Form 10-Q
period 2019-03-31
VAPOTHERM INC
filed 2019-05-10
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-38740

Vapotherm, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2259298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Domain Drive

Exeter, NH 03833

(Address of principal executive offices, including zip code)

(603) 658-0011

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VAPO	New York Stock Exchange

As of May 7, 2019, there were 17,387,489 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2019

TABLE OF CONTENTS

		Page No.
Note Regarding Forward-Looking Statements		3

PART I. FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)	5
	Consolidated Balance Sheets - March 31, 2019 and December 31, 2018	5
	Consolidated Statements of Operations - Three Months Ended March 31, 2019 and 2018	6
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) - Three Months Ended March 31, 2019 and March 2018	7
	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2019 and 2018	8
	Notes to Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4	Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6	Exhibits	36
Exhibit Index		36
Signatures		37

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 22, 2019, Part I, “Item 1A. Risk Factors” and in our other filings with the SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use “Vapotherm,” “Precision Flow,” and “Hi-VNI” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$56,666	$58,223
Accounts receivable, net	6,658	7,107
Inventory	12,420	13,710
Prepaid expenses and other current assets	2,456	2,683
Total current assets	78,200	81,723
Property and equipment, net	13,901	13,416
Restricted cash	1,852	1,799
Goodwill	584	-
Intangible assets, net	455	-
Other long-term assets	350	308
Total assets	$95,342	$97,246
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,508	$3,148
Contract liability	176	79
Accrued expenses and other liabilities	6,657	7,653
Short term line of credit	3,982	3,163
Total current liabilities	12,323	14,043
Long-term loans payable	41,574	31,317
Deferred tax liability	97	-
Other long-term liabilities	329	325
Total liabilities	54,323	45,685
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 16,899,685 and 16,782,837 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	17	17
Additional paid-in capital	268,348	265,926
Accumulated deficit	(227,346)	(214,382)
Total stockholders' equity	41,019	51,561
Total liabilities and stockholders’ equity	$95,342	$97,246

The accompanying notes are an integral part of these consolidated financial statements.

Vapotherm, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenue	$12,299	$10,739
Cost of goods sold	7,120	6,494
Gross profit	5,179	4,245
Operating expenses
Research and development	3,273	2,225
Sales and marketing	9,161	8,051
General and administrative	4,879	2,382
Loss on disposal of fixed assets	-	3
Total operating expenses	17,313	12,661
Loss from operations	(12,134)	(8,416)
Other (expense) income
Foreign currency loss	(9)	(3)
Interest income	203	1
Interest expense	(1,024)	(616)
Gain on change in fair value of warrant liabilities	-	128
Net loss	$(12,964)	$(8,906)
Net loss per share basic and diluted	$(0.76)	$(11.33)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	16,949,027	786,184

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$(214,382)	$51,561
Issuance of common stock warrants	-	-	293	-	293
Issuance of stock upon exercise of options	268	-	-	-	-
Issuance of restricted stock	116,580	-	226	-	226
Stock-based compensation expense	-	-	1,903	-	1,903
Net loss	-	-	-	(12,964)	(12,964)
Balance at March 31, 2019	16,899,685	$17	$268,348	$(227,346)	$41,019

	Redeemable Convertible				Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	10,515,351	$152,637	672,321	$1	$45,056	$(171,914)	$(126,857)
Issuance of stock upon exercise of options	-	-	13,492	-	18	-	18
Issuance of restricted stock	-	-	50,385	-	83	-	83
Stock-based compensation expense	-	-	-	-	116	-	116
Net loss	-	-	-	-	-	(8,906)	(8,906)
Balance at March 31, 2018	10,515,351	$152,637	736,198	$1	$45,273	$(180,820)	$(135,546)

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net loss	$(12,964)	$(8,906)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	621	466
Stock-based compensation expense	1,903	116
Loss on disposal of fixed assets	23	150
Provision for bad debts	13	2
Amortization of discount on debt	44	14
Change in fair value of warrants	-	(128)
Changes in operating assets and liabilities:
Accounts receivable	847	189
Inventory	1,782	691
Prepaid expenses and other assets	197	75
Accounts payable	(1,658)	(597)
Contract liability	22	18
Accrued expenses and other liabilities	(661)	(2,570)
Net cash used in operating activities	(9,831)	(10,480)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(1,560)	-
Purchases of property and equipment	(1,128)	(1,245)
Net cash used in investing activities	(2,688)	(1,245)
Cash flows from financing activities
Proceeds on loans	10,500	-
Debt issuance costs	(322)	(1)
Short term line of credit	837	-
Proceeds from exercise of stock options and purchase of restricted stock	-	393
Net cash provided by financing activities	11,015	392
Net decrease in cash, cash equivalents and restricted cash	(1,504)	(11,333)
Cash, cash equivalents and restricted cash
Beginning of period	60,022	28,360
End of period	$58,518	$17,027
Supplemental disclosures of cash flow information
Interest paid during the period	$939	$576
Issuance of warrants in conjunction with debt draw down	$293	$-
Property and equipment purchases in accrued expenses at period end	$42	$59

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. The Company generates revenue primarily from sales of its Precision Flow systems, which include capital units and single-use disposables, and to a lesser extent, sales of its companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adaptors. The Company sells Precision Flow systems to hospitals through a direct sales force in the United States and in the United Kingdom and through distributors in select other countries outside of the United States. In addition, the Company utilizes clinical educators who are experienced users of Hi-VNI Technology and who focus on medical education efforts to facilitate adoption and increase utilization. The Company is focused on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency department and adult, pediatric and neonatal intensive care units (the “ICUs”). The Company’s relationship with these clinicians is particularly important, as it enables its products to follow patients through the care continuum.

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

On November 16, 2018, the Company completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million after deducting the underwriting discount of $4.5 million and offering expenses of $2.5 million.

On February 28, 2019, the Company acquired its United Kingdom based distributor. See Note 18 “Business Combinations” to these consolidated financial statements for details of this transaction.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2018 Form 10-K and updated, as necessary, in this report. The year-end consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Principles of Consolidation

These consolidated financial statements include the financial statements of Solus Medical Ltd. (“Solus"), a wholly owned subsidiary of the Company based in the United Kingdom, which was acquired in the first quarter of 2019. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these consolidated financial statements include calculation of stock-based compensation, fair values of acquired assets and liabilities, including goodwill and intangibles assets, warrant liabilities, realizability of inventories, allowance for bad debt and accrued expenses. Actual results may differ from these estimates.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2019, the consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019 and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are also unaudited. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with accounting principles generally accepted in the United States. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A company with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for interim and annual periods beginning after December 15, 2018. The Company had not previously included restricted cash as a component of cash and cash equivalents as presented on its consolidated statement of cash flows. The Company adopted the new standard in the first quarter of fiscal 2019, under the retrospective adoption method, and prior year restricted cash has been reclassified to conform to current year presentation.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Clarifying the Definition of a Business (Topic 805):

In January 2017, the FASB issued ASU No. 2017-01 Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”). The new guidance changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The Company adopted ASU 2017-01 effective January 1, 2019. Adoption of ASU 2017-01 did not have a significant impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Leases (Topic 842):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definitions of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The Company will adopt the new standard during interim and annual periods beginning after December 15, 2019. The new standard originally required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of the initial application. In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) (“ASU 2018-11”) which provided another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has not yet determined the effects, if any, that the adoptions of ASU 2016-02 and ASU 2018-11 may have on its financial position, results of operations, cash flows, or disclosures.

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. The new standard is effective for interim and annual periods beginning after December 15, 2019. The Company has not yet determined the effects, if any, that the adoption of ASU 2016-13 may have on its financial position, results of operations, cash flows, or disclosures.

Foreign Currency

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For our non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

There were no assets or liabilities of foreign subsidiaries that were translated at period-end exchange rates as of December 31, 2018. As of March 31, 2019, the Solus entity was included in our consolidated results due to the acquisition in February 2019. See Note 18 “Business Combinations” to these consolidated financial statements for details of this transaction. The functional currency for this entity is its local currency, Pound Sterling (GBP).

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies, are recorded in other (expense) income in the consolidated statements of operations. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in other comprehensive income.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had restricted cash related to certificates of deposits and collateral in relation to lease agreements. At March 31, 2019 and December 31, 2018, the Company did not hold any cash equivalents.

Intangible Assets

Intangible assets related to customer agreements are amortized on a straight-line basis, over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired in a transaction accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. As described in Note 17 “Segment Reporting”, the Company operates in one operating segment and has two reporting units, Vapotherm and Solus.

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended March 31, 2019
	US	International	Total
Net revenue by:
Product Revenue
Capital	$1,510	$505	$2,015
Disposable	7,547	1,472	9,019
Subtotal Product Revenue	9,057	1,977	11,034
Lease Revenue	663	-	663
Service and Other Revenue	329	273	602
Total Revenue	$10,049	$2,250	$12,299

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2018
	US	International	Total
Net revenue by:
Product Revenue
Capital	$1,572	$711	$2,283
Disposable	6,343	1,226	7,569
Subtotal Product Revenue	7,915	1,937	9,852
Lease Revenue	185	-	185
Service and Other Revenue	522	180	702
Total Revenue	$8,622	$2,117	$10,739

Service and other revenue includes sales of non-Vapotherm products sold by Solus. Net revenue by U.S. and International is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total revenue.

Product Returns

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at time of sale. The Company provides its customers with the right to return products for a refund of the purchase price or for an account credit, if the return is made within a specified number of days from the original invoice date. The Company records a product return liability based upon an estimate of specific returns and a review of historical returns experienced. Adjustments are made to the product return liability as returns data and historical experience change. The provision for product return estimates is recorded as a reduction of revenue. The product return liability of less than $0.1 million is included in other current liabilities.

Stock Split

On November 2, 2018, the Company’s Board of Directors and stockholders approved a 14:1 reverse stock split. The effect of this event has been reflected in all of the share quantities and per share amounts throughout these financial statements. The shares of common stock retained a par value of $0.001.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and re-evaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the Company’s consolidated statement of operations.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in our consolidated statements of cash flows:

	March 31,	December 31,	March 31,	December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$56,666	$58,223	$15,175	$26,508
Restricted cash	1,852	1,799	1,852	1,852
Total cash, cash equivalents, and restricted cash	$58,518	$60,022	$17,027	$28,360

3. Accounts Receivable

Accounts receivable owed to the Company by its customers and distributors consist of the following:

	March 31, 2019	December 31, 2018

United States	$4,738	$4,948
International	2,203	2,493
Total accounts receivable	6,941	7,441
Less: Allowance for doubtful accounts	(283)	(334)
Accounts receivable, net of allowance for doubtful accounts	$6,658	$7,107

At March 31, 2019, the largest concentrations of accounts receivable, as a percentage of total accounts receivable, were with two distributors each representing 3% and one distributor representing 2% of total accounts receivable, respectively. At December 31, 2018, the largest concentrations of accounts receivable, as a percentage of total accounts receivable, were with one distributor representing 7% and two distributors representing 4% of total accounts receivable, respectively. No customers accounted for more than 10% of revenue or accounts receivable as of March 31, 2019 and December 31, 2018.

4. Financial Instruments

As of March 31, 2019 and December 31, 2018, the Company’s financial instruments were comprised of cash, accounts receivables, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature and market interest rates.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The Company’s warrant activity for the three months ended March 31, 2019 and March 31, 2018 are summarized as follows.

	Series A Redeemable			Series B Redeemable			Series C Redeemable
	Convertible Preferred			Convertible Preferred			Convertible Preferred			Total Warrants
	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value
Outstanding at December 31, 2017	158,202	$415	$14.00	12,857	$72	$14.00	4,285	$42	$14.00	175,344	$529
Gain on change in fair value	-	(127)	-	-	(1)	-	-	-	-	-	(128)
Outstanding at March 31, 2018	158,202	$288	$14.00	12,857	$71	$14.00	4,285	$42	$14.00	175,344	$401

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	230,295	$14.50
Warrants granted	19,790	15.92
Outstanding at March 31, 2019	250,085	$14.61

The Company did not grant any warrants in the three months ended March 31, 2018. During the three months ended March 31, 2019, in connection with an amendment to the Credit Agreement and Guaranty as further described in Note 8 “Debt”, the Company granted warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in March 2029. The estimated fair value at the time of issuance was less than $0.3 million, and is recorded as a discount against the principal owed on the related debt, to be amortized over the contractual term of the debt instrument.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

5. Inventories

Inventories as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Component parts	$5,464	$5,601
Finished goods	6,956	8,109
Total inventory	$12,420	$13,710

6. Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. A summary of the components of property and equipment, placed in service as of March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019	December 31, 2018
Equipment	$939	$924
Furniture	962	957
Manufacturing equipment	4,175	4,166
Software	656	655
Demonstration, placements and evaluation units	8,013	7,135
Leasehold improvements	2,025	2,025
Construction in process	4,822	4,663
Total property and equipment	21,592	20,525
Less: Accumulated depreciation and amortization	(7,691)	(7,109)
Total property and equipment, net	$13,901	$13,416

Depreciation and amortization of property and equipment was $0.6 million and $0.5 million during the three months ended March 31, 2019 and March 31, 2018, respectively.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Accrued inventory	$860	$1,070
Accrued commissions	747	1,464
Accrued bonuses	670	1,692
Accrued professional fees	644	253
Accrued payroll liability	435	86
Accrued vacation liability	431	427
Product warranty reserve	329	329
Accrued taxes	271	305
Refundable purchase price of unvested stock	265	346
Accrued employee reimbursement	177	178
Accrued rent and restoration costs	170	174
Accrued freight	85	52
Clinical studies	75	67
Accrued capital equipment	42	21
Other	1,456	1,189
Total accrued expenses and other liabilities	$6,657	$7,653

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

8. Debt

Revolving Credit Line

On November 16, 2016, the Company entered a Business Financing Agreement (the “Revolver Agreement”) with Western Alliance Bank, an Arizona Corporation, which replaced its then existing revolving line of credit. The Revolver Agreement made available $7.0 million of revolving credit upon the closing date. Availability under the Revolver Agreement is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor). The original maturity date was September 30, 2018. The Company refinanced the Revolver Agreement in April 2018, increasing the credit line to $7.5 million and extending the maturity date to September 30, 2020.  The principal is due upon maturity. On March 22, 2019, the Company entered into an amendment to the Revolver Agreement (as amended, the “Amended Revolver Agreement”), which increased the allowable permitted indebtedness under the Amended Revolver Agreement in connection with the Company’s credit card program from $0.3 million to $0.5 million.

At March 31, 2019 the interest rate was 7.3%. The outstanding balance under the Amended Revolver Agreement was $4.0 million at March 31, 2019 and there was no remaining availability based on eligible receivables. At December 31, 2018 the interest rate was 7.3%. The outstanding balance under the Revolver Agreement was $3.2 million at December 31, 2018 and the remaining availability based on eligible receivables was $1.0 million.

Term Loans

On November 16, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd. (“Solar”). Pursuant to the Loan Agreement, a total of $20.0 million was available in three tranches. The first tranche was drawn down in the amount of $10.0 million upon closing which paid off the Company’s then existing term loan balance of $6.0 million in full. The Company achieved the minimum revenue threshold required to draw down the second tranche of $5.0 million of term debt financing and obtained a signed term sheet for an equity financing in excess of $10.0 million, which allowed the Company to draw down the third and final tranche of $5.0 million term debt financing. The Company drew down the $5.0 million tranches in January 2017 and March 2017, respectively. The Company pledged all assets as collateral with a double negative pledge on intellectual property.

On April 6, 2018, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, which paid off the Loan Agreement in full.

On July 20, 2018, pursuant to the Credit Agreement and Guaranty, the Company drew down the second tranche of $10.0 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 18,846 shares of Series D preferred stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in July 2028.

On September 27, 2018, the Company entered into the first amendment to the Credit Agreement and Guaranty (the “Amendment”, together with the Credit Agreement and Guaranty, the “Amended Credit Agreement and Guaranty”) with Perceptive. Pursuant to the Amended Credit Agreement and Guaranty, the Company may draw the final $12.5 million of availability at any time through March 31, 2019 and eliminated the minimum 2018 revenue requirement of $43.2 million that was required to draw down the final tranche.  Concurrently with the closing of the Amendment, the Company drew down $2.0 million of the remaining $12.5 million available. In connection with this draw down, the Company granted Perceptive warrants to purchase 3,769 shares of our Series D preferred stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in September 2028.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

As of December 31, 2018, the Company had drawn $32.0 million of the $42.5 million available, under the Credit Agreement and Guaranty and on March 22, 2019, the Company drew the remaining $10.5 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in March 2029.

On March 22, 2019, the Company entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with the Company’s credit card program from $0.3 million to $0.5 million.

At March 31, 2019, the interest rate was 11.56%. The outstanding balance was $42.5 million at March 31, 2019 and there was no remaining availability. At December 31, 2018, the interest rate was 11.44%. The outstanding balance was $32.0 million at December 31, 2018 and the remaining availability was $10.5 million.

The Amended Credit Agreement and Guaranty requires the Company to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. As of March 31, 2019, the Company was in compliance with these covenants.

The annual principal maturities of the Amended Credit Agreement and Guaranty as of March 31, 2019 are as follows:

2019	$-
2020	-
2021	-
2022	-
2023	42,539
Less: Discount on loans payable	(965)
Long-term loans payable	$41,574

9. Commitments and Contingencies

The Company’s principal office is located at 100 Domain Drive, Exeter, New Hampshire 03833, where it leases approximately 84,140 square feet of office, manufacturing, research & development and warehouse space. The Company leases this space under an agreement that terminates on January 29, 2026.

The following table summarizes the future minimum combined lease payments for the years ended December 31, 2019 through 2023 and thereafter:

Total Due
As of March 31, 2019
Remainder of 2019	$1,166
2020	1,577
2021	1,601
2022	1,626
2023	1,652
Thereafter	1,820
Total	$9,442

Rent expense for each of the three months ended March 31, 2019 and March 31, 2018 was $0.5 million.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Legal Matters

From time to time the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company is currently engaged in a litigation with Engineered Medical Systems, Inc. (“EMS”) a former supplier of a component of our Precision Flow systems. EMS filed a complaint against us in Indiana state court on June 12, 2018 alleging breach of contract and other causes of action and seeking damages of at least $800,000 and all other forms of just and appropriate relief. This matter was subsequently removed to the United States District Court for the Southern District of Indiana. The Company filed a complaint against EMS in Superior Court in Rockingham County, New Hampshire on June 15, 2018 alleging breach of contract, violation of the New Hampshire Consumer Protection Act, and other causes of action and seeking damages of at least $2.1 million and all other forms of just and appropriate relief. Each party filed a motion to dismiss against the other party’s complaint. EMS’ motion to dismiss in Superior Court in Rockingham County, New Hampshire was denied and discovery is now underway in the New Hampshire matter. Following this decision, EMS withdrew its complaint in Indiana. The Company does not believe this matter will have a material adverse impact on the consolidated financial statements.

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

A reconciliation of income tax expense (benefit) is computed as the statutory federal income tax rate to income taxes as reflected in the financial statement as follows:

	Three Months Ended March 31,
	2019	2018
Federal income tax (benefit) at statutory rate	21.0%	34.0%
(Increase) decrease income tax benefit resulting from:
Permanent differences	0.4%	0.0%
Change in valuation allowance	(21.0)%	(34.0)%
Other	(0.4)%	0.0%
Income tax expense (benefit)	0.0%	0.0%

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Significant components of the Company’s net deferred tax asset at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
Deferred Tax Assets
Net operating loss carryforwards	$45,793	$42,444
Tax credit carryforwards	3,325	3,012
Deduction of research and development costs	4,676	4,239
Accounts receivable collection allowance	56	70
Inventory valuation reserves	306	154
Accrued bonus and vacation	278	579
Accrued warranty	86	86
Allowance for sales returns	18	18
Stock option expense attributed to non-ISO stock	567	358
Accrued other expenses	1,025	818
Other temporary differences	(178)	(70)
Total gross deferred tax assets	55,952	51,708
Less: Valuation allowance	(55,952)	(51,708)
Deferred tax asset after valuation allowance	$-	$-

The Company’s major tax jurisdictions are the United States and New Hampshire. As of March 31, 2019, the Company had federal and state net operating loss carryforwards of $192.2 million and $86.3 million, respectively, which begin to expire in 2020. As of March 31, 2019, the Company had federal research and development tax credits carryforwards of $3.1 million which begin to expire in 2021.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $56.0 million and $51.7 million has been established at March 31, 2019 and December 31, 2018, respectively. The valuation allowance increased $4.3 million during the three months ended March 31, 2019, due primarily to net operating losses generated.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

On February 28, 2019, the Company acquired the shares of Solus For the period from February 29, 2019 to March 31,2019, Solus had a book loss of less than $0.1 million, resulting from sales of $0.2 million. Due to the short period of ownership, and related book loss, the tax provision for Solus is immaterial.

11. Stock Plans and Stock-Based Compensation

As of March 31, 2019 and December 31, 2018, 945,675 and 972,628 shares of common stock remain available for issuance under the 2018 Stock Incentive Plan (the “2018 SI Plan”), respectively. Under the terms of the 2018 SI Plan, the exercise price of the options is determined by the Board of Directors at the time of grant. Options granted under the plans vest ratably over a period of one to four years from the date of grant and are exercisable over a period of not more than ten years from the date of grant.

On January 23, 2019, the Company established a French Qualifying Subplan that sits underneath the 2018 SI Plan which allows for the granting of stock options to purchase shares of common stock for employees and officers who are residents of France. The options under the French Qualifying Subplan reside under the umbrella of the 2018 SI Plan.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.  For performance-based awards, related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation expense associated with performance awards are based upon the stock price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect estimated outcome of the performance-related conditions until the date results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the Company’s historical volatility. The average expected life was estimated using the simplified method for “plain vanilla” options. The risk-free rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. The Company assumed an average forfeiture rates of 4.74% and 5.07% for the three months ended March 31, 2019 and 2018, respectively, based on historical experience with pre-vested forfeitures.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Three Months Ended March 31,
	2019	2018
Estimated fair value of common stock	$19.65	$1.68
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.5%	2.4%
Expected stock price volatility	75.5%	59.1%
Expected term (years)	6.1	6.0

Stock Options

Stock option activity for the three months ended March 31, 2019 is as follows:

			Weighted
	Number of	Weighted	Average
	Underlying	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2018	786,989	$2.41	7.87	$13,801
Options granted	752,346	17.11
Options exercised	(268)	1.64
Options canceled	(23,396)	2.73
Outstanding at March 31, 2019	1,515,671	$9.71	8.59	$15,071
Exercisable at March 31, 2019	449,659	$1.83	6.46	$8,014

Vested and unvested expected to vest at March 31, 2019	1,515,671	$9.71	8.59	$15,071

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $11.59 and $0.95 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was less than $0.1 million. The aggregate intrinsic value was calculated based on a positive difference between the closing stock price on March 31, 2019 and the exercise price per share of the underlying options. The aggregate intrinsic value was calculated based on a positive difference between the estimated fair value of the Company’s common stock as March 31, 2018 of $0.95 per share, and the exercise price per share of the underlying options.

The compensation expense associated with stock options recognized during the three months ended March 31, 2019 and 2018 was $1.5 million and less than $0.1 million, respectively. Stock-based compensation is recorded in the consolidated statements of operations. As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested stock options awards of $7.9 million, which is expected to be recognized over the remaining weighted average vesting period of 2.4 years.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Restricted Stock

A summary of restricted stock activity for the three months ended March 31, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	399,485	$1.68
Granted/purchased	70,466	2.09
Vested	(116,580)	1.67
Canceled	-	-
Unvested at March 31, 2019	353,371	$1.68

The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2019 and 2018 was $15.65 and $0.94 per share, respectively.

The compensation expense associated with restricted stock recognized during the three months ended March 31, 2019 and 2018 was $0.4 million and less than $0.1 million, respectively. Stock-based compensation is recorded in the consolidated statements of operations. As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock of $1.2 million, which is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

12. Earnings Per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(12,964)	$(8,906)
Net loss attributable to common stockholders	$(12,964)	$(8,906)

Denominator:
Weighted average common shares outstanding—basic and diluted	16,949,027	786,184

Net loss per share attributable to common stockholders— basic and diluted	$(0.76)	$(11.33)

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	1,515,671	745,078
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	250,085	175,345
Unvested restricted stock	353,371	388,888
Redeemable convertible preferred stock (as converted to common stock)	-	10,515,351
	2,119,127	11,824,662

13. Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 25% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. On April 1, 2017, the Company began an employer 401(k) match. The match was effective for any funds contributed after April 1, 2017 at a rate of 50% of the first 4% of employee contributions. The employer match is capped at $1,000 per year for employees with annual earnings less than $50,000 and $500 for employees with annual earnings greater than $50,000. The Company contributed less than $0.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

14. Related Party Transactions

As described in Note 15 “Redeemable Convertible Preferred Stock”, of the 2018 Form 10-K, the Company issued Series A, B, C and D preferred stock to private investors. Certain executive officers of the Company are owners/investors in certain venture funds who purchased Series A, B, C and D preferred stock. The total amount of preferred stock purchased by related party organizations as of December 31, 2018 was $33.2 million. Pursuant to the initial public offering in November 2018, all outstanding redeemable convertible preferred stock converted to common stock on a one-to-one basis.

The Company has two investors that are vendors of the Company. The total amount billed from these vendors during the three months ended March 31, 2019 and 2018 was less than $0.1 million and $0.7 million, respectively. The accounts payable balance for these vendors was $0.5 million as of March 31, 2019 and December 31, 2018, respectively.

In addition, the Company sells its products to a hospital customer who is an affiliate of a current investor. The total amount billed to this customer during the three months ended March 31, 2019 and 2018 was $0.4 million, respectively. The accounts receivable balance for this customer was $0.1 million as of March 31, 2019 and December 31, 2018, respectively. All transactions are at arms’ length and occur at published list prices.

15. Warrants

In connection with certain of its redeemable convertible preferred stock issuances, the Company issued warrants for shares of its redeemable convertible preferred stock in fiscal year 2018 and earlier. See Note 4 “Financial Instruments” of the 2018 Form 10-K for a discussion of these warrants. Such warrants were recorded as liabilities as a result of non-standard anti-dilution rights and were carried at their estimated fair value using the Black-Scholes valuation model. In connection with the Company’s initial public offering in November 2018, these warrants converted to common stock warrants.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

There was no outstanding redeemable convertible preferred stock as of March 31, 2019 or December 31, 2018. See Note “4 Financial Instruments” in this Quarterly Report on Form 10-Q for a rollforward of the Company’s common stock warrants. In connection with the draw down of the remaining $10.5 million under the Amended Credit Agreement and Guaranty in March 2019, the Company granted warrants to Perceptive to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in March 2029. During the three months ended March 31, 2018, the Company recorded a gain of $0.1 million on the change in fair value of the preferred stock warrants.

16. Stockholders’ Equity

Preferred Stock

As of March 31, 2019 and December 31, 2018, the Company has authorized 25,000,000 shares of preferred stock, respectively, at a par value of $0.001. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

Prior to the completion of the Company’s initial public offering in November 2018, the Company was authorized to issue common stock and Series A, Series B, Series C, and Series D preferred stock.

A summary of the terms of the various types of redeemable convertible preferred stock at March 31, 2018, is as follows:

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

Common Stock

As of March 31, 2019 and December 31, 2018, the Company has authorized 175,000,000 shares of common stock, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

17. Segment Reporting

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. All assets are in the United States, United Kingdom or at contracted suppliers.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

18. Business Combinations

On February 28, 2019, the Company completed the acquisition of the outstanding equity securities of Solus Medical Ltd. (“Solus”) whose principal assets included intangible assets related to supplier agreements. The Company undertook the acquisition to accelerate its penetration in the United Kingdom market. The purchase price, net of cash acquired, of $2.0 million was funded with an initial cash payment of approximately $1.6 million and a loss of $0.4 million on settlement of a preexisting relationship. Additionally, the Company will recognize an estimated $2.4 million in contingent payments as compensation that will be paid over the next two years. The acquisition has been accounted for as an acquisition of a business.

The Company has not yet finalized the purchase accounting for the Solus acquisition during the first quarter of 2019. The following table summarizes the preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of February 28, 2019:

Cash	$466
Accounts receivable	411
Inventory	492
Prepaids and other assets	11
Property and equipment	1
Goodwill	584
Intangible assets	455
Total assets acquired	2,420
Accounts payable and accrued expenses	(222)
Deferred revenue	(75)
Deferred taxes	(97)
Total liabilities assumed	(394)
Total purchase price	$2,026

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The fair values of assets acquired and liabilities assumed, including income taxes payable and deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Accordingly, the provisional measurements of fair value of the income taxes payable and deferred taxes set forth above are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

In determining the purchase price allocation, the Company considered, among other factors, the opportunity provided by supplier agreements with the National Health Service.  The fair value of the intangible assets associated with this agreement were estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable to only the subject intangible assets after deducting contributory asset charges. An income and expenses forecast was built based upon specific intangible asset revenue and expense estimates.

The rate used to discount the estimated future net cash flows to their present values for each intangible asset was based upon a weighted average cost of capital calculation. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the assets acquired from Solus.

The total weighted average amortization period for the intangible assets is approximately 3.83 years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets. Goodwill associated with the acquisition was primarily attributable to the market expansion opportunity in the U.K. The goodwill attributable to the United Kingdom jurisdiction is not deductible for tax purposes.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The Company has included the financial results of Solus in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred.

Pro Forma Financial Information

The following unaudited pro forma information for the first quarter of fiscal year 2019 and 2018, respectively presents consolidated information as if the Solus acquisition occurred on January 1, 2018, which is the first day of our fiscal year 2018:

	March 31,
	2019	2018
Net revenue	$12,536	$11,506
Net loss	$(13,252)	$(9,138)
Net loss per share, basic	$(0.78)	$(11.62)

19. Subsequent Events

As disclosed in the Company’s 2018 Form 10-K and in other filings with the SEC, in 2018 Stamford Devices Limited filed an opposition against its European patent – EP2806926. The title of the invention is Systems for Providing Respiratory Therapy. The patent is part of the accessory technologies in our patent portfolio. It provides an improved system for delivering breathing gas and aerosolized medications. The claims opposed were not embodied in any of the Company’s current commercialized products. A hearing on the matter with no payments exchanged in either direction was scheduled for May 9, 2019, however, the Company and Stamford Devices Limited reached an agreement on the matter and as a result Stamford Devices Limited withdrew their opposition on April 29, 2019 and the Opposition Division of the European Patent Office canceled the hearing on May 7, 2019, noting the matter would be continued with a written decision.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2019, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2018 Form 10-K..

Overview

We are a global medical technology company focused on the development and commercialization of our proprietary Hi-VNI Technology products that are used to treat patients of all ages suffering from respiratory distress. Our Hi-VNI Technology delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use Hi-VNI Technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of March 31, 2019, more than 1.8 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 14,000 capital units. We have sold our Precision Flow systems to over 1,400 hospitals across the United States, where they have been primarily deployed in the ICU setting. We assemble our Precision Flow systems in our facility in New Hampshire and we rely on third-party suppliers for a majority of the components of our products, including many single source suppliers and a sole source supplier. We maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. We currently ship our Precision Flow systems from our facility in New Hampshire directly to our United States customers, from our facility in the United Kingdom directly to our United Kingdom customers, and many of our international distributors in other countries on a purchase order basis. Warehousing and shipping operations for some of our international distributors are handled by a third-party vendor with facilities located in the Netherlands. While our customers have the right to return purchased products subject to a restocking fee, our historical return experience has been immaterial.

Since inception, we have financed our operations primarily through an initial public offering of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our Hi-VNI Technology products and expanded our digital marketing initiatives and medical education programs. For the first quarter of 2019, we generated revenue of $12.3 million and had a net loss of $13.0 million compared to revenue of $10.7 million and a net loss of $8.9 million for the first quarter of 2018. Our accumulated deficit as of March 31, 2019 was $227.3 million. In the first quarter of 2019, 81.7% of our revenue was derived in the United States and 18.3% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

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

Results of Operations

	Three Months Ended March 31,
	2019	2018
Net revenue	$12,299	$10,739
Cost of goods sold	7,120	6,494
Gross profit	5,179	4,245
Operating expenses
Research and development	3,273	2,225
Sales and marketing	9,161	8,051
General and administrative	4,879	2,382
Loss on disposal of fixed assets	-	3
Total operating expenses	17,313	12,661
Loss from operations	(12,134)	(8,416)
Other expense, net	(830)	(490)
Net loss	$(12,964)	$(8,906)

Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue
Capital	$2,015	16.4%	$2,283	21.3%	$(268)	-11.7%
Disposable	9,019	73.3%	7,569	70.5%	1,450	19.2%
Subtotal Product Revenue	11,034	89.7%	9,852	91.8%	1,182	12.0%
Lease Revenue	663	5.4%	185	1.7%	478	258.4%
Service and Other Revenue	602	4.9%	702	6.5%	(100)	-14.2%
Total Revenue	$12,299	100.0%	$10,739	100.0%	$1,560	14.5%

Revenue increased $1.6 million, or 14.5%, to $12.3 million for the first quarter of 2019 compared to $10.7 million for the first quarter of 2018. The increase in revenue was primarily attributable to a $1.5 million increase in disposable revenue as a result of an increase in the installed base of Precision Flow capital units worldwide. Additionally, there was a $0.5 million increase in lease revenue due to a larger volume of lease contracts for the acquisition of Precision Flow units in the first quarter of 2019 compared to the first quarter of 2018.

Revenue information by geography is summarized as follows:

	Three Months Ended March 31,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$10,049	81.7%	$8,622	80.3%	$1,427	16.6%
International	2,250	18.3%	2,117	19.7%	133	6.3%
Total Revenue	$12,299	100.0%	$10,739	100.0%	$1,560	14.5%

Revenue generated in the United States increased $1.4 million, or 16.6%, to $10.0 million for the first quarter of 2019, compared to $8.6 million for the first quarter of 2018. Revenue growth in the United States was primarily due to increased disposable sales resulting from a larger installed base of Precision Flow units.

Revenue generated in our International markets increased $0.1 million, or 6.3%, to $2.2 million for the first quarter of 2019, compared to $2.1 million for the first quarter of 2018. Revenue growth in the International markets was primarily due to increased disposable sales resulting from a larger installed base of Precision Flow units.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.6 million, or 9.0%, to $7.1 million in the first quarter of 2019 compared to $6.5 million in the first quarter of 2018. The increase was primarily due to increased product costs due to higher sales volumes of our Precision Flow capital units and disposables.

Gross margin increased to 42.1% in the first quarter of 2019 compared to 39.5% in the first quarter of 2018. The increase in gross margin was driven by favorable sales mix of disposables as well as a decrease in disposable component costs in comparison to the first quarter of 2018. Additionally, we achieved operating efficiency by holding operating overhead constant while increasing throughput of our manufacturing facility to support continued sales growth.

Research and Development Expenses

Research and development expenses increased $1.0 million, or 47.1%, to $3.3 million in the first quarter of 2019 compared to $2.2 million in the first quarter of 2018. As a percentage of revenue, research and development expenses increased to 26.6% in the first quarter of 2019 compared to 20.7% in the first quarter of 2018. The increase in research and development expenses was due to an increase in research and development headcount and other employee-related expenses, including stock-based compensation and to new product development costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.1 million, or 13.8%, to $9.2 million in the first quarter of 2019 compared to $8.1 million in the first quarter of 2018. As a percentage of revenue, sales and marketing expenses decreased to 74.5% in the first quarter of 2019 compared to 75.0% in the first quarter of 2018. The increase in sales and marketing expenses was primarily due to increased compensation, travel and other employee-related expenses, including stock-based compensation, in our sales and marketing organizations and to investments in marketing initiatives and clinical studies.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, or 104.8%, to $4.9 million in the first quarter of 2019 compared to $2.4 million in the first quarter of 2018. As a percentage of revenue, general and administrative expenses increased to 39.7% in the first quarter of 2019 compared to 22.2% in the first quarter of 2018. The increase in general and administrative expenses was primarily due to increases in headcount and other employee-related expenses, including stock-based compensation, and to a lesser extent, legal, advisory and consulting fees, and public company costs.

Loss on Disposal of Fixed Assets

The loss on disposal of fixed assets for the first quarter of 2018 was attributable to the loss on the disposal of fixed assets associated with our facility consolidation. We expect loss on disposal of fixed assets to vary over time.

Other Expense, Net

Other expense, net increased $0.3 million, or 69.4%, to $0.8 million in the first quarter of 2019 compared to $0.5 million in the first quarter of 2018. The increase in other expense, net was due to an increase in interest expense related to additional borrowings under our credit facilities, partially offset by an increase in interest income due to higher cash balances resulting from proceeds received in November 2018 from our initial public offering.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $58.5 million and an accumulated deficit of $227.3 million. Our primary sources of capital to date have been from an initial public offering of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from private placements of our convertible preferred stock. On November 16, 2018, we completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million. As of March 31, 2019, we had $4.0 million of outstanding borrowings and no availability under our Revolving Facility. As of March 31, 2019, we had $42.5 million of term debt outstanding under our Credit Agreement and Guaranty.

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

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,831)	$(10,480)
Investing activities	(2,688)	(1,245)
Financing activities	11,015	392
Net decrease in cash, cash equivalents and restricted cash	$(1,504)	$(11,333)

Operating Activities

The net cash used in operating activities was $9.8 million in the first quarter of 2019 and consisted primarily of a net loss of $13.0 million, offset by a decrease of $2.6 million in non-cash charges and a decrease of $0.6 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $10.5 million in the first quarter of 2018 and consisted primarily of a net loss of $8.9 million and an increase of $2.2 million in net operating assets offset by non-cash charges of $0.6 million. Non-cash charges consisted primarily of depreciation and amortization expense, losses on disposals of fixed assets and stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the first quarter of 2019 and 2018 consisted of purchases of property and equipment of $1.1 million and $1.2 million, respectively. In addition, the net cash used in investing activities in the first quarter of 2019 included $1.6 million to acquire Solus. Effective January 1, 2019, and further described in Note 2 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, we consider restricted cash as a component of cash and cash equivalents as presented on our consolidated statements of cash flows. Previously the net change in restricted cash was considered an investing activity. Prior periods have been reclassified to conform to current year presentation.

Financing Activities

Net cash provided by financing activities was $11.0 million in the first quarter of 2019 and consisted primarily of borrowings of $11.3 million under our credit facilities offset by $0.3 million in debt issuance costs.

Net cash provided by financing activities was $0.4 million in the first quarter of 2018 and consisted primarily of $0.4 million in proceeds from the exercise of equity-based awards.

Indebtedness

Revolving Line of Credit

In November 2016, we entered into the Revolving Facility, which provided for $7.0 million of available borrowings. Availability under the Revolving Facility is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor).

Interest is paid monthly on the average outstanding balance, at the Wall Street Journal Prime Rate plus 1.75%, floating, subject to a floor of 3.5%. The interest rate was 7.3% at March 31, 2019 and December 31, 2018.

On April 6, 2018, we amended and restated the Revolving Facility (the “Amended Revolving Facility”) to primarily extend the maturity date from September 30, 2018 to September 30, 2020 and increase the revolving line of credit to $7.5 million. On March 22, 2019, we amended and restated the Amended Revolving Facility, which increased the allowable permitted indebtedness under the agreement in connection with our credit card program from $0.3 million to $0.5 million.

The outstanding balance under the Amended Revolving Facility, as amended, was $4.0 million and $3.2 million at March 31, 2019 and December 31, 2018, respectively. The remaining amount available to borrow based on eligible receivables was $0 million and $1.0 million at March 31, 2019 and December 31, 2018.

Term Debt

In November 2016, we entered into a Loan and Security Agreement with Solar Capital Ltd., or Solar, for a total facility amounting to $20.0 million, available in three tranches. The first tranche was drawn down in the amount of $10.0 million on the effective date which paid off in full our previous term loan facility of $6.0 million. We achieved the minimum revenue threshold required to draw down the second tranche of $5.0 million of term debt financing which we did in January 2017. In addition, we obtained a signed term sheet for an equity financing in excess of $10.0 million which allowed us to draw down the third and final tranche of $5.0 million term debt financing, which we elected to do in March 2017, bringing our total balance outstanding under this facility to $20.0 million. Pursuant to the Loan and Security Agreement with Solar, interest was to be paid monthly, and the interest rate for all principal amounts advanced under the loan is equal to “LIBOR Rate” plus 8.99%.  We pledged all assets as collateral with a double negative pledge on intellectual property. The facility had a 24-month period from the date of funding where interest only payments were payable. This debt was extinguished in April 2018.

On April 6, 2018, we entered into the Credit Agreement and Guaranty with Perceptive. The Credit Agreement and Guaranty initially provided for a term loan facility in the amount of $42.5 million, available in three tranches, of which the first tranche of $20.0 million was drawn upon closing. This first tranche paid off the borrowings under the Loan and Security Agreement with Solar in full. A second tranche of $10.0 million was drawn on July 20, 2018. The availability of the final tranche of $12.5 million was dependent upon the Company achieving a minimum of $43.2 million in revenue in 2018. On September 27, 2018, the Credit Agreement and Guaranty was amended (the “Amended Credit Agreement and Guaranty”) to remove this revenue requirement and extend the final draw down date to March 31, 2019. We borrowed $2.0 million from this third tranche on September 27, 2018. On March 22, 2019, we drew the remaining $10.5 million under the Amended Credit Agreement and Guaranty increasing the total outstanding balance to $42.5 million. We also entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with our credit card program from $0.3 million to $0.5 million.

The outstanding principal amount of the Amended Credit Agreement and Guaranty accrues interest at an annual rate equal to the applicable margin of 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. The term loan is secured by substantially all our personal property including intellectual property. All unpaid and accrued unpaid interest with respect to each such term loan is due and payable in full on the maturity date at April 6, 2023. On the maturity date, in addition to the payment principal and accrued interest, we will be required to make a payment of 0.5% of the total amount borrowed under the Amended Credit Agreement and Guaranty, unless we have not already made such payment in connection with an acceleration or prepayment of borrowings under the term loan. In the event we prepay all or part of this term loan facility prior to the maturity date, we may be subject to additional prepayment fees which decrease as the time to maturity decreases.

We issued warrants to Perceptive to purchase 37,693, 18,846 and 3,769 shares of our Series D convertible preferred stock at an exercise price of $15.92 per share in April 2018, July 2018 and September 2018, respectively. Pursuant to the initial public offering in November 2018 these warrants converted to common stock warrants at an exercise price of $15.92. Each of the warrants has a term of 10 years. In connection with the draw down on March 22, 2019, we granted warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in March 2029.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2019 are summarized in the table below:

	Payments Due by Year
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$42,539	$-	$-	$42,539	$-
Operating leases (2)	9,442	1,166	3,178	3,278	1,820
Line of credit	4,000	4,000	-	-	-
Total contractual obligations	$55,981	$5,166	$3,178	$45,817	$1,820

(1)	The total amount outstanding under our credit facilities was approximately $46.5 million at March 31, 2019.
(2)	We currently lease approximately 84,140 square feet for our headquarters in Exeter, New Hampshire under a lease that expires in January 2026.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

For further information regarding our critical accounting policies, see Note 2 “Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 22, 2019. There have been no material changes, other than those listed below.

We adopted the Accounting Standards Codifications “Statement of Cash Flows (Topic 230): Restricted Cash” and “Clarifying the Definition of a Business (Topic 805)” during the three months ended March 31, 2019. See Note 2 “Significant Accounting Policies” of notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

We also updated our accounting policies related to foreign currency, goodwill and intangible assets, which are discussed below.

Foreign Currency

Our functional currency is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For our non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

There were no assets or liabilities of foreign subsidiaries that were translated at period-end exchange rates as of December 31, 2018. As of March 31, 2019, our UK entity, Solus, was included in our consolidated results from the date of the acquisition in February 2019, see Note 18 “Business Combinations” to these consolidated financial statements for details of this transaction. The functional currency for this entity is its local currency, Pound Sterling (GBP).

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies, are recorded in other (expense) income in the consolidated statements of operations. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in other comprehensive income.

Intangible Assets

Intangible assets related to customer agreements are amortized on a straight-line basis, over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of operations.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

We compare the fair value of our reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, we would record an impairment loss equal to the difference. As described in Note 17 “Segment Reporting” to these unaudited consolidated financial statements, we operate in one operating segment, and have two reporting units, Vapotherm and Solus.

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

In accordance with the provisions of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act

As a company with (i) less than $1.07 billion in revenue during our last fiscal year (ii) a market value of our common stock of less than $700.0 million as of our most recently completed second quarter and (iii) less than $1.0 billion of non-convertible debt over a three-year period, we qualify as an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," we are not required to provide the information required by this item.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") at the end of the period covered by this quarterly report.

Based on this evaluation, we concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We recognize that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and our management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a discussion of legal matters as of May 7, 2019, please read Part I. Item 1. Note 9 Commitments and Contingencies to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in our 2018 Form 10-K.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 6.        EXHIBITS

The exhibits filed as part of this quarterly report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

May 10, 2019	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

May 10, 2019	By:	/s/ John Landry
John Landry
Vice President and Chief Financial Officer