Form 10-Q
period 2019-06-30
VAPOTHERM INC
filed 2019-07-29
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-38740

Vapotherm, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2259298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Domain Drive
Exeter, N.H. (Address of principal executive offices)	03833 (Zip Code)

(603) 658-0011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	VAPO	New York Stock Exchange

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 26, 2019, there were 17,499,391 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2019

TABLE OF CONTENTS

		Page No.
Note Regarding Forward-Looking Statements		3

PART I. FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)	5
	Consolidated Balance Sheets - June 30, 2019 and December 31, 2018	5
	Consolidated Statements of Comprehensive Loss - Three and Six Months Ended June 30, 2019 and 2018	6
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) - Three and Six Months Ended June 30, 2019 and 2018	7
	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2019 and 2018	9
	Notes to Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1	Legal Proceedings	39
Item 1A	Risk Factors	39
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6	Exhibits	40
Exhibit Index		40
Signatures		41

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,055	$58,223
Accounts receivable, net	7,304	7,107
Inventory	11,219	13,710
Prepaid expenses and other current assets	2,256	2,683
Total current assets	66,834	81,723
Property and equipment, net	14,142	13,416
Restricted cash	1,852	1,799
Goodwill	584	-
Intangible assets, net	415	-
Other long-term assets	347	308
Total assets	$84,174	$97,246
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,570	$3,148
Contract liability	138	79
Accrued expenses and other current liabilities	7,936	7,653
Short-term line of credit	3,162	3,163
Total current liabilities	12,806	14,043
Long-term loans payable	41,645	31,317
Deferred tax liability	97	-
Other long-term liabilities	277	325
Total liabilities	54,825	45,685
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 17,166,368 and 16,782,837 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	17	17
Additional paid-in capital	269,556	265,926
Accumulated deficit	(240,226)	(214,382)
Accumulated other comprehensive income	2	-
Total stockholders' equity	29,349	51,561
Total liabilities and stockholders’ equity	$84,174	$97,246

The accompanying notes are an integral part of these consolidated financial statements.

Vapotherm, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$11,986	$10,563	$24,285	$21,302
Cost of goods sold	6,527	6,468	13,647	12,962
Gross profit	5,459	4,095	10,638	8,340
Operating expenses
Research and development	3,167	2,083	6,440	4,308
Sales and marketing	9,432	8,523	18,593	16,574
General and administrative	4,532	2,603	9,411	4,985
Loss on disposal of fixed assets	-	39	-	42
Total operating expenses	17,131	13,248	34,444	25,909
Loss from operations	(11,672)	(9,153)	(23,806)	(17,569)
Other (expense) income
Foreign currency gain (loss)	-	1	(9)	(2)
Interest income	213	12	416	13
Interest expense	(1,421)	(498)	(2,445)	(1,114)
Loss on extinguishment of debt	-	(1,842)	-	(1,842)
Gain on change in fair value of warrant liabilities	-	254	-	382
Net loss	$(12,880)	$(11,226)	$(25,844)	$(20,132)
Net loss per share basic and diluted	$(0.76)	$(13.39)	$(1.52)	$(24.78)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2	-	2	-
Total other comprehensive income	2	-	2	-
Total comprehensive loss	$(12,878)	$(11,226)	$(25,842)	$(20,132)

Weighted-average number of shares used in calculating net loss per share, basic and diluted	17,055,628	838,428	17,019,002	812,451

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$(214,382)	$-	$51,561
Net loss	-	-	-	(25,844)	-	(25,844)
Foreign currency translation adjustments	-	-	-	-	2	2
Issuance of common stock warrants	-	-	293	-	-	293
Issuance of stock upon repayment of non-recourse loans	79,854	-	144	-	-	144
Issuance of stock upon exercise of warrants	12,164	-	-	-	-	-
Issuance of stock upon exercise of options	122,765	-	193	-	-	193
Issuance of restricted stock	168,748	-	385	-	-	385
Stock-based compensation expense	-	-	2,615	-	-	2,615
Balance at June 30, 2019	17,166,368	$17	$269,556	$(240,226)	$2	$29,349

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2019	16,899,685	$17	$268,348	$(227,346)	$-	$41,019
Net loss	-	-	-	(12,880)	-	(12,880)
Foreign currency translation adjustments	-	-	-	-	2	2
Issuance of stock upon repayment of non-recourse loans	79,854	-	144	-	-	144
Issuance of stock upon exercise of warrants	12,164	-	-	-	-	-
Issuance of stock upon exercise of options	122,497	-	193	-	-	193
Issuance of restricted stock	52,168	-	159	-	-	159
Stock-based compensation expense	-	-	712	-	-	712
Balance at June 30, 2019	17,166,368	$17	$269,556	$(240,226)	$2	$29,349

	Redeemable Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	10,515,351	$152,637	672,321	$1	$45,056	$(171,914)	$(126,857)
Issuance of stock upon exercise of options	-	-	31,098	-	50	-	50
Issuance of restricted stock	-	-	71,624	-	120	-	120
Stock-based compensation expense	-	-	-	-	234	-	234
Net loss	-	-	-	-	-	(20,132)	(20,132)
Balance at June 30, 2018	10,515,351	$152,637	775,043	$1	$45,460	$(192,046)	$(146,585)

	Redeemable Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 31, 2018	10,515,351	$152,637	736,198	$1	$45,273	$(180,820)	$(135,546)
Issuance of stock upon exercise of options	-	-	17,606	-	32	-	32
Issuance of restricted stock	-	-	21,239	-	37	-	37
Stock-based compensation expense	-	-	-	-	118	-	118
Net loss	-	-	-	-	-	(11,226)	(11,226)
Balance at June 30, 2018	10,515,351	$152,637	775,043	$1	$45,460	$(192,046)	$(146,585)

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net loss	$(25,844)	$(20,132)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,407	991
Stock-based compensation expense	2,615	234
Loss on disposal of fixed assets	81	229
Provision for bad debts	64	10
Loss on extinguishment of debt	-	1,842
Amortization of discount on debt	108	40
Change in fair value of warrants	-	(382)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	144	209
Inventory	2,988	805
Prepaid expenses and other assets	398	291
Accounts payable	(1,575)	1,342
Contract liability	(16)	7
Accrued expenses and other current liabilities	744	(2,571)
Net cash used in operating activities	(18,886)	(17,085)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(1,560)	-
Purchases of property and equipment	(2,164)	(2,468)
Net cash used in investing activities	(3,724)	(2,468)
Cash flows from financing activities
Proceeds on loans	10,500	20,000
Repayment of loans payable	-	(21,328)
Debt issuance costs	(322)	(751)
Short-term line of credit	(7)	265
Proceeds from exercise of stock options and purchase of restricted stock	337	492
Net cash provided by (used in) financing activities	10,508	(1,322)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	-
Net decrease in cash, cash equivalents and restricted cash	(12,115)	(20,875)
Cash, cash equivalents and restricted cash
Beginning of period	60,022	28,360
End of period	$47,907	$7,485
Supplemental disclosures of cash flow information
Interest paid during the period	$2,290	$1,173
Issuance of warrants in conjunction with debt draw down	$293	$-
Property and equipment purchases in accrued expenses	$115	$32

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

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. The Company generates revenue primarily from sales of its Precision Flow systems, which include capital units and single-use disposables, and to a lesser extent, sales of its companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adaptors. The Company sells Precision Flow systems to hospitals through a direct sales force in the United States and in the United Kingdom and through distributors in select other countries outside of the United States. In addition, the Company utilizes clinical educators who are typically experienced users of Hi-VNI Technology and who focus on medical education efforts to facilitate adoption and increase utilization. The Company is focused on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency department and adult, pediatric and neonatal intensive care units (the “ICUs”). The Company’s relationship with these clinicians is particularly important, as it enables its products to follow patients through the care continuum.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2018 Form 10-K and updated, as necessary, in this report. The year-end consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these consolidated financial statements include calculation of stock-based compensation, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debt and accrued expenses. Actual results may differ from these estimates.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2019, the consolidated statements of comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the three and six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the three and six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are also unaudited. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 amends Accounting Standards Codification (“ASC 230”) to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with U.S. GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A company with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for interim and annual periods beginning after December 15, 2018. The Company had not previously included restricted cash as a component of cash and cash equivalents as presented on its consolidated statement of cash flows. The Company adopted the new standard in the first quarter of fiscal 2019, under the retrospective adoption method, and prior year restricted cash presentation has been reclassified to conform to current year presentation.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Clarifying the Definition of a Business (Topic 805):

In January 2017, the FASB issued ASU No. 2017-01 Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”). The new guidance changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. The Company adopted ASU 2017-01 effective January 1, 2019. Adoption of ASU 2017-01 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Leases (Topic 842):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definitions of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. In July 2019, the FASB issued a proposed ASU that would defer the effective date for ASU 2016-02. The Company intends to adopt the new standard during interim and annual periods beginning after December 15, 2020, in accordance with this proposed delay. The new standard originally required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of the initial application. In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) (“ASU 2018-11”) which provided another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has not yet determined the effects, if any, that the adoptions of ASU 2016-02 and ASU 2018-11 may have on its financial position, results of operations, cash flows, or disclosures.

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

There were no assets or liabilities of foreign subsidiaries that were translated at period-end exchange rates as of December 31, 2018. See Note 18 “Business Combinations” to these consolidated financial statements for details of the Solus acquisition. The functional currency for this entity is its local currency, Pound Sterling (GBP).

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies, are recorded in other (expense) income in the consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive income.

Intangible Assets

Intangible assets related to customer agreements are amortized on a straight-line basis, over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss.

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

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019			2019
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital	$1,599	$1,046	$2,645	$3,109	$1,551	$4,660
Disposable	6,514	2,016	8,530	14,061	3,488	17,549
Subtotal Product Revenue	8,113	3,062	11,175	17,170	5,039	22,209
Lease Revenue	284	-	284	947	-	947
Service and Other Revenue	281	246	527	610	519	1,129
Total Revenue	$8,678	$3,308	$11,986	$18,727	$5,558	$24,285

	Three Months Ended June 30,			Six Months Ended June 30,
	2018			2018
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital	$1,936	$1,270	$3,206	$3,508	$1,981	$5,489
Disposable	5,200	1,415	6,615	11,543	2,641	14,184
Subtotal Product Revenue	7,136	2,685	9,821	15,051	4,622	19,673
Lease Revenue	479	-	479	664	-	664
Service and Other Revenue	204	59	263	726	239	965
Total Revenue	$7,819	$2,744	$10,563	$16,441	$4,861	$21,302

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

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and re-evaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the Company’s consolidated statements of comprehensive loss.

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

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The lives used in computing straight-line depreciation for financial reporting purposes are as follows:

Number of Years
Property and equipment placed in service
Equipment	3 - 7
Furniture	5 - 7
Manufacturing equipment	3 - 10
Software	3
Demonstration, placements and evaluation units	3 - 5
Leasehold improvements	Lesser of life of lease or 10 years

The Company’s policy is to periodically review the estimated useful life of all fixed assets. This review during fiscal year 2019 indicated that the estimated useful life of all fixed assets is consistent with fiscal year 2018, with the exception of manufacturing equipment. The maximum useful life increased from 7 years to 10 years.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of June 30, 2019, $0.4 million of our $47.9 million of cash, cash equivalents and restricted cash balance was located outside the U.S.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s consolidated statements of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$46,055	$58,223	$5,630	$26,508
Restricted cash	1,852	1,799	1,855	1,852
Total cash, cash equivalents, and restricted cash	$47,907	$60,022	$7,485	$28,360

3. Accounts Receivable

Accounts receivable owed to the Company by its customers and distributors consist of the following:

	June 30, 2019	December 31, 2018
United States	$4,703	$4,948
International	2,881	2,493
Total accounts receivable	7,584	7,441
Less: Allowance for doubtful accounts	(280)	(334)
Accounts receivable, net of allowance for doubtful accounts	$7,304	$7,107

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

At June 30, 2019, the largest concentrations of accounts receivable, as a percentage of total accounts receivable, were with one distributor representing 9% and one distributor representing 3% of total accounts receivable, respectively. At December 31, 2018, the largest concentrations of accounts receivable, as a percentage of total accounts receivable, were with one distributor representing 7% and two distributors representing 4% of total accounts receivable, respectively. No customers accounted for more than 10% of revenue or accounts receivable as of June 30, 2019 or December 31, 2018.

4. Financial Instruments

As of June 30, 2019 and December 31, 2018, the Company’s financial instruments were comprised of cash, accounts receivables, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature and market interest rates.

During the three months ended June 30, 2018, in connection with an amendment to the Credit Agreement and Guaranty as further described in Note 8 “Debt”, the Company granted warrants to purchase 37,693 shares Series D redeemable convertible preferred stock which were converted into shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in April 2028. The estimated fair value at the time of issuance was less than $0.1 million, and is recorded as a discount against the principal owed on the related debt, to be amortized over the contractual term of the debt instrument.

The Company did not grant any warrants in the three months ended June 30, 2019. During the three months ended June 30, 2019, 68,009 warrants were exercised of which 55,845 were forfeited and 12,164 were converted into shares of common stock as part of a cashless exercise. During the six months ended June 30, 2019, in connection with an amendment to the Credit Agreement and Guaranty as further described in Note 8 “Debt”, the Company granted warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in March 2029. The estimated fair value at the time of issuance was less than $0.3 million, and is recorded as a discount against the principal owed on the related debt, to be amortized over the contractual term of the debt instrument.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The Company’s warrant activity for the three and six months ended June 30, 2019 and 2018 are summarized as follows.

	Series A Redeemable			Series B Redeemable			Series C Redeemable			Series D Redeemable
	Convertible Preferred			Convertible Preferred			Convertible Preferred			Convertible Preferred			Total Warrants
	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value
Outstanding at March 31, 2018	158,202	$288	$14.00	12,857	$71	$14.00	4,285	$42	$14.00	-	$-	$-	$175,344	$401
Warrants granted	-	-	-	-	-	-	-	-	-	37,693	59	15.92	37,693	59
Gain on change in fair value	-	(155)	-	-	(61)	-	-	(38)	-	-	-	-	-	(254)
Outstanding at June 30, 2018	158,202	$133	$14.00	12,857	$10	$14.00	4,285	$4	$14.00	37,693	$59	$15.92	$213,037	$206

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2019	250,085	$14.61
Warrants granted	-	-
Warrants exercised	(68,009)	(14.00)
Outstanding at June 30, 2019	182,076	$14.84

	Series A Redeemable			Series B Redeemable			Series C Redeemable			Series D Redeemable
	Convertible Preferred			Convertible Preferred			Convertible Preferred			Convertible Preferred			Total Warrants
	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value	Weighted Average Exercise Price	Number of Shares	Estimated Fair Value
Outstanding at December 31, 2017	158,202	$415	$14.00	12,857	$72	$14.00	4,285	$42	$14.00	-	$-	$-	175,344	$529
Warrants granted	-	-	-	-	-	-	-	-	-	37,693	59	15.92	37,693	59
Gain on change in fair value	-	(282)	-	-	(62)	-	-	(38)	-	-	-	-	-	(382)
Outstanding at June 30, 2018	158,202	$133	$14.00	12,857	$10	$14.00	4,285	$4	$14.00	37,693	$59	$15.92	213,037	$206

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	230,295	$14.50
Warrants granted	19,790	15.92
Warrants exercised	(68,009)	(14.00)
Outstanding at June 30, 2019	182,076	$14.84

5. Inventories

Inventories as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
Component parts	$6,183	$5,601
Finished goods	5,036	8,109
Total inventory	$11,219	$13,710

6. Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. A summary of the components of property and equipment, placed in service as of June 30, 2019 and December 31, 2018, is as follows:

	June 30, 2019	December 31, 2018
Equipment	$985	$924
Furniture	977	957
Manufacturing equipment	8,312	4,166
Software	713	655
Demonstration, placements and evaluation units	8,471	7,135
Leasehold improvements	2,078	2,025
Construction in process	1,033	4,663
Total property and equipment	22,569	20,525
Less: Accumulated depreciation and amortization	(8,427)	(7,109)
Total property and equipment, net	$14,142	$13,416

Depreciation and amortization of property and equipment was $0.7 million and $1.4 million during the three and six months ended June 30, 2019, respectively. Depreciation and amortization of property and equipment was $0.5 million and $1.0 million during the three and six months ended June 30, 2018, respectively.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
Accrued payroll and employee related liabilities	$1,336	$170
Accrued bonuses	1,245	1,692
Accrued commissions	916	1,464
Accrued inventory	852	1,070
Accrued professional fees	644	253
Accrued vacation liability	522	427
Product warranty reserve	329	329
Accrued taxes	260	305
Refundable purchase price of unvested stock	236	346
Accrued rent and restoration costs	192	174
Accrued employee reimbursement	126	178
Accrued capital equipment	115	21
Accrued board of director retainers	106	52
Clinical studies	86	67
Accrued freight	74	52
Other	897	1,053
Total accrued expenses and other liabilities	$7,936	$7,653

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

At June 30, 2019 the interest rate was 7.3%. The outstanding balance under the Amended Revolver Agreement was $3.2 million at June 30, 2019 and there was $0.3 million remaining availability based on eligible receivables. At December 31, 2018, the interest rate was 7.3%. The outstanding balance under the Revolver Agreement was $3.2 million at December 31, 2018 and the remaining availability based on eligible receivables was $1.0 million. The Amended Revolver Agreement requires the Company to comply with a minimum liquidity covenant at all times measured at the end of each fiscal month. As of June 30, 2019, the Company was in compliance with these covenants.

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

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

On April 6, 2018, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, which paid off the Loan Agreement in full. In connection with this draw down, the Company granted Perceptive warrants to purchase 37,693 shares of Series D preferred stock which were converted into shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in April 2028.

On July 20, 2018, pursuant to the Credit Agreement and Guaranty, the Company drew down the second tranche of $10.0 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 18,846 shares of Series D preferred stock which were converted into shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in July 2028.

On September 27, 2018, the Company entered into the first amendment to the Credit Agreement and Guaranty (the “Amendment”, together with the Credit Agreement and Guaranty, the “Amended Credit Agreement and Guaranty”) with Perceptive. Pursuant to the Amended Credit Agreement and Guaranty, the Company was permitted to draw the final $12.5 million of availability at any time through March 31, 2019 and the minimum 2018 revenue requirement of $43.2 million that was required to draw down the final tranche was eliminated. Concurrently with the closing of the Amendment, the Company drew down $2.0 million of the remaining $12.5 million available. In connection with this draw down, the Company granted to Perceptive warrants to purchase 3,769 shares of its Series D preferred stock which were converted into shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in September 2028.

As of December 31, 2018, the Company had drawn $32.0 million of the $42.5 million available under the Credit Agreement and Guaranty and on March 22, 2019, the Company drew the remaining $10.5 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in March 2029.

On March 22, 2019, the Company entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with the Company’s credit card program from $0.3 million to $0.5 million.

At June 30, 2019, the interest rate was 11.56%. The outstanding balance was $42.5 million at June 30, 2019 and there was no remaining availability. At December 31, 2018, the interest rate was 11.44%.

The Amended Credit Agreement and Guaranty requires the Company to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. As of June 30, 2019, the Company was in compliance with these covenants.

The annual principal maturities of the Amended Credit Agreement and Guaranty as of June 30, 2019 are as follows:

2019	$-
2020	-
2021	-
2022	-
2023	42,550
Less: Discount on loans payable	(905)
Long-term loans payable	$41,645

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

The following table summarizes the future minimum combined lease payments for the years ended December 31, 2019 through 2023 and thereafter:

Total Due
As of June 30, 2019
Remainder of 2019	$778
2020	1,577
2021	1,601
2022	1,626
2023	1,652
Thereafter	1,820
Total	$9,054

Rent expense for the three and six months ended June 30, 2019 was $0.5 million and $1.0 million, respectively. Rent expense for the three and six months ended June 30, 2018 was $0.4 million and $0.9 million, respectively.

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

The Company believes there are no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

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

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

A reconciliation of income tax expense (benefit) is computed as the statutory federal income tax rate to income taxes as reflected in the financial statement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal income tax (benefit) at statutory rate	21.0%	34.0%	21.0%	34.0%
(Increase) decrease income tax benefit resulting from:
Permanent differences	(0.3)%	(0.3)%	(0.3)%	(0.3)%
Change in valuation allowance	(21.0)%	(34.0)%	(21.0)%	(34.0)%
Other	0.3%	0.3%	0.3%	0.3%
Income tax expense (benefit)	0.0%	0.0%	0.0%	0.0%

Significant components of the Company’s net deferred tax asset are as follows:

	June 30, 2019	December 31, 2018
Deferred Tax Assets
Net operating loss carryforwards	$46,711	$42,444
Tax credit carryforwards	3,537	3,012
Deduction of research and development costs	5,139	4,239
Accounts receivable collection allowance	56	70
Inventory valuation reserves	311	154
Accrued bonus and vacation	475	579
Accrued warranty	86	86
Allowance for sales returns	18	18
Stock option expense attributed to non-ISO stock	1,043	358
Accrued other expenses	1,355	818
Other temporary differences	(272)	(70)
Total gross deferred tax assets	58,459	51,708
Less: Valuation allowance	(58,459)	(51,708)
Deferred tax asset after valuation allowance	$-	$-

The Company’s major tax jurisdictions are the United States, New Hampshire and the United Kingdom. As of June 30, 2019, the Company had federal and state net operating loss carryforwards of $200.7 million and $90.7 million, respectively, which begin to expire in 2020. As of June 30, 2019, the Company had federal research and development tax credits carryforwards of $3.3 million which begin to expire in 2021.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $58.5 million and $51.7 million has been established at June 30, 2019 and December 31, 2018, respectively. The valuation allowance increased $6.8 million during the six months ended June 30, 2019, due primarily to net operating losses generated.

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

On February 28, 2019, the Company acquired the shares of Solus. For the period from March 1, 2019 to June 30,2019, Solus had a book loss of $0.2 million, resulting from sales of $1.0 million. Due to the short period of ownership, and related book loss, the tax provision for Solus is immaterial.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

11. Stock Plans and Stock-Based Compensation

As of June 30, 2019 and December 31, 2018, 937,400 and 972,628 shares of common stock remain available for issuance under the 2018 Stock Incentive Plan (the “2018 SI Plan”), respectively. Under the terms of the 2018 SI Plan, the exercise price of the options is determined by the fair value on the date of grant. Options granted under the plans vest ratably over a period of one to four years from the date of grant and are exercisable over a period of not more than ten years from the date of grant.

On January 23, 2019, the Company established a French Qualifying Subplan that sits underneath the 2018 SI Plan which allows for the granting of stock options to purchase shares of common stock for employees and officers who are residents of France. The options under the French Qualifying Subplan reside under the umbrella of the 2018 SI Plan.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For performance-based awards, related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation expense associated with performance awards are based upon the fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect estimated outcome of the performance-related conditions until the date results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the Company’s historical volatility. The average expected life was estimated using the simplified method for “plain vanilla” options. The risk-free rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. The Company assumed an average forfeiture rates of 4.78% and 4.76% for the three and six months ended June 30, 2019, respectively, based on historical experience with pre-vested forfeitures. The Company assumed an average forfeiture rates of 8.22% and 6.85% for the three and six months ended June 30, 2018, respectively, based on historical experience with pre-vested forfeitures.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value of common stock	$19.28	$3.78	$17.18	$3.78
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk free interest rate	2.5%	2.8%	2.5%	2.5%
Expected stock price volatility	58.8%	58.9%	70.0%	59.0%
Expected term (years)	9.0	6.1	7.1	6.0

Stock Options

Stock option activity for the six months ended June 30, 2019 is as follows:

			Weighted
	Number of	Weighted	Average
	Underlying	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2018	786,989	$2.41	7.87	$13,801
Options granted	776,196	17.18
Options exercised	(122,765)	1.58
Options canceled	(42,988)	3.12
Outstanding at June 30, 2019	1,397,432	$10.69	8.76	$17,203
Exercisable at June 30, 2019	361,419	$1.94	7.19	$7,611

Vested and unvested expected to vest at June 30, 2019	1,397,432	$10.69	8.76	$17,203

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The weighted average grant date fair value of options granted during the three months ended June 30, 2019 and 2018 was $12.73 and $1.68 per share, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 was $11.97 and $1.68 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 was $2.0 million and less than $0.1 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $2.1 million and less than $0.1 million, respectively. The aggregate intrinsic value was calculated based on a positive difference between the closing stock price on June 30, 2019 and the exercise price per share of the underlying options. The aggregate intrinsic value was calculated based on a positive difference between the estimated fair value of the Company’s common stock as of June 30, 2018 of $0.95 per share, and the exercise price per share of the underlying options.

The compensation expense associated with stock options recognized during the three months ended June 30, 2019 and 2018 was $0.3 million and less than $0.1 million, respectively. The compensation expense associated with stock options recognized during the six months ended June 30, 2019 and 2018 was $0.7 million and $0.1 million, respectively. Stock-based compensation is recorded in the consolidated statements of comprehensive loss. As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested stock options awards of $7.0 million, which is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

Restricted Stock

A summary of restricted stock activity for the six months ended June 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	399,485	$1.68
Granted/purchased	74,483	17.44
Vested	(168,748)	4.58
Canceled	-	-
Unvested at June 30, 2019	305,220	$3.95

The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2019 and 2018 was $17.44 and $0.94 per share, respectively.

The compensation expense associated with restricted stock recognized during the three months ended June 30, 2019 and 2018 was $0.4 million and less than $0.1 million, respectively. The compensation expense associated with restricted stock recognized during the six months ended June 30, 2019 and 2018 was $1.9 million and $0.1 million, respectively. Stock-based compensation is recorded in the consolidated statements of comprehensive loss. As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock of $0.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

12. Earnings Per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(12,880)	$(11,226)	$(25,844)	$(20,132)
Net loss attributable to common stockholders	$(12,880)	$(11,226)	$(25,844)	$(20,132)
Denominator:
Weighted average common shares outstanding— basic and diluted	17,055,628	838,428	17,019,002	812,451
Net loss per share attributable to common stockholders— basic and diluted	$(0.76)	$(13.39)	$(1.52)	$(24.78)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	1,397,432	773,868	1,397,432	773,868
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	182,076	213,038	182,076	213,038
Unvested restricted stock	305,220	622,455	305,220	622,455
Redeemable convertible preferred stock (as converted to common stock)	-	10,515,351	-	10,515,351
	1,884,728	12,124,712	1,884,728	12,124,712

13. Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 25% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. On April 1, 2017, the Company began an employer 401(k) match. The match was effective for any funds contributed after April 1, 2017 at a rate of 50% of the first 4% of employee contributions. The employer match is capped at $1,000 per year for employees with annual earnings less than $50,000 and $500 for employees with annual earnings greater than $50,000. The Company contributed less than $0.1 million and $0.1 million for the three and six months ended June 30, 2019, respectively. The Company contributed less than $0.1 million for each of the three and six months ended June 30, 2018, respectively.

14. Related Party Transactions

As described in Note 15 “Redeemable Convertible Preferred Stock”, of the 2018 Form 10-K, the Company issued Series A, Series B, Series C and Series D preferred stock to private investors. Certain executive officers of the Company are owners/investors in certain venture funds who purchased Series A, Series B, Series C and Series D preferred stock. The total amount of preferred stock purchased by related party organizations as of December 31, 2018 was $33.2 million. Pursuant to the initial public offering in November 2018, all outstanding redeemable convertible preferred stock converted to common stock on a one-to-one basis.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The Company has two stockholders that are vendors of the Company. The total amount billed from these vendors during the three months ended June 30, 2019 and 2018 was less than $0.1 million and $0.5 million, respectively. The total amount billed from these vendors during the six months ended June 30, 2019 and 2018 was less than $0.1 million and $1.2 million, respectively. The accounts payable balance for these vendors was $0.5 million as of June 30, 2019 and December 31, 2018, respectively.

In addition, the Company sells its products to a hospital customer who is an affiliate of a current stockholder. The total amount billed to this customer during the three months ended June 30, 2019 and 2018 was $0.3 million and $0.4 million, respectively. The total amount billed to this customer during the six months ended June 30, 2019 and 2018 was $0.7 million and $1.2 million, respectively.  The accounts receivable balance for this customer was $0.1 million as of June 30, 2019 and December 31, 2018, respectively. All transactions are at arms’ length and occur at published list prices.

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

There was no outstanding redeemable convertible preferred stock as of June 30, 2019 or December 31, 2018. See Note “4 Financial Instruments” in this Quarterly Report on Form 10-Q for a rollforward of the Company’s common stock warrants. In connection with the draw down of the remaining $10.5 million under the Amended Credit Agreement and Guaranty in March 2019, the Company granted warrants to Perceptive to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in March 2029. During the three and six months ended June 30, 2018, the Company recorded a gain of $0.3 million and $0.4 million, respectively, on the change in fair value of the preferred stock warrants.

16. Stockholders’ Equity

Preferred Stock

As of June 30, 2019 and December 31, 2018, the Company has authorized 25,000,000 shares of preferred stock, respectively, at a par value of $0.001. As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

Prior to the completion of the Company’s initial public offering in November 2018, the Company was authorized to issue common stock and Series A, Series B, Series C, and Series D preferred stock.

A summary of the terms of the various types of redeemable convertible preferred stock at June 30, 2018, is as follows:

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

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Common Stock

As of June 30, 2019 and December 31, 2018, the Company has authorized 175,000,000 shares of common stock, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

17. Segment Reporting

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc and two reporting units, Vapotherm and Solus. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. All assets are in the United States, United Kingdom or at contracted suppliers.

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

The Company has not yet finalized the purchase accounting for the Solus acquisition. The following table summarizes the preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of February 28, 2019:

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

The total weighted average amortization period for the intangible assets is approximately 3.83 years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets. Goodwill associated with the acquisition was primarily attributable to the market expansion opportunity in the United Kingdom. The goodwill attributable to the United Kingdom jurisdiction is not deductible for tax purposes.

The Company has included the financial results of Solus in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred.

Pro Forma Financial Information

The following unaudited pro forma information for the three and six months ended June 30, 2019 and 2018, respectively presents consolidated information as if the Solus acquisition occurred on January 1, 2018, which is the first day of our fiscal year 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$11,986	$11,511	$24,522	$23,017
Net loss	$(12,880)	$(11,440)	$(26,134)	$(20,578)
Net loss per share, basic	$(0.76)	$(13.64)	$(1.54)	$(25.33)

19. Intangibles

The following table presents a summary of acquired intangible assets:

	As of June 30, 2019
	Period of amortization	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83 years	$455	$(40)
Total identifiable intangible assets		$455	$(40)

The Company recognized less than $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during the six months ended June 30, 2019. The Company did not recognize any amortization expense related to the intangible assets during the three and six months ended June 30, 2018, respectively, as the assets were acquired in acquisition of Solus in February 2019.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

In thousands
Estimated Amortization Expense
Remainder of 2019	$60
2020	119
2021	118
2022	118
2023	-
Total	$415

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the fiscal quarter ended June 30, 2019, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2018 Form 10-K.

Overview

We are a global medical technology company focused on the development and commercialization of our proprietary Hi-VNI Technology products that are used to treat patients of all ages suffering from respiratory distress. Our Hi-VNI Technology delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use Hi-VNI Technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of June 30, 2019, more than 1.9 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 15,000 capital units. We have sold our Precision Flow systems to over 1,400 hospitals across the United States, where they have been primarily deployed in the ICU setting. We assemble our Precision Flow systems in our facility in New Hampshire and we rely on third-party suppliers for a majority of the components of our products, including many single source suppliers. We maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. We currently ship our Precision Flow systems from our facility in New Hampshire directly to our United States customers, from our facility in the United Kingdom directly to our United Kingdom customers, and many of our international distributors in other countries on a purchase order basis. Warehousing and shipping operations for some of our international distributors are handled by a third-party vendor with facilities located in the Netherlands. While our customers have the right to return purchased products subject to a restocking fee, our historical return experience has been immaterial.

Since inception, we have financed our operations primarily through an initial public offering of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our Hi-VNI Technology products and expanded our digital marketing initiatives and medical education programs. For the second quarter of 2019, we generated revenue of $12.0 million and had a net loss of $12.9 million compared to revenue of $10.6 million and a net loss of $11.2 million for the second quarter of 2018. Our accumulated deficit as of June 30, 2019 was $240.2 million. In the second quarter of 2019, 72.4% of our revenue was derived in the United States and 27.6% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies in an effort to develop new products that enhance our current portfolio or expand our markets, support regulatory submissions, and demonstrate the clinical efficacy of our new products. Examples of in-development products that may enhance our current portfolio include our next generation ProSoft cannula, which is designed to improve patient comfort, and an aerosol disposable patient circuit, which is designed to streamline workflows associated with continuous aerosol medication delivery.  Examples of in-development products that may expand our market include our oxygen management module, which is designed to simplify and automate adjustments to the Precision Flow systems’ delivery of oxygenated breathing gases based on feedback provided by oxygen levels in the patient, and our next generation Hi-VNI Technology product, which is designed to provide high velocity nasal insufflation using a portable device, removing the requirement for access to built-in wall air outlets. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require additional funding, which may include future equity and debt financings.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$11,986	$10,563	$24,285	$21,302
Cost of goods sold	6,527	6,468	13,647	12,962
Gross profit	5,459	4,095	10,638	8,340
Operating expenses
Research and development	3,167	2,083	6,440	4,308
Sales and marketing	9,432	8,523	18,593	16,574
General and administrative	4,532	2,603	9,411	4,985
Loss on disposal of fixed assets	-	39	-	42
Total operating expenses	17,131	13,248	34,444	25,909
Loss from operations	(11,672)	(9,153)	(23,806)	(17,569)
Other expense, net	(1,208)	(2,073)	(2,038)	(2,563)
Net loss	$(12,880)	$(11,226)	$(25,844)	$(20,132)

Revenue

	Three Months Ended June 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue
Capital	$2,645	22.0%	$3,206	30.4%	$(561)	-17.5%
Disposable	8,530	71.2%	6,615	62.6%	1,915	28.9%
Subtotal Product Revenue	11,175	93.2%	9,821	93.0%	1,354	13.8%
Lease Revenue	284	2.4%	479	4.5%	(195)	-40.7%
Service and Other Revenue	527	4.4%	263	2.5%	264	100.4%
Total Revenue	$11,986	100.0%	$10,563	100.0%	$1,423	13.5%

Revenue increased $1.4 million, or 13.5%, to $12.0 million for the second quarter of 2019 compared to $10.6 million for the second quarter of 2018. The increase in revenue was primarily attributable to a $1.9 million increase in disposable revenue as a result of an increase in the installed base and increased utilization of Precision Flow capital units worldwide partially offset by a decrease in the sales and leases of our Precision Flow capital units worldwide.

Revenue information by geography is summarized as follows:

	Three Months Ended June 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$8,678	72.4%	$7,819	74.0%	$859	11.0%
International	3,308	27.6%	2,744	26.0%	564	20.6%
Total Revenue	$11,986	100.0%	$10,563	100.0%	$1,423	13.5%

Revenue generated in the United States increased $0.9 million, or 11.0%, to $8.7 million for the second quarter of 2019, compared to $7.8 million for the second quarter of 2018. Revenue growth in the United States was primarily due to increased disposable sales resulting from a larger installed base and higher utilization of Precision Flow units partially offset by a decrease in the sales and leases of our Precision Flow units.

Revenue generated in our International markets increased $0.6 million, or 20.6%, to $3.3 million for the second quarter of 2019, compared to $2.7 million for the second quarter of 2018. Revenue growth in the International markets was primarily due to increased disposable sales resulting from a larger installed base and higher utilization of Precision Flow units partially offset by a decrease in the sale of Precision Flow units.

	Six Months Ended June 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue
Capital	$4,660	19.2%	$5,489	25.8%	$(829)	-15.1%
Disposable	17,549	72.3%	14,184	66.6%	3,365	23.7%
Subtotal Product Revenue	22,209	91.5%	19,673	92.4%	2,536	12.9%
Lease Revenue	947	3.9%	664	3.1%	283	42.6%
Service and Other Revenue	1,129	4.6%	965	4.5%	164	17.0%
Total Revenue	$24,285	100.0%	$21,302	100.0%	$2,983	14.0%

Revenue increased $3.0 million, or 14.0%, to $24.3 million in the first six months of 2019 compared to $21.3 million for the first six months of 2018. The increase in revenue was primarily attributable to a $3.4 million increase in disposable revenue as a result of an increase in the installed base and higher utilization of Precision Flow capital units worldwide partially offset by a decrease in the sale and lease of the Precision Flow units worldwide.

Revenue information by geography is summarized as follows:

	Six Months Ended June 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$18,727	77.1%	$16,441	77.2%	$2,286	13.9%
International	5,558	22.9%	4,861	22.8%	697	14.3%
Total Revenue	$24,285	100.0%	$21,302	100.0%	$2,983	14.0%

Revenue generated in the United States increased $2.3 million, or 13.9%, to $18.7 million for the first six months of 2019, compared to $16.4 million for the first six months of 2018. Revenue growth in the United States was primarily due to increased disposable sales resulting from a larger installed base and increased utilization of Precision Flow units partially offset by a decrease in the sale and lease of Precision Flow units.

Revenue generated in our International markets increased $0.7 million, or 14.3%, to $5.6 million for the first six months of 2019, compared to $4.9 million for the first six months of 2018. Revenue growth in the International markets was primarily due to increased disposable sales resulting from a larger installed base, partially offset by a decrease in the sale and lease of Precision Flow units.

Cost of Goods Sold and Gross Margin

Cost of goods sold of $6.5 million remained constant in the second quarter of 2019 compared to the second quarter of 2018. Cost of goods sold increased $0.6 million, or 5.3%, to $13.6 million in the first six months of 2019 compared to $13.0 million in the first six months of 2018. The increase was due to increased product costs due to higher sales volumes of our disposables.

Gross margin increased to 45.5% in the second quarter of 2019 compared to 38.8% in the second quarter of 2018. The increase in gross margin was driven by a favorable sales mix of disposables and a decrease in disposable component costs. Gross margin increased to 43.8% in the first six months of 2019 compared to 39.2% in the first six months of 2018. The increase in gross margin was driven by a favorable sales mix of disposables and a decrease in disposable component costs in comparison to the first six months of 2018. Additionally, we improved operating efficiency by holding operating overhead constant while increasing throughput in our manufacturing facility to support continued sales growth.

Research and Development Expenses

Research and development expenses increased $1.1 million, or 52.0%, to $3.2 million in the second quarter of 2019 compared to $2.1 million in the second quarter of 2018. As a percentage of revenue, research and development expenses increased to 26.4% in the second quarter of 2019 compared to 19.7% in the second quarter of 2018.

Research and development expenses increased $2.1 million, or 49.5%, to $6.4 million in the first six months of 2019 compared to $4.3 million in the first six months of 2018. As a percentage of revenue, research and development expenses increased to 26.5% in the first six months of 2019 compared to 20.2% in the first six months of 2018.

The increase in research and development expenses in both comparison periods was due to increases in new product development costs and research and development headcount and other employee-related expenses, including stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.9 million, or 10.7%, to $9.4 million in the second quarter of 2019 compared to $8.5 million in the second quarter of 2018. As a percentage of revenue, sales and marketing expenses decreased to 78.7% in the second quarter of 2019 compared to 80.7% in the second quarter of 2018.

Sales and marketing expenses increased $2.0 million, or 12.2%, to $18.6 million in the first six months of 2019 compared to $16.6 million in the first six months of 2018. As a percentage of revenue, sales and marketing expenses decreased to 76.6% in the first six months of 2019 compared to 77.8% in the first six months of 2018.

The increase in sales and marketing expenses in both comparison periods was primarily due to increased compensation, travel and other employee-related expenses, including stock-based compensation, in our sales and marketing organizations. Additionally, the increase in sales and marketing expenses in the six months ended June 30, 2019 compared to June 30, 2018 was related to investments in marketing initiatives.

General and Administrative Expenses

General and administrative expenses increased $1.9 million, or 74.1%, to $4.5 million in the second quarter of 2019 compared to $2.6 million in the second quarter of 2018. As a percentage of revenue, general and administrative expenses increased to 37.8% in the second quarter of 2019 compared to 24.6% in the second quarter of 2018.

General and administrative expenses increased $4.4 million, or 88.8%, to $9.4 million in the first six months of 2019 compared to $5.0 million in the first six months of 2018. As a percentage of revenue, general and administrative expenses increased to 38.8% in the first six months of 2019 compared to 23.4% in the first six months of 2018.

The increase in general and administrative expenses in both comparison periods was primarily due to increases in headcount and other employee-related expenses, including stock-based compensation, and to a lesser extent, legal, advisory and consulting fees, and public company costs.

Loss on Disposal of Fixed Assets

The loss on disposal of fixed assets for the first six months of 2018 was attributable to the loss on the disposal of fixed assets associated with our facility consolidation. We expect loss on disposal of fixed assets to vary over time.

Other Expense, Net

Other expense, net decreased $0.9 million, or 41.7%, to $1.2 million in the second quarter of 2019 compared to $2.1 million in the second quarter of 2018. Other expense, net decreased $0.6 million, or 20.4%, to $2.0 million in the first six months of 2019 compared to $2.6 million in the first six months of 2018. The decrease in other expense, net was due to debt extinguishment that occurred in the second quarter of 2018, but did not occur in the second quarter of 2019, and an increase in interest expense related to additional borrowings under our credit facilities, partially offset by an increase in interest income due to higher cash balances resulting from proceeds received in November 2018 from our initial public offering and the debt drawdown in March 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $47.9 million and an accumulated deficit of $240.2 million. Our primary sources of capital to date have been from an initial public offering of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from private placements of our convertible preferred stock. On November 16, 2018, we completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million. As of June 30, 2019, we had $3.2 million of outstanding borrowings and $0.3 million availability under our Revolving Facility. As of June 30, 2019, we had $42.5 million of term debt outstanding under our Credit Agreement and Guaranty.

We believe that our existing cash resources and availability under our line of credit facility will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or make additional borrowings under our existing line of credit facility or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our Precision Flow systems.

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,886)	$(17,085)
Investing activities	(3,724)	(2,468)
Financing activities	10,508	(1,322)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13)	-
Net decrease in cash, cash equivalents and restricted cash	$(12,115)	$(20,875)

Operating Activities

The net cash used in operating activities was $18.9 million in the first six months of 2019 and consisted primarily of a net loss of $25.8 million, offset by $4.3 million in non-cash charges and a decrease of $2.6 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $17.1 million in the first six months of 2018 and consisted primarily of a net loss of $20.1 million and offset by $3.0 million in non-cash charges. Non-cash charges consisted primarily of the loss on debt extinguishment of debt and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first six months of 2019 and 2018 consisted of purchases of property and equipment of $2.1 million and $2.5 million, respectively. In addition, the net cash used in investing activities in the first six months of 2019 included $1.6 million to acquire Solus.

Financing Activities

Net cash provided by financing activities was $10.5 million in the first six months of 2019 and consisted primarily of borrowings of $10.5 million under our credit facilities.

Net cash used in financing activities was $1.3 million in the first six months of 2018 and consisted primarily of borrowings of $20.0 million under our credit facilities offset by $21.3 million in repayment of loans.

Effective January 1, 2019, and further described in Note 2 to the consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, we consider restricted cash as a component of cash and cash equivalents as presented on our consolidated statements of cash flows. Previously the net change in restricted cash was considered an investing activity. Prior period presentations have been reclassified to conform to current year presentation.

Indebtedness

Revolving Line of Credit

In November 2016, we entered into the Revolving Facility, which provided for $7.0 million of available borrowings. Availability under the Revolving Facility is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor).

Interest is paid monthly on the average outstanding balance, at the Wall Street Journal Prime Rate plus 1.75%, floating, subject to a floor of 3.5%. The interest rate was 7.3% at June 30, 2019 and December 31, 2018.

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

The outstanding balance under the Amended Revolving Facility, as amended, was $3.2 million at June 30, 2019 and December 31, 2018, respectively. The remaining amount available to borrow based on eligible receivables was $0.3 million and $1.0 million at June 30, 2019 and December 31, 2018.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2019 are summarized in the table below:

	Payments Due by Year
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$42,550	$-	$-	$42,550	$-
Operating leases (2)	9,054	778	3,178	3,278	1,820
Line of credit (1)	3,177	3,177	-	-	-
Total contractual obligations	$54,781	$3,955	$3,178	$45,828	$1,820

(1)	The total amount outstanding under our credit facilities was approximately $45.7 million at June 30, 2019.
(2)	We currently lease approximately 84,140 square feet for our headquarters in Exeter, New Hampshire under a lease that expires in January 2026.

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

For further information regarding our critical accounting policies, see Note 2 “Summary of Significant Accounting Policies” of notes to condensed consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 22, 2019. There have been no material changes, other than those listed below.

We adopted the Accounting Standards Codifications “Statement of Cash Flows (Topic 230): Restricted Cash” and “Clarifying the Definition of a Business (Topic 805)” during the three months ended March 31, 2019. See Note 2 “Summary of Significant Accounting Policies” of notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

There were no assets or liabilities of foreign subsidiaries that were translated at period-end exchange rates as of December 31, 2018. As of June 30, 2019, our UK entity, Solus, was included in our consolidated results from the date of the acquisition in February 2019, see Note 18 “Business Combinations” to these consolidated financial statements for details of this transaction. The functional currency for this entity is its local currency, Pound Sterling (GBP).

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies, are recorded in other (expense) income in the consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive income.

Intangible Assets

Intangible assets related to customer agreements are amortized on a straight-line basis, over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss.

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

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2019. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.

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

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a discussion of legal matters as of July 26, 2019, please read Part I. Item 1. Note 9 Commitments and Contingencies to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

ITEM 6.        EXHIBITS

The exhibits filed as part of this quarterly report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade, dated March 14, 2016

10.2†	Letter Agreement by and between Vapotherm, Inc. and David Blouin, dated December 8, 2017

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

July 29, 2019	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

July 29, 2019	By:	/s/ John Landry
John Landry
Vice President and Chief Financial Officer