Form 10-Q
period 2019-09-30
VAPOTHERM INC
filed 2019-11-05
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 1, 2019, there were 21,084,008 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2019

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 22, 2019 and in our other filings with the SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 22, 2019. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$83,522	$58,223
Accounts receivable, net	6,848	7,107
Inventory	10,844	13,710
Prepaid expenses and other current assets	2,067	2,683
Total current assets	103,281	81,723
Property and equipment, net	14,307	13,416
Restricted cash	1,852	1,799
Goodwill	539	-
Intangible assets, net	351	-
Other long-term assets	406	308
Total assets	$120,736	$97,246
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,644	$3,148
Contract liabilities	123	79
Accrued expenses and other current liabilities	8,888	7,653
Short-term line of credit	2,912	3,163
Total current liabilities	13,567	14,043
Long-term loans payable	41,716	31,317
Deferred income tax liability	90	-
Other long-term liabilities	225	325
Total liabilities	55,598	45,685
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of September 30, 2019 and December 31, 2018, 20,801,613 and 16,782,837 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	21	17
Additional paid-in capital	318,178	265,926
Accumulated deficit	(252,991)	(214,382)
Accumulated other comprehensive loss	(70)	-
Total stockholders' equity	65,138	51,561
Total liabilities and stockholders’ equity	$120,736	$97,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$10,809	$9,389	$35,094	$30,691
Cost of goods sold	5,999	5,775	19,646	18,737
Gross profit	4,810	3,614	15,448	11,954
Operating expenses
Research and development	3,280	1,766	9,720	6,074
Sales and marketing	9,193	7,757	27,786	24,331
General and administrative	3,978	2,804	13,389	7,789
Loss on disposal of property and equipment	-	17	-	59
Total operating expenses	16,451	12,344	50,895	38,253
Loss from operations	(11,641)	(8,730)	(35,447)	(26,299)
Other (expense) income
Foreign currency loss	(28)	-	(37)	(2)
Interest income	242	8	658	21
Interest expense	(1,338)	(908)	(3,783)	(2,022)
Loss on extinguishment of debt	-	-	-	(1,842)
Gain on change in fair value of warrant liabilities	-	171	-	553
Net loss	$(12,765)	$(9,459)	$(38,609)	$(29,591)
Accretion of preferred stock to redemption value	-	(81)	-	(81)
Net loss attributable to common stockholders	$(12,765)	$(9,540)	$(38,609)	$(29,672)
Net loss per share attributable to common stockholders - basic and diluted	$(0.65)	$(10.90)	$(2.16)	$(35.59)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(72)	-	(70)	-
Total other comprehensive loss	$(72)	$-	$(70)	$-
Total comprehensive loss	$(12,837)	$(9,459)	$(38,679)	$(29,591)

Weighted-average number of shares used in calculating net loss per share, basic and diluted	19,531,153	875,453	17,854,730	833,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$(214,382)	$-	$51,561
Net loss	-	-	-	(38,609)	-	(38,609)
Foreign currency translation adjustments	-	-	-	-	(70)	(70)
Issuance of common stock in connection with public offering of common stock, net of issuance costs of $3,468	3,570,750	4	48,304	-	-	48,308
Issuance of common stock warrants	-	-	293	-	-	293
Issuance of stock upon repayment of non-recourse loans	79,854	-	144	-	-	144
Issuance of stock upon exercise of warrants	12,164	-	-	-	-	-
Issuance of stock upon exercise of options	145,613	-	230	-	-	230
Issuance of restricted stock	210,395	-	526	-	-	526
Stock-based compensation expense	-	-	2,755	-	-	2,755
Balance at September 30, 2019	20,801,613	$21	$318,178	$(252,991)	$(70)	$65,138

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2019	17,166,368	$17	$269,556	$(240,226)	$2	$29,349
Net loss	-	-	-	(12,765)	-	(12,765)
Foreign currency translation adjustments	-	-	-	-	(72)	(72)
Issuance of common stock in connection with public offering of common stock, net of issuance costs of $3,468	3,570,750	4	48,304	-	-	48,308
Issuance of stock upon exercise of options	22,848	-	37	-	-	37
Issuance of restricted stock	41,647	-	141	-	-	141
Stock-based compensation expense	-	-	140	-	-	140
Balance at September 30, 2019	20,801,613	$21	$318,178	$(252,991)	$(70)	$65,138

	Redeemable Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	10,515,351	$152,637	672,321	$1	$45,056	$(171,914)	$(126,857)
Issuance of Series D redeemable convertible preferred stock, net of $81 in issuance costs	714,285	9,919
Accretion of Series D issuance costs		81			$(81)		(81)
Issuance of stock upon exercise of options	-	-	57,171	-	92	-	92
Issuance of restricted stock	-	-	89,623	-	150	-	150
Stock-based compensation expense	-	-	-	-	367	-	367
Net loss	-	-	-	-	-	(29,591)	(29,591)
Balance at September 30, 2018	11,229,636	$162,637	819,115	$1	$45,584	$(201,505)	$(155,920)

	Redeemable Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at June 30, 2018	10,515,351	$152,637	775,043	$1	$45,460	$(192,046)	$(146,585)
Issuance of Series D redeemable convertible preferred stock, net of $81 in issuance costs	714,285	9,919
Accretion of Series D issuance costs		81			(81)		(81)
Issuance of stock upon exercise of options	-	-	26,073	-	42	-	42
Issuance of restricted stock	-	-	17,999	-	30	-	30
Stock-based compensation expense	-	-	-	-	133	-	133
Net loss	-	-	-	-	-	(9,459)	(9,459)
Balance at September 30, 2018	11,229,636	$162,637	819,115	$1	$45,584	$(201,505)	$(155,920)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities
Net loss	$(38,609)	$(29,591)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,219	1,561
Stock-based compensation expense	2,755	367
Loss on disposal of property and equipment	112	306
Provision for bad debts	77	101
Loss on extinguishment of debt	-	1,842
Amortization of discount on debt	171	95
Change in fair value of warrants	-	(553)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	616	896
Inventory	3,382	(1,082)
Prepaid expenses and other assets	528	(1,011)
Accounts payable	(1,551)	(336)
Contract liabilities	(31)	2
Accrued expenses and other current liabilities	1,801	(1,193)
Net cash used in operating activities	(28,530)	(28,596)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(1,560)	-
Purchases of property and equipment	(3,132)	(3,997)
Net cash used in investing activities	(4,692)	(3,997)
Cash flows from financing activities
Issuance of common stock in connection with public offering of common stock, net of issuance costs	48,308	-
Proceeds on loans	10,500	30,374
Repayment of loans payable	-	(20,000)
Debt issuance costs	(322)	-
Short-term line of credit	(260)	(1,333)
Proceeds from issuance of redeemable convertible preferred stock, net	-	9,919
Proceeds from exercise of stock options and purchase of restricted stock	374	325
Net cash provided by financing activities	58,600	19,285
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	-
Net increase (decrease) in cash, cash equivalents and restricted cash	25,352	(13,308)
Cash, cash equivalents and restricted cash
Beginning of period	60,022	28,360
End of period	$85,374	$15,052
Supplemental disclosures of cash flow information
Interest paid during the period	$3,563	$2,035
Issuance of warrants in conjunction with debt draw down	$293	$-
Property and equipment purchases in accrued expenses	$222	$472

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

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

Since inception, the Company has financed its operations primarily through public offerings of its common stock, private placements of its convertible preferred stock, sales of its Precision Flow systems and amounts borrowed under its credit facilities. The Company has devoted the majority of its resources to research and development activities related to its Precision Flow systems, including regulatory initiatives and sales and marketing activities. The Company has invested heavily in its sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of its Hi-VNI Technology products and expanded its digital marketing initiatives and medical education programs.

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

On February 28, 2019, the Company acquired its United Kingdom based distributor. See Note 15 “Business Combinations” to these condensed consolidated financial statements for details of this transaction.

In August 2019, the Company completed a public offering of 3,570,750 shares of common stock, which included the full exercise by the underwriters of their option to purchase 465,750 shares of common stock, at a price of $14.50 per share, which raised net proceeds of $48.3 million after deducting the underwriting discount of $3.1 million and offering expenses of $0.4 million.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2018 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Solus Medical Ltd. (“Solus”), a wholly owned subsidiary of the Company based in the United Kingdom, which was acquired in the first quarter of 2019. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these condensed consolidated financial statements include calculation of stock-based compensation, valuation of warrants, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debt, accrued expenses and the valuation allowances against deferred income tax assets. Actual results may differ from these estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the three and nine months ended September 30, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the three and nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are also unaudited. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Recently Adopted Accounting Pronouncements

Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 amends Accounting Standards Codification to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with U.S. GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A company with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for interim and annual periods beginning after December 15, 2018. The Company had not previously included restricted cash as a component of cash and cash equivalents as presented on its consolidated statements of cash flows. The Company adopted the new standard in the first quarter of fiscal 2019, under the retrospective adoption method, and the prior year restricted cash presentation has been reclassified to conform to current year presentation.

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Clarifying the Definition of a Business (Topic 805):

In January 2017, the FASB issued ASU No. 2017-01 Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”). The new guidance changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2017-01 effective January 1, 2019. Adoption of ASU 2017-01 did not have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

Leases (Topic 842):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definitions of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. In July 2019, the FASB issued a proposed ASU that would defer the effective date for ASU 2016-02 to interim and annual periods beginning after December 15, 2020. The Company is currently evaluating the period in which it intends to adopt the new standard. The new standard originally required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of the initial application. In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) (“ASU 2018-11”) which provided another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has not yet determined the effects, if any, that the adoptions of ASU 2016-02 and ASU 2018-11 may have on its financial position, results of operations, cash flows, or disclosures.

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. In July 2019, the FASB issued a proposed ASU that would defer the effective date for ASU 2016-02 to interim and annual periods beginning after December 15, 2022. The Company has not yet determined the effects, if any, that the adoption of ASU 2016-13 may have on its financial position, results of operations, cash flows, or disclosures.

Foreign Currency

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For our non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity.

There were no assets or liabilities of foreign subsidiaries that were translated at period-end exchange rates as of December 31, 2018. See Note 15 “Business Combinations” to these condensed consolidated financial statements for details of the Solus acquisition. The functional currency for this entity is its local currency, Pound Sterling (GBP).

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies, are recorded in other (expense) income in the condensed consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive loss.

Intangible Assets

Intangible assets related to customer agreements are amortized on a straight-line basis, over their useful lives. Amortization is recorded within sales and marketing expenses in the condensed consolidated statements of comprehensive loss.

Goodwill

Goodwill represents the excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired in a transaction accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. As described in Note 14 “Segment Reporting”, the Company operates in one operating segment and has two reporting units, Vapotherm and Solus.

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019			2019
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital	$1,408	$647	$2,055	$4,517	$2,198	$6,715
Disposable	5,962	1,865	7,827	20,023	5,353	25,376
Subtotal Product Revenue	7,370	2,512	9,882	24,540	7,551	32,091
Lease Revenue	463	-	463	1,410	-	1,410
Service and Other Revenue	202	262	464	812	781	1,593
Total Revenue	$8,035	$2,774	$10,809	$26,762	$8,332	$35,094

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018			2018
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital	$1,809	$570	$2,379	$5,317	$2,551	$7,868
Disposable	5,130	1,167	6,297	16,673	3,808	20,481
Subtotal Product Revenue	6,939	1,737	8,676	21,990	6,359	28,349
Lease Revenue	328	-	328	992	-	992
Service and Other Revenue	270	115	385	996	354	1,350
Total Revenue	$7,537	$1,852	$9,389	$23,978	$6,713	$30,691

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Service and other revenue includes sales of non-Vapotherm products sold by Solus. Net revenue by U.S. and International is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total revenue.

Product Returns

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at time of sale. The Company provides its customers with the right to return products for a refund of the purchase price or for an account credit, if the return is made within a specified number of days from the original invoice date. The Company records a product return liability based upon an estimate of specific returns and a review of historical returns experienced. Adjustments are made to the product return liability as returns data and historical experience change. The provision for product return estimates is recorded as a reduction of revenue. The product return liability of less than $0.1 million is included in other current liabilities as of September 30, 2019.

Stock Split

On November 2, 2018, the Company’s Board of Directors and stockholders approved a 14:1 reverse stock split. The effect of this event has been reflected in all of the share quantities and per share amounts throughout these financial statements. The shares of common stock retained a par value of $0.001.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and re-evaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded in the Company’s condensed consolidated statements of comprehensive loss.

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

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The lives used in computing straight-line depreciation for financial reporting purposes are as follows:

Number of Years
Property and equipment placed in service:
Equipment	3 - 7
Furniture	5 - 7
Manufacturing equipment	3 - 10
Software	3
Demonstration, placements and evaluation units	3 - 5
Leasehold improvements	Lesser of life of lease or 10 years

The Company’s policy is to periodically review the estimated useful life of all property and equipment. This review during fiscal year 2019 indicated that the estimated useful life of all property and equipment is consistent with fiscal year 2018, with the exception of manufacturing equipment. The maximum useful life increased from 7 years to 10 years.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of September 30, 2019, $0.3 million of our $85.4 million of cash, cash equivalents and restricted cash balance was located outside the U.S.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$83,522	$58,223
Restricted cash	1,852	1,799
Total cash, cash equivalents, and restricted cash	$85,374	$60,022

3. Accounts Receivable

Accounts receivable owed to the Company by its customers and distributors consists of the following:

	September 30, 2019	December 31, 2018
United States	$4,743	$4,948
International	2,364	2,493
Total accounts receivable	7,107	7,441
Less: Allowance for doubtful accounts	(259)	(334)
Accounts receivable, net of allowance for doubtful accounts	$6,848	$7,107

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

No individual customer accounted for 10% or more of revenue for the three or nine months ended September 30, 2019 or September 30, 2018. No individual customers accounted for 10% or more of total accounts receivable at either September 30, 2019 or December 31, 2018.

4. Financial Instruments

As of September 30, 2019 and December 31, 2018, the Company’s financial instruments were comprised of cash, accounts receivables, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature and market interest rates. The Company’s cash equivalents primarily consist of money market deposits which total approximately $80.6 million at September 30, 2019 and are valued based on Level 1 of the fair value hierarchy. As described in Note 12 “Warrants”, during 2019, the Company granted warrants to purchase 19,790 shares of common stock in connection with an amendment to its financing arrangement described in Note 6 “Debt”. These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	2.4%
Expected stock price volatility	60.9%
Expected term (years)	10.0

5. Inventories

Inventories as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Component parts	$5,838	$5,601
Finished goods	5,006	8,109
Total inventory	$10,844	$13,710

6. Debt

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

At September 30, 2019, the interest rate was 6.75%. The outstanding balance under the Amended Revolver Agreement was $2.9 million at September 30, 2019 and there was $0.3 million remaining availability based on eligible receivables. At December 31, 2018, the interest rate was 7.3%. The outstanding balance under the Revolver Agreement was $3.2 million at December 31, 2018 and the remaining availability based on eligible receivables was $1.0 million. The Amended Revolver Agreement requires the Company to comply with a minimum liquidity covenant at all times. As of September 30, 2019, the Company was in compliance with all covenants.

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

Term Loans

On November 16, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Solar Capital Ltd. (“Solar”). Pursuant to the Loan Agreement, a total of $20.0 million was available in three tranches. The first tranche was drawn down in the amount of $10.0 million upon closing which paid off the Company’s then existing term loan balance of $6.0 million in full. The Company achieved the minimum revenue threshold required to draw down the second tranche of $5.0 million of term debt financing and obtained a signed term sheet for an equity financing in excess of $10.0 million, which allowed the Company to draw down the third and final tranche of $5.0 million term debt financing. The Company drew down $5.0 million tranches in each of January 2017 and March 2017. The Company pledged all assets as collateral with a double negative pledge on intellectual property.

On April 6, 2018, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, which paid off the Loan Agreement in full. In connection with this draw down, the Company granted Perceptive warrants to purchase 37,693 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in April 2028.

On July 20, 2018, pursuant to the Credit Agreement and Guaranty, the Company drew down the second tranche of $10.0 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 18,846 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in July 2028.

On September 27, 2018, the Company entered into the first amendment to the Credit Agreement and Guaranty (the “Amendment”, together with the Credit Agreement and Guaranty, the “Amended Credit Agreement and Guaranty”) with Perceptive. Pursuant to the Amended Credit Agreement and Guaranty, the Company was permitted to draw the final $12.5 million of availability at any time through March 31, 2019 and the minimum 2018 revenue requirement of $43.2 million that was required to draw down the final tranche was eliminated. Concurrently with the closing of the Amendment, the Company drew down $2.0 million of the remaining $12.5 million available. In connection with this draw down, the Company granted to Perceptive warrants to purchase 3,769 shares of its Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in September 2028.

As of December 31, 2018, the Company had drawn $32.0 million of the $42.5 million available under the Credit Agreement and Guaranty, and on March 22, 2019, the Company drew the remaining $10.5 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in March 2029.

On March 22, 2019, the Company entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with the Company’s credit card program from $0.3 million to $0.5 million.

Pursuant to the Amended Credit Agreement and Guaranty, the outstanding principal amount accrues interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. At September 30, 2019, the interest rate was 11.19%. The outstanding balance, including accretion of the additional final payment due upon maturity and described below, was $42.6 million at September 30, 2019 and there was no remaining availability.

On the maturity date, in addition to the payment of principal and accrued interest, the Company will be required to make a payment of 0.5% of the total amount borrowed under the Amended Credit and Guaranty Agreement unless the Company has already made such a payment in connection with an acceleration or prepayment of borrowings under the agreement. The Amended Credit Agreement and Guaranty requires the Company to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. As of September 30, 2019, the Company was in compliance with all covenants.

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The annual principal maturities of the Amended Credit Agreement and Guaranty as of September 30, 2019 are as follows:

2019	$-
2020	-
2021	-
2022	-
2023	42,560
Less: Discount on loans payable	(844)
Long-term loans payable	$41,716

7. Commitments and Contingencies

Legal Matters

From time to time the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company is currently engaged in a litigation with Engineered Medical Systems, Inc. (“EMS”), a former supplier of a component of our Precision Flow systems. EMS filed a complaint against the Company in Indiana state court on June 12, 2018 alleging breach of contract and other causes of action and seeking damages of at least $800,000 and all other forms of just and appropriate relief. This matter was subsequently removed to the United States District Court for the Southern District of Indiana. The Company filed a complaint against EMS in Superior Court in Rockingham County, New Hampshire on June 15, 2018 alleging breach of contract, violation of the New Hampshire Consumer Protection Act, and other causes of action and seeking damages of at least $2.1 million and all other forms of just and appropriate relief. Each party filed a motion to dismiss against the other party’s complaint. EMS’ motion to dismiss in Superior Court in Rockingham County, New Hampshire was denied and discovery is now underway in the New Hampshire matter. Following this decision, EMS withdrew its complaint in Indiana. The Company does not believe this matter will have a material adverse impact on its operations or financial condition.

The Company believes there are no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

8. Income Taxes

There is no provision for income taxes for the three or nine months ended September 30, 2019 or September 30, 2018 because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

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

On February 28, 2019, the Company acquired all outstanding equity securities of Solus. For the period from March 1, 2019 to September 30, 2019, Solus had a book loss of $0.5 million, resulting from revenue of $1.7 million. Due to the short period of ownership, and related book loss, the tax provision for Solus is immaterial.

9. Stock-Based Compensation

On January 23, 2019, the Company established a French Qualifying Subplan which allows for the granting of stock options to purchase shares of common stock for employees and officers who are residents of France. The options under the French Qualifying Subplan reside under the umbrella of the 2018 Stock Incentive Plan.

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

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

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Nine Months Ended September 30,
	2019	2018
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.1%	2.6%
Expected stock price volatility	63.5%	58.9%
Expected term (years)	6.2	5.8

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$9	$5	$147	$23
Research and development	11	11	266	39
Sales and marketing	(102)	60	657	134
General and administrative	222	57	1,685	171
Total	$140	$133	$2,755	$367

Stock Options

The Company granted options to purchase 871,346 shares of common stock at exercise prices ranging from $13.35 to $19.40 per share, with a weighted average exercise price of $17.36 per share, during the nine months ended September 30, 2019. The Company granted options to purchase 345,948 shares of common stock at exercise prices ranging from $1.68 to $3.78 per share, with a weighted average exercise price of $2.27 per share, during the nine months ended September 30, 2018. The weighted average fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $10.88 and $1.27, respectively.

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	399,485	$1.68
Granted/purchased	78,476	17.54
Vested	(210,395)	3.31
Canceled	-	-
Unvested at September 30, 2019	267,566	$4.02

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

10. Earnings Per Share

Net Loss per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2019	2018
Options to purchase common stock	1,407,448	757,635
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	182,076	230,296
Unvested restricted stock	267,566	604,455
Redeemable convertible preferred stock (as converted to common stock)	-	11,143,571
	1,857,090	12,735,957

11. Related Party Transactions

As described in Note 15 “Redeemable Convertible Preferred Stock”, of the 2018 Form 10-K, the Company issued Series A, Series B, Series C and Series D preferred stock to private investors. Certain executive officers of the Company are owners/investors in certain venture funds who purchased Series A, Series B, Series C and Series D preferred stock. The total amount of preferred stock purchased by related party organizations as of November 16, 2018 was $33.2 million. In connection with our initial public offering in November 2018, all outstanding redeemable convertible preferred stock converted to common stock on a one-to-one basis.

The Company has two stockholders that are vendors of the Company. The total amount billed from these vendors during both the three months ended September 30, 2019 and 2018 was less than $0.1 million. The total amount billed from these vendors during the nine months ended September 30, 2019 and 2018 was less than $0.1 million and $1.2 million, respectively. The accounts payable balance for these vendors was $0.5 million as of both September 30, 2019 and December 31, 2018.

In addition, the Company sells its products to a hospital customer who is an affiliate of a current stockholder. The total amount billed to this customer during the three months ended September 30, 2019 and 2018 was $0.3 million and $0.5 million, respectively. The total amount billed to this customer during the nine months ended September 30, 2019 and 2018 was $1.0 million and $1.6 million, respectively.  The accounts receivable balance for this customer was $0.1 million as of September 30, 2019 and December 31, 2018, respectively. All transactions are at arms’ length and occur at published list prices.

12. Warrants

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	230,295	$14.50
Warrants granted	19,790	15.92
Warrants exercised	(68,009)	(14.00)
Outstanding at September 30, 2019	182,076	$14.84

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

On March 22, 2019, in connection with an amendment to the Credit Agreement and Guaranty as further described in Note 6 “Debt”, the Company granted warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in March 2029. The estimated fair value at the time of issuance was approximately $0.3 million, and is recorded as a discount against the principal owed on the related debt, and is being amortized over the contractual term of the debt instrument.

During 2019, warrants to purchase 68,009 shares of common stock were net exercised, which resulted in the issuance of 12,164 shares of common stock.

13. Stockholders’ Equity

Preferred Stock

As of September 30, 2019 and December 31, 2018, the Company has authorized 25,000,000 shares of preferred stock, respectively, at a par value of $0.001. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

Prior to the Company’s initial public offering in November 2018, the Company had redeemable convertible preferred stock (Series A, B, C and D) outstanding. In connection with the initial public offering, all outstanding redeemable convertible preferred stock converted to common stock on a one-to-one basis.

Common Stock

As of September 30, 2019 and December 31, 2018, the Company has authorized 175,000,000 shares of common stock, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

14. Segment Reporting

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

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

15. Business Combinations

On February 28, 2019, the Company completed the acquisition of all outstanding equity securities of Solus Medical Ltd. (“Solus”) whose principal assets included intangible assets related to supplier agreements. The Company undertook the acquisition to accelerate its penetration in the United Kingdom market. The purchase price, net of cash acquired, of $2.0 million was funded with an initial cash payment of approximately $1.6 million and a loss of $0.4 million on settlement of a preexisting relationship. Additionally, the Company is recognizing an estimated $2.4 million in contingent payments as compensation that is being paid out over the period from the date of acquisition through December 31, 2020. The acquisition has been accounted for as an acquisition of a business.

The Company has not yet finalized the purchase accounting for the Solus acquisition. The following table summarizes the preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of February 28, 2019:

Cash	$466
Accounts receivable	411
Inventory	492
Prepaids and other assets	11
Property and equipment	1
Goodwill	584
Intangible assets	455
Total assets acquired	2,420
Accounts payable and accrued expenses	(222)
Contract liabilities	(75)
Deferred taxes	(97)
Total liabilities assumed	(394)
Total purchase price	$2,026

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

In determining the purchase price allocation, the Company considered, among other factors, the opportunity provided by a supplier agreement with the National Health Service. The fair value of the intangible assets associated with this agreement were estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable to only the subject intangible assets after deducting contributory asset charges. An income and expenses forecast was built based upon specific intangible asset revenue and expense estimates.

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

VAPOTHERM, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited, continued)

(In thousands, except share and per share amounts)

The Company has included the financial results of Solus in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred.

Pro Forma Financial Information

The following unaudited pro forma information for the three and nine months ended September 30, 2019 and 2018, respectively, presents consolidated information as if the Solus acquisition occurred on January 1, 2018, which is the first day of the Company’s fiscal year 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$10,809	$9,985	$35,331	$32,826
Net loss	$(12,765)	$(9,840)	$(38,895)	$(30,416)
Net loss per share, basic	$(0.65)	$(11.24)	$(2.18)	$(36.48)

16. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2019 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2018	$-	$-
Acquired during the period	584	455
Amortization	-	(69)
Foreign currency exchange rate changes	(45)	(35)
Balance at September 30, 2019	$539	$351

The following table presents a summary of acquired intangible assets:

	As of September 30, 2019
	Period of amortization	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83	$420	$69
Total identifiable intangible assets		$420	$69

The Company recognized less than $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during both the three and nine months ended September 30, 2019. The Company did not recognize any amortization expense related to the intangible assets during either the three or nine months ended September 30, 2018 as the assets were acquired as part of the acquisition of Solus in February 2019.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:
Remainder of 2019	$27
2020	108
2021	108
2022	108
Total	$351

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2019, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2018 Form 10-K.

Overview

We are a global medical technology company focused on the development and commercialization of our proprietary Hi-VNI Technology products that are used to treat patients of all ages suffering from respiratory distress. Our Hi-VNI Technology delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use Hi-VNI Technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of September 30, 2019, more than 2.0 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 15,000 capital units. We have sold our Precision Flow systems to over 1,500 hospitals across the United States, where they have been primarily deployed in the ICU setting. We assemble our Precision Flow systems in our facility in New Hampshire and we rely on third-party suppliers for a majority of the components of our products, including many single source suppliers. We maintain higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we are subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. We currently ship our Precision Flow systems from our facility in New Hampshire directly to our United States customers, from our facility in the United Kingdom directly to our United Kingdom customers, and many of our international distributors in other countries on a purchase order basis. Warehousing and shipping operations for some of our international distributors are handled by a third-party vendor with facilities located in the Netherlands. While our customers have the right to return purchased products subject to a restocking fee, our historical return experience has been immaterial.

Since inception, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our Hi-VNI Technology products, while expanding our digital marketing initiatives and medical education programs. For the third quarter of 2019, we generated revenue of $10.8 million and had a net loss of $12.8 million compared to revenue of $9.4 million and a net loss of $9.5 million for the third quarter of 2018. Our accumulated deficit as of September 30, 2019 was $253.0 million. In the third quarter of 2019, 74.3% of our revenue was derived in the United States and 25.7% was derived outside the United States. No single customer accounted for more than 10% of our revenue in either the three or nine months ended September 30, 2019.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives, expanding our international marketing programs and expanding direct-to-clinician digital marketing efforts to help facilitate further adoption of our Precision Flow systems among existing hospital accounts and to broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies in an effort to develop new products that enhance our current portfolio or expand our markets, support regulatory submissions, and demonstrate the clinical efficacy of our new products. Examples of in-development products that may enhance our current portfolio include our next generation ProSoft cannula, which is designed to improve patient comfort, and an aerosol disposable patient circuit, which is designed to streamline workflows associated with continuous aerosol medication delivery.  Examples of in-development products that may expand our market include our oxygen assist module, which is designed to simplify and automate adjustments to the Precision Flow systems’ delivery of oxygenated breathing gases based on feedback provided by oxygen levels in the patient, and our next generation Hi-VNI Technology product, which is designed to provide high velocity nasal insufflation using a portable device, removing the requirement for access to built-in wall air outlets. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require additional funding, which may include future equity and debt financings.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except percentages)
Net revenue	$10,809	$9,389	$35,094	$30,691
Cost of goods sold	5,999	5,775	19,646	18,737
Gross profit	4,810	3,614	15,448	11,954
Operating expenses
Research and development	3,280	1,766	9,720	6,074
Sales and marketing	9,193	7,757	27,786	24,331
General and administrative	3,978	2,804	13,389	7,789
Loss on disposal of property and equipment	-	17	-	59
Total operating expenses	16,451	12,344	50,895	38,253
Loss from operations	(11,641)	(8,730)	(35,447)	(26,299)
Other expense, net	(1,124)	(729)	(3,162)	(3,292)
Net loss	$(12,765)	$(9,459)	$(38,609)	$(29,591)

Revenue

	Three Months Ended September 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital	$2,055	19.0%	$2,379	25.3%	$(324)	-13.6%
Disposable	7,827	72.4%	6,297	67.1%	1,530	24.3%
Subtotal Product Revenue	9,882	91.4%	8,676	92.4%	1,206	13.9%
Lease Revenue	463	4.3%	328	3.5%	135	41.2%
Service and Other Revenue	464	4.3%	385	4.1%	79	20.5%
Total Revenue	$10,809	100.0%	$9,389	100.0%	$1,420	15.1%

Revenue increased $1.4 million, or 15.1%, to $10.8 million for the third quarter of 2019 compared to $9.4 million for the third quarter of 2018. The increase in revenue was primarily attributable to a $1.5 million increase in disposable revenue as a result of an increase in the installed base and increased utilization of Precision Flow capital units in our International markets, partially offset by a decrease in the sales of our Precision Flow capital units in the United States.

Revenue information by geography is summarized as follows:

	Three Months Ended September 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$8,035	74.3%	$7,537	80.3%	$498	6.6%
International	2,774	25.7%	1,852	19.7%	922	49.8%
Total Revenue	$10,809	100.0%	$9,389	100.0%	$1,420	15.1%

Revenue generated in the United States increased $0.5 million, or 6.6%, to $8.0 million for the third quarter of 2019, compared to $7.5 million for the third quarter of 2018. Revenue growth in the United States was primarily due to increased disposable sales resulting from a larger installed base, partially offset by a decrease in the sales of our Precision Flow units.

Revenue generated in our International markets increased $0.9 million, or 49.8%, to $2.8 million for the third quarter of 2019, compared to $1.9 million for the third quarter of 2018. Revenue growth in our International markets was primarily due to increased disposable sales resulting from a larger installed base and, to a lesser extent, higher utilization of Precision Flow units, an   increase in the sale of Precision Flow units and growth in service and other revenue.

	Nine Months Ended September 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital	$6,715	19.2%	$7,868	25.7%	$(1,153)	-14.7%
Disposable	25,376	72.3%	20,481	66.7%	4,895	23.9%
Subtotal Product Revenue	32,091	91.5%	28,349	92.4%	3,742	13.2%
Lease Revenue	1,410	4.0%	992	3.2%	418	42.1%
Service and Other Revenue	1,593	4.5%	1,350	4.4%	243	18.0%
Total Revenue	$35,094	100.0%	$30,691	100.0%	$4,403	14.3%

Revenue increased $4.4 million, or 14.3%, to $35.1 million in the first nine months of 2019 compared to $30.7 million for the first nine months of 2018. The increase in revenue was primarily attributable to a $4.9 million increase in disposable revenue as a result of an increase in the installed base and higher utilization of Precision Flow capital units worldwide, partially offset by a decrease in the sale of the Precision Flow units worldwide.

Revenue information by geography is summarized as follows:

	Nine Months Ended September 30,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$26,762	76.3%	$23,978	78.1%	$2,784	11.6%
International	8,332	23.7%	6,713	21.9%	1,619	24.1%
Total Revenue	$35,094	100.0%	$30,691	100.0%	$4,403	14.3%

Revenue generated in the United States increased $2.8 million, or 11.6%, to $26.8 million for the first nine months of 2019, compared to $24.0 million for the first nine months of 2018. Revenue growth in the United States was primarily due to increased disposable sales resulting from a larger installed base and increased utilization of Precision Flow units and, to a lesser extent, increases in lease revenues, partially offset by a decrease in the sale and lease of Precision Flow units.

Revenue generated in our International markets increased $1.6 million, or 24.1%, to $8.3 million for the first nine months of 2019, compared to $6.7 million for the first nine months of 2018. Revenue growth in our International markets was primarily due to increased disposable sales resulting from a larger installed base and an increase in service and other revenue, partially offset by a decrease in the sale and lease of Precision Flow units.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.2 million, or 3.9%, to $6.0 million in the third quarter of 2019 compared to $5.8 million in the third quarter of 2018. Cost of goods sold increased $0.9 million, or 4.9%, to $19.6 million in the first nine months of 2019 compared to $18.7 million in the first nine months of 2018. These increases were due to increased product costs, primarily due to higher sales volumes of our disposables.

Gross margin increased to 44.5% in the third quarter of 2019 compared to 38.5% in the third quarter of 2018. The increase in gross margin was driven by a favorable sales mix of disposables and a decrease in disposable component costs. Gross margin increased to 44.0% in the first nine months of 2019 compared to 38.9% in the first nine months of 2018. The increase in gross margin was driven by a favorable sales mix of disposables and a decrease in disposable component costs in comparison to the first nine months of 2018. Additionally, we improved operating efficiency by holding operating overhead constant while increasing throughput in our manufacturing facility to support continued sales growth.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 85.7%, to $3.3 million in the third quarter of 2019 compared to $1.8 million in the third quarter of 2018. As a percentage of revenue, research and development expenses increased to 30.3% in the third quarter of 2019 compared to 18.8% in the third quarter of 2018.

Research and development expenses increased $3.6 million, or 60.0%, to $9.7 million in the first nine months of 2019 compared to $6.1 million in the first nine months of 2018. As a percentage of revenue, research and development expenses increased to 27.7% in the first nine months of 2019 compared to 19.8% in the first nine months of 2018.

The increase in research and development expenses in both comparison periods was due to increases in new product development costs and research and development employee-related expenses. Additionally, the increase in research and development expenses in the nine months ended September 30, 2019 was related to increased stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses increased $1.4 million, or 18.5%, to $9.2 million in the third quarter of 2019 compared to $7.8 million in the third quarter of 2018. As a percentage of revenue, sales and marketing expenses increased to 85.0% in the third quarter of 2019 compared to 82.6% in the third quarter of 2018.

Sales and marketing expenses increased $3.5 million, or 14.2%, to $27.8 million in the first nine months of 2019 compared to $24.3 million in the first nine months of 2018. As a percentage of revenue, sales and marketing expenses decreased to 79.2% in the first nine months of 2019 compared to 79.3% in the first nine months of 2018.

The increase in sales and marketing expenses in both comparison periods was primarily due to increased sales headcount and employee-related expenses in our sales and marketing organizations and investments in sales and marketing initiatives. Additionally, the increase in sales and marketing expenses in the nine months ended September 30, 2019 compared to September 30, 2018 was related to increased stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 41.9%, to $4.0 million in the third quarter of 2019 compared to $2.8 million in the third quarter of 2018. As a percentage of revenue, general and administrative expenses increased to 36.8% in the third quarter of 2019 compared to 29.9% in the third quarter of 2018.

General and administrative expenses increased $5.6 million, or 71.9%, to $13.4 million in the first nine months of 2019 compared to $7.8 million in the first nine months of 2018. As a percentage of revenue, general and administrative expenses increased to 38.2% in the first nine months of 2019 compared to 25.4% in the first nine months of 2018.

The increase in general and administrative expenses in both comparison periods was primarily due to increases in public company costs including headcount and other employee-related expenses, including stock-based compensation, and legal, advisory and consulting fees.

Loss on Disposal of Property and Equipment

The loss on disposal of property and equipment for the three and nine months ended September 30, 2018 was attributable to the loss on the disposal of property and equipment associated with our facility consolidation. We expect loss on disposal of property and equipment, if any, to vary over time.

Other Expense, Net

Other expense, net increased $0.4 million, or 54.2%, to $1.1 million in the third quarter of 2019 compared to $0.7 million in the third quarter of 2018. Other expense, net decreased $0.1 million, or 3.9%, to $3.2 million in the first nine months of 2019 compared to $3.3 million in the first nine months of 2018. The increase in other expense, net in the third quarter of 2019 was primarily due to increased interest expense related to additional borrowings under our credit facilities subsequent to the third quarter of 2018. The decrease in other expense, net in the first nine months of 2019 was due to a debt extinguishment that occurred in the second quarter of 2018 with no similar debt extinguishment in 2019, partially offset by an increase in interest expense related to additional borrowings under our credit facilities. In addition, other expense, net was impacted in both the third quarter of 2019 and the first nine months of 2019 by an increase in interest income due to higher cash balances resulting from proceeds received from our initial public offering of our common stock in the fourth quarter of 2018 and the public offering of our common stock in the third quarter of 2019. Other expense, net was also reduced in the first nine months of 2018 due to a gain on the change in the fair value of warrants. Subsequent to our initial public offering in the fourth quarter of 2018, we no longer had any warrants that required mark-to-market accounting in 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $85.4 million and an accumulated deficit of $253.0 million. Our primary sources of capital to date have been from public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from private placements of our convertible preferred stock. On November 16, 2018, we completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million. In August 2019, we completed a public offering of 3,570,750 shares of common stock, which included the full exercise by the underwriters of their option to purchase 465,750 shares of common stock, at a price of $14.50 per share, which raised net proceeds of $48.3 million after deducting the underwriting discount of $3.1 million and offering expenses of $0.4 million.

As of September 30, 2019, we had $2.9 million of outstanding borrowings and $0.3 million availability under the Amended Revolver Agreement. As of September 30, 2019, we had $42.6 million of term debt outstanding under our Credit Agreement and Guaranty.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,530)	$(28,596)
Investing activities	(4,692)	(3,997)
Financing activities	58,600	19,285
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	-
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,352	$(13,308)

Operating Activities

The net cash used in operating activities was $28.5 million in the first nine months of 2019 and consisted primarily of a net loss of $38.6 million, offset by $5.3 million in non-cash charges and a decrease of $4.8 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $28.6 million in the first nine months of 2018 and consisted primarily of a net loss of $29.6 million and an increase of $2.7 million in net operating assets offset by $3.7 million in non-cash charges. Non-cash charges consisted primarily of the loss on debt extinguishment of debt and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first nine months of 2019 and 2018 consisted of purchases of property and equipment of $3.1 million and $4.0 million, respectively. In addition, the net cash used in investing activities in the first nine months of 2019 included $1.6 million to acquire Solus.

Financing Activities

Net cash provided by financing activities was $58.6 million in the first nine months of 2019 and consisted primarily of net proceeds of $48.3 million related to a public offering of shares of our common stock and borrowings of $10.5 million under our credit facilities.

Net cash used in financing activities was $19.3 million in the first nine months of 2018 and consisted primarily of borrowings of $30.4 million under our credit facilities and the sale of $10.0 million of preferred stock, partially offset by $20.0 million in repayment of loans.

Effective January 1, 2019, and further described in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we consider restricted cash as a component of cash and cash equivalents as presented on our condensed consolidated statements of cash flows. Previously the net change in restricted cash was considered an investing activity. Prior period presentations have been reclassified to conform to current year presentation.

Indebtedness

Revolving Line of Credit

In November 2016, we entered into the Revolving Facility, which provided for $7.0 million of available borrowings. Availability under the Revolving Facility is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor).

Interest is paid monthly on the average outstanding balance at the Wall Street Journal Prime Rate plus 1.75%, floating, subject to a floor of 3.5%. The interest rate was 6.75% at September 30, 2019.

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

The outstanding balance under the Amended Revolving Facility, as amended, was $2.9 million at September 30, 2019. The remaining amount available to borrow based on eligible receivables was $0.3 million at September 30, 2019.

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

The outstanding principal amount of the Amended Credit Agreement and Guaranty accrues interest at an annual rate equal to the applicable margin of 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. The term loan is secured by substantially all our personal property including intellectual property. All unpaid and accrued unpaid interest with respect to each such term loan is due and payable in full on the maturity date at April 6, 2023. On the maturity date, in addition to the payment principal and accrued interest, we will be required to make a payment of 0.5% of the total amount borrowed under the Amended Credit Agreement and Guaranty, unless we have already made such payment in connection with an acceleration or prepayment of borrowings under the term loan. In the event we prepay all or part of this term loan facility prior to the maturity date, we may be subject to additional prepayment fees which decrease as the time to maturity decreases.

We issued warrants to Perceptive to purchase 37,693, 18,846 and 3,769 shares of our Series D convertible preferred stock at an exercise price of $15.92 per share in April 2018, July 2018 and September 2018, respectively. In connection with our initial public offering in November 2018 these warrants converted to common stock warrants at an exercise price of $15.92. Each of the warrants has a term of 10 years. In connection with the draw down on March 22, 2019, we granted warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in March 2029.

We were in compliance with all debt covenants under both the Amended Revolving Facility and Amended Credit Agreement and Guaranty at September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2019 are summarized in the table below:

	Payments Due by Year
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	42,560	$-	$-	$42,560	$-
Operating leases (2)	8,665	389	3,178	3,278	1,820
Line of credit (1)	2,924	2,924	-	-	-
Total contractual obligations	$54,149	$3,313	$3,178	$45,838	$1,820

(1)	The total amount outstanding under our credit facilities was approximately $45.5 million at September 30, 2019.
(2)	We currently lease approximately 84,140 square feet for our headquarters in Exeter, New Hampshire under a lease that expires in January 2026.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

For further information regarding our critical accounting policies, see Note 2 “Summary of Significant Accounting Policies” of notes to consolidated financial statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. There have been no material changes, other than those listed below.

We adopted the Accounting Standards Codifications “Statement of Cash Flows (Topic 230): Restricted Cash” and “Clarifying the Definition of a Business (Topic 805)” during the three months ended March 31, 2019. See Note 2 “Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We also updated our accounting policies related to foreign currency, goodwill and intangible assets, which are discussed below.

Foreign Currency

Our functional currency is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For our non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity.

There were no assets or liabilities of foreign subsidiaries that were translated at period-end exchange rates as of December 31, 2018. As of September 30, 2019, our UK entity, Solus, was included in our condensed consolidated results from the date of the acquisition in February 2019, see Note 15 “Business Combinations” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details of this transaction. The functional currency for this entity is its local currency, Pound Sterling (GBP).

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies, are recorded in other (expense) income in the condensed consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive loss.

Intangible Assets

Intangible assets related to customer agreements are amortized on a straight-line basis, over their useful lives. Amortization is recorded within sales and marketing expenses in the condensed consolidated statements of comprehensive loss.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

We compare the fair value of our reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, we would record an impairment loss equal to the difference. As described in Note 14 “Segment Reporting” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we operate in one operating segment, and have two reporting units, Vapotherm and Solus.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this item.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at the end of the period covered by this quarterly report.

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

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

For a discussion of legal matters as of November 5, 2019, please read Part I. Item 1. Note 7 Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 13, 2018, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-227897), as amended, filed in connection with our initial public offering, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 4,000,000 shares of our common stock with an aggregate offering price of approximately $56.0 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated and William Blair & Company, L.L.C. acted as representatives of the underwriters for the offering. On November 13, 2018, the underwriters fully exercised their option to purchase 600,000 additional shares of common stock with an aggregate offering price of approximately $8.4 million pursuant to the underwriting agreement. On November 14, 2018, we issued and sold 4,600,000 shares of our common stock to the public at a price of $14.00 per share. Upon completion of the initial public offering on November 16, 2018, we received net proceeds of approximately $57.4 million, after deducting the underwriting discount of $4.5 million and offering expenses of $2.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds of approximately $57.4 million from our initial public offering have been invested in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated November 13, 2018, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

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

VAPOTHERM, INC.

November 5, 2019	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

November 5, 2019	By:	/s/ John Landry
John Landry
Vice President and Chief Financial Officer