Form 10-K
period 2019-12-31
VAPOTHERM INC
filed 2020-03-04
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-38740

Vapotherm, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2259298
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Domain Drive Exeter, NH	03833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 658-0011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 per value per share	VAPO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2019, was $302,970,651.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2020, was 20,875,826.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to occur on June 23, 2020, are incorporated by reference into Part III of this Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•	estimates regarding the annual total addressable market for our Precision Flow systems, future results of operations, financial position, capital requirements and our needs for additional financing;
•	commercial success and market acceptance of our Precision Flow systems, our Oxygen Assist Module, and any future products we may seek to commercialize;
•	competitive companies and technologies in our industry;
•	our ability to enhance our Hi-VNI Technology, our Oxygen Assist Module, expand our indications and develop and commercialize additional products;
•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	our ability to accurately forecast customer demand for our products and manage our inventory;
•

our ability to expand, manage and maintain our direct sales and marketing organizations in the United States and United Kingdom, and to market and sell our Hi-VNI Technology in markets outside of the United States;

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

•	the timing or likelihood of regulatory filings and approvals;
•	our ability to establish and maintain intellectual property protection for our Hi-VNI Technology, Precision Flow systems, and our Oxygen Assist Module or avoid claims of infringement;
•	the volatility of the trading price of our common stock; and
•	our expectations about market trends.

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

We use “Vapotherm,” “Precision Flow,” “Hi-VNI”, “OAM”, and other marks as trademarks in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Annual Report on Form 10-K is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part I, “Item 1A. Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc.

iii

PART I

BUSINESS

Item 1. Business.

Overview

We are a global medical technology company focused on the development and commercialization of our proprietary Hi-VNI Technology products that are used to treat patients of all ages suffering from respiratory distress. Our Hi-VNI Technology delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use Hi-VNI Technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of December 31, 2019, more than 2.1 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 16,000 capital units.

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

A compelling body of clinical data supports the efficacy and benefits of Hi-VNI Technology for respiratory distress. In 2018, the U.S. Food and Drug Administration, or FDA, granted our de novo request for an expanded indication for the Precision Flow Hi-VNI system, which incorporates our Hi-VNI Technology. The FDA also created a new classification regulation under which this system is currently the only product listed. The expanded indication identified this system as a high velocity nasal insufflation device that augments breathing of spontaneously breathing patients suffering from respiratory distress in a hospital setting. We believe this FDA indication validates our clinical differentiation and compelling value proposition, establishing Hi-VNI Technology as an attractive alternative to NIPPV.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. We also initiated a limited release of our Oxygen Assist Module to certain United Kingdom accounts in February 2020 and we may expand that limited release into certain European accounts during the second quarter of 2020. The Oxygen Assist Module can be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. Our Oxygen Assist Module helps clinicians maintain the pulse oxygen saturation, or SpO2, within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, such as visual or developmental impairment, and mortality in neonates. We intend to fully launch the Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020, at which time we believe we will begin generating revenue from the product.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and through distributors in other select countries outside of the United States and the United Kingdom.  Once fully launched, our Oxygen Assist Module will be sold through a direct sales organization in the United Kingdom and through distributors in other select countries in Europe. In addition, we have clinical educators who are experienced users of Hi-VNI Technology and who focus on our medical education efforts to facilitate adoption and increase utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. We have sold our Precision Flow systems to over 1,500 hospitals across the United States, where they have been primarily deployed in the ICU setting.

We generate revenue primarily from sales of the disposable products utilized with our proprietary Precision Flow systems. We also generate revenue from the capital units themselves.  Our revenue grew from $42.4 million for the year ended December 31, 2018 to $48.1 million for the year ended December 31, 2019. Revenue from single-use disposables represented approximately 67.1% and 72.9% of our total revenue for the years ended December 31, 2018 and December 31, 2019, respectively. During this time, our international revenue also grew, representing 22.1% of our total revenue in 2018 and 24.0% of our total revenue in 2019. For the years ended December 31, 2018 and 2019, we incurred net losses of $42.5 million and $51.1 million, respectively.

We believe our anticipated growth will be driven by the following strengths: disruptive technology supported by a compelling body of clinical and economic evidence; expanded FDA indications for use; new FDA clearances and/or approvals, recurring revenue model with high visibility on our disposables utilization; dedicated respiratory United States and United Kingdom sales forces and experienced international distributors; comprehensive approach to market development with an established clinical team and digital marketing initiatives; robust and growing intellectual property portfolio; and an experienced senior management team and board members with deep industry practice.

Our goal is for our Hi-VNI Technology products to become the standard of care for the treatment of respiratory distress.  Our strategy includes: attracting new customers while driving penetration within our existing customer base; continuing to build the preeminent respiratory sales team to facilitate further adoption; increasing awareness of our therapy through social media, digital marketing, and medical education programs; continuing to drive manufacturing cost efficiencies and leveraging our infrastructure to expand margins; leveraging our innovation capabilities to expand our Hi-VNI Technology and Oxygen Assist Module market penetration and opportunity.

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

Conventional approaches to respiratory distress and their limitations

Product Description Limitations Oxygen Based Therapies Includes standard nasal cannula, non-rebreather masks and conventional humidified HFO devices Increases oxygen concentration in breathing gas and improves alveolar gas exchange Highly passive system Oxygen delivery only --- does not adequately remove carbon dioxide to treat all causes of respiratory distress NIPPV Delivered by a tight-fitting mask or nasal prongs Forces gas in and out to augment respiration and improves alveolar gas exchange 30% of patients do not tolerate therapy Requires high intensity of care Risks of skin breakdown, lung injury and other adverse events Mechanical Ventilation Delivered by a tube placed down the throat (intubation) Forces gas in and out of the lungs to augment respiration and improves alveolar gas exchange Requires sedation Increases clinical risk and cost of care Risk of long-term difficulty weaning patients off ventilation Increasing Level of Respiratory Distress

Conventional Method for Titrating FiO2 and its Limitations

Another challenge faced by clinicians when treating patients experiencing respiratory distress is maintaining SpO2 within a tight target range, particularly neonates, where a range between 90% and 95% is typically desired.  Hyperoxia, or too much oxygen, is associated with a higher risk of retinopathy of prematurity and lung damage.  Hypoxemia, or too little oxygen, is associated with a higher risk of death and neurodevelopmental impairment. The current standard of care is manual control, whereby clinicians respond to alarms indicating the SpO2 is outside of the target range by manually titrating the fraction of inspired oxygen in the air or FiO2 in the breathing gases being delivered to the patient. A recent third-party study found that while training can improve the effectiveness of manual control, maintaining SpO2 between 90% and 95% in neonates may be achieved less than 50% of the time.

Our Solutions

Overview of Hi-VNI Technology

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
• Improved workflow
• Lower capital investment

Overview and Benefits of our Oxygen Assist Module

Our Oxygen Assist Module is a module for use with most versions of our Precision Flow systems, designed to be used with Hi-VNI Technology to help clinicians maintain oxygen levels within a tight SpO2 range. The Oxygen Assist Module adjusts delivered FiO2 in response to SpO2 readings captured by a standard pulse oximetry probe. We initiated a limited release of our Oxygen Assist Module to certain United Kingdom accounts in February 2020 after we received the CE Mark on January 30, 2020, and we may expand that limited release into certain European accounts during the second quarter of 2020.

We believe our Oxygen Assist Module has the potential to address the key limitations of utilizing manual control to maintain oxygen levels, particularly neonates, within a tight SpO2 range, and provides the following principal benefits to hospitals, patients and providers:

•	Allows reliable realization of SpO2 target;
•	Assists staff in maintaining targeted SpO2 range, including during stress, movement and, with neonates, feeding;
•	May allow nurses to spend more time with patients and parents and less time changing settings;
•	Allows for further evaluation of consequences of selected SpO2 targeted range, including clinical indications, outcomes, and workflow improvement; and
•	Allows for the use of the Precision Flow system to provide respiratory support and its attendant benefits, including facilitation of cuddling and kangaroo care with neonates.

The Oxygen Assist Module is not an SpO2 monitor and does not eliminate the need for separate and independent patient monitoring.

Our Market Opportunity

Based on our internal estimates, there are over 12 million patients per year who experience respiratory distress that could benefit from our Hi-VNI Technology. According to U.S. Department of Health & Human Services data, in the United States, there were over four million patients treated for respiratory distress in 2014 and we estimate there are over eight million patients per year treated for respiratory distress in select international markets including, but not limited to, the United Kingdom, Germany, Turkey, Brazil, Mexico and Japan. We believe that our total addressable market for Hi-VNI Technology is $1.5 billion per year.

We calculated our total addressable market for Hi-VNI Technology based on (i) the 12 million patients per year who experience respiratory distress between the United States and select international markets, (ii) our average selling price of the Precision Flow systems capital units and single-use disposables and (iii) a five-year replacement cycle for the capital units. We expect our total addressable market to increase in the future due to an aging population, a growing prevalence of heart failure and COPD. The prevalence of heart failure is expected to grow 46% from 2012 to 2030, while WHO expects the number of deaths from COPD to increase 30% in the next 10 years. Our product supports neonatal and pediatric patients, as well as patients in EDs, ICUs, general care floors and long-term acute care hospitals.

Hospitals: Emergency Departments

EDs are the gateway to the hospital in the United States. Over 50% of hospital admissions enter the hospital through the ED. Patients in the ED may not have a clearly defined diagnosis until later in their hospital stay and the goal is to treat the symptoms of respiratory distress, rapidly stabilize patients, and move them out of the ED for treatment of their underlying condition. EDs place value on efficient workflow, minimizing patient wait time, and enabling the best clinical and economic post-ED outcome. Patient satisfaction around ED visits can impact reimbursement rates, hospital ratings, and community reputation and therefore patient choice. Technologies that can address patients’ clinical needs without requiring admission to the ICU may be viewed favorably by patients and may help hospitals manage the overall flow of patients. Hi-VNI Technology is currently available in over 500 of the approximately 5,000 EDs in the United States.

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

The traditional mode of NIPPV respiratory support in the NICU is nasal continuous positive airway pressure, or nCPAP. nCPAP is an effective tool for treating respiratory distress but carries an increased risk of pressure ulcers, formation of air pockets outside of the lungs and gastric distention. nCPAP typically requires a mask and large bore tubes that blocks the face of the patient and severely limits the ability of parents to hold or bond with their child. The American Academy of Pediatrics recommends that Level II NICUs only provide assisted ventilation on an interim basis until the infant’s condition either soon improves or the infant can be transferred to a higher-level facility better suited to handling increasingly complex cases, in part due to the availability of pediatric medical subspecialists, pediatric surgical respiratory support, and physiologic monitoring equipment. This can result in newborn babies spending their entire hospitalization far away from home, increasing the cost to the medical system and creating economic and emotional challenges to patients and families. Hi-VNI Technology is currently available in over 400 of the approximately 1,100 NICUs in the United States.

Long-Term Acute Care Hospitals

Long-term acute care hospitals, or LTACHs, serve patients with complex needs requiring longer hospital stays and highly specialized care. LTACHs are designed for patients who need intense, extended care for more than 25 days. Many patients admitted to LTACHs arrive directly from the ICU of traditional hospitals and require ventilator support. Similar to the ICU setting, reimbursement in LTACHs and in the acute space in general is capped by admission diagnosis. As LTACHs are focused on maintaining or lowering their overall costs per treated patient, a therapeutic approach that could keep patients from going on mechanical ventilation or that could allow patients to be weaned off mechanical ventilation more quickly and efficiently may be viewed favorably by LTACH administrators in charge of managing the business. Hi-VNI Technology is currently available in over 190 of the approximately 400 LTACHs in the United States.

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

Companion Products and Enhancements

We have launched companion products that facilitate clinical use and enable rapidly growing market acceptance and expansion. These products include (i) the Vapotherm Transfer Unit 2.0, which allows patients to be transferred between care areas within the hospital or ambulate while on therapy, (ii) the Q50 compressor, which provides a compact, relatively low noise, low cost source of compressed air necessary to run the Precision Flow systems in areas of the hospital without access to compressed air outlets built into the wall, (iii) the aerosol aeroneb adaptor, which is designed to facilitate delivery of ultrasonic aerosolized medication, and (iv) a tracheostomy adaptor that simplifies the connection of the Precision Flow systems to a tracheostomy collar used to wean patients off mechanical ventilation. Specialized capital units and disposable products also enable the delivery of specialized nitric oxide and heliox breathing gases. In January 2020, we also fully launched in the United States a new lightweight ProSoft cannula that is designed to provide gentle contact with the skin and an aerosol disposable patient circuit that is designed to streamline the provision of intermittent and continuous aerosol nebulization by limiting condensate management.

In addition, we have product enhancement projects ongoing at any point in time. These enhancements incorporate customer feedback with the goal of improving the patient and caregiver experience.

Market Expanding Products

We initiated a limited release of our Oxygen Assist Module to certain United Kingdom accounts in February 2020 and we may expand that limited release into certain European accounts in the second quarter of 2020. We intend to fully launch the Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020, at which time we believe we will begin generating revenue from the product. The Oxygen Assist Module helps clinicians maintain oxygen levels within a target range by simplifying and automating adjustments to the Precision Flow systems’ delivery of oxygenated breathing gases based on feedback provided by oxygen levels in the patients. Additionally, we are continuing to engage with the FDA on the possibility of obtaining approval for an Investigational Device Exemption, or IDE, neonatal clinical study of our Oxygen Assist Module in the United States.

We are also working on developing our next generation Hi-VNI Technology product, which is designed to provide high velocity nasal insufflation using a portable device, removing the requirement for access to built-in wall air outlets. Removing the requirement to be tethered to built-in wall air outlets will enable the next generation Hi-VNI Technology product to provide high velocity nasal insufflation to patients in other areas of the hospitals, LTACHs and SNFs. We believe that the next generation Hi-VNI Technology product may have the potential to be adopted in the future for applications in ambulance transport and in the homes of patients requiring non-invasive ventilatory support.  On October 10, 2019 we received 510(k) clearance from the FDA on the first iteration of our next generation Hi-VNI Technology product. We currently anticipate the first patient use of this product by the end of 2020.

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

Oxygen Assist Module Prototype Study

Our Oxygen Assist Module helps clinicians maintain oxygen levels within a target range by simplifying and automating adjustments to most versions of our Precision Flow systems’ delivery of oxygenated breathing gases.  The adjustments are based on the module’s continuous readings of a patient’s oxygen from a standard pulse oximetry probe.  In November 2018, the Archives of Disease in Childhood: Fetal & Neonatal edition published the results of our sponsored prospective, two-center, order-randomized cross-over study performed at two NICUs in the United Kingdom, designed to evaluate the performance of a prototype of our Oxygen Assist Module technology as a module to our Precision Flow Plus system.  The Oxygen Assist Module is referred to in the study as the IntellO2.

The target SpO2 range set in this study was 90-95% in preterm babies being supported by Hi-VNI Technology. Babies were randomized to receive 24 hours of either manual control or automatic control using the Oxygen Assist Module. After the first 24 hours, the babies were crossed over to the alternative therapy for another 24 hours. The primary outcome measure was percent of time spent within the target SpO2range. Secondary outcomes included the overall proportion and durations of SpO2 within specified hyperoxemic and hypoxemic ranges, and the characteristics of the times within and outside SpO2 target range. Data were analyzed from 30 preterm infants with median gestation at birth of 26 (24–27) weeks, age during the study of 29 (18–53) days and study weight 1080 (959–1443) g.

When using the Oxygen Assist Module, clinician performance in maintaining SpO2 within the target SpO2 range was significantly greater proportion of the time than during manual control alone, while at the same time requiring significantly fewer manual adjustments to the equipment. The median target SpO2 range was achieved 80% of the time on automated (Oxygen Assist Module) control compared with 49% under manual control. In addition to the greater proportion of time in the target range, there were also fewer episodes of transient severe hypoxemia (defined as SpO2 below 80% lasting at least 60 seconds) under automated control compared with manual control. There were no differences in the number of episodes per hour of SpO2 above 98% between the study arms, but the average episode duration and the total percentage of time spent above the SpO2 target range was significantly lower under Oxygen Assist Module automated control as compared to manual control.

The chart below depicts a composite SpO2 histogram of all patient data (n=30) with paired bars as automated control (white) and manual control (black). The frequency of SpO2 values denotes the proportion of total time (%) spent at each SpO2, with aggregated SpO2 values <80%. The target SpO2 range for babies receiving oxygen (90%–95%) is illustrated in the blue outlines.  The chart is based on graphic found in the aforementioned November 2018 edition of the Archives of Disease in Childhood: Fetal & Neonatal edition.

Sales and Marketing

As of December 31, 2019, our sales organization consisted of approximately 100 full time employees serving our U.S. market and 57 sales territories.  We also have 10 full time employees serving our U.K. market and 6 sales territories.  Additionally, we have 11 individuals serving select additional international markets. In 2019, 76.0% of our revenue was derived in the United States and 24.0% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

Commercial Activities within the United States

We work to grow the sales of our disposable products by increasing the installed base of our Precision Flow systems.  We utilize a direct sales organization in the United States that leverages numerous call points within the hospital, including physicians, respiratory therapists and nurses. Our sales team is focused on building relationships with clinicians across care settings, including EDs and adult, pediatric and neonatal ICUs, enabling our products to follow patients through the care continuum.  We offer different options to our hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

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

Commercial Activities Outside of the United States

We conduct our international business in the United Kingdom through a direct sales organization operated by our wholly owned subsidiary, Solus Medical Limited (“Solus Medical”). We conduct our remaining international business through a distributor model, partnering with 37 distributors in 42 countries around the world. We focus our efforts on our most established and fastest growing markets, including the United Kingdom, Germany, Brazil, Mexico, Turkey, and Japan. We have directly employed or retained through professional employment organizations 11 individuals to support our distributors in several of these key markets.  Additionally, in the United Kingdom, our subsidiary Solus Medical now has 10 full time commercial employees.  As in the United States, our direct sales team in the United Kingdom and our distributors around the world work to grow the sales of our disposable products by increasing the installed base of our Precision Flow Systems.  Our direct sales team in the United Kingdom and our distributors around the world work to offer different options to our customers for acquiring Precision Flow capital units as appropriate on a country by country basis, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. We leverage our digital marketing platform abroad to educate our international clinicians, focusing primarily in the United Kingdom. We continue to evaluate market opportunities outside of the United States for business expansion.

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

Research and Development

As of December 31, 2019, our research and development team consisted of 16 individuals, including mechanical, electrical, software, biomedical, and plastic engineers. For the years ended December 31, 2018 and 2019, we incurred research and development expenses of $8.8 million and $13.4 million, respectively.

Maintaining a strong cadence of new product introductions is an integral part of our strategy. We initiated a limited release of our Oxygen Assist Module to certain United Kingdom accounts in February 2020 and we may expand that limited release into certain European accounts in the second quarter of 2020. We previously entered into an agreement with a third party for a perpetual, exclusive, world-wide license to certain intellectual property related to the Oxygen Assist Module for the delivery of non-invasive ventilatory support. Pursuant to the agreement, we will pay a royalty starting on the date of the first commercial sale of the Oxygen Assist Module, which we anticipate to occur by the end of 2020, and continuing for a ten year term from the first commercial sale equal to 10% of the first $3.0 million of Oxygen Assist Module revenue, 5% of the next $6.0 million of Oxygen Assist Module revenue, and 2% of any additional Oxygen Assist Module revenue until the end of the ten year term. We also license the pulse oximetry technology utilized with the Oxygen Assist Module from other manufacturers.

Our pipeline of new products also includes our next generation Hi-VNI Technology. On October 10, 2019, we received 510(k) clearance from the FDA on the first iteration of our next generation Hi-VNI Technology product. We currently anticipate the first patient use of this product by the end of 2020.

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

As our product is capable of treating respiratory distress, including those suffering from low oxygen levels, as well as those who have historically required NIPPV because they were unable to flush retained carbon dioxide from their respiratory system, we consider our primary competition to be NIPPV manufacturers, including Philips Respironics. We also compete on a secondary basis with manufacturers of conventional heated humidified high flow oxygen delivery products, such as Fisher & Paykel Healthcare.

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

Intellectual Property

As of December 31, 2019, we held more than 100 issued patents and more than 50 patent applications, totaling an active patent portfolio of over 150 filings granted or pending. These filings can be organized into four main categories representing our patent portfolio: Precision Flow, next generation system filings, Flow Rest, and various accessory technologies. In the United States, we hold ten issued patents for the Precision Flow family, six for the Flow Rest family (a legacy device), eight for the accessories (including the Oxygen Assist Module), and three for our next generation technology. The Precision Flow patents are expected to expire between March 2024 and March 2033, the Flow Rest patents are expected to expire between November 2026 and January 2033, and the accessories patents are expected to expire between December 2031 and August 2038. Additionally, we have six pending U.S. patent applications directed to our next generation technologies, three pending U.S. patent applications directed at our Precision Flow systems technology, two pending U.S. patent application directed to our Flow Rest technology and thirteen pending U.S. patent applications directed to accessories for the aforementioned technologies (including the Oxygen Assist Module). We maintain a strategic international patent portfolio primarily in the European Union, Australia, Japan and China. Since 2016, we have maintained and executed on deliberate innovation areas designed to sustain the continued growth of our patent portfolio to protect our proprietary technology from competitor use.

As of December 31, 2019, we have at least 11 trademark registrations with the U.S. Patent and Trademark Office, at least 2 trademarks applications pending with the U.S. Patent and Trademark Office, at least 14 trademarks with common law rights, and a wide range of international protection of its trademarks with a focus of increasing brand awareness and market penetration globally.

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

Certain components used in our Precision Flow systems are supplied by single source suppliers. Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier if one or more of our single source suppliers were to encounter a delay in supply or end supply.

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

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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

The Medical Devices Regulation will take effect on May 26, 2020. Once applicable, the new regulations will among other things:

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

Regulation of Medical Devices in China

Depending on the product risk level, each imported medical device commercially marketed and distributed in China requires a notification to or a registration with China’s National Medical Products Administration (“NMPA”, formerly known as CFDA). Under the current Chinese Medical Device Regulation (State Council Order. #680, effective since 2017), medical devices are classified into one of three classes—Class I, Class II or Class III. Class I includes devices with lowest risks to patients, whose safety and effectiveness can be assured by general risk control mechanisms. Class I devices can be marketed in China through a notification to the NMPA. Class II includes devices with medium risks to patients and are under special control of the NMPA.  Class III devices are those with high risks to patients, such as life-sustaining, life-supporting or implantable devices, and are under the most stringent regulatory control. Both Class II and Class III devices require a registration with the NMPA.

We plan to initiate a product registration process in China for our Precision Flow systems, VTU and nasal interfaces in 2020. Our Precision Flow systems, VTU and nasal interfaces, which provide ventilatory support to neonatal and pediatric patients, as well as patients in EDs, ICUs, general care floors and LTACHs, are likely to be classified as Class II or Class III device in China, subject to the NMPA’s classification designation.

Before registering an imported Class II or Class III medical device with the NMPA, manufacturers are required to prepare the Product Technical Requirements (PTRs) that consist of performance specifications and testing methods specific to their products and in compliance with applicable Chinese device standards. Manufacturers must engage a NMPA-accredited laboratory to conduct an in-country type testing against the PTRs and applicable Chinese device standards. A type testing process typically takes 3-6 months or longer. Under the current medical device regulations, imported medical devices must first be approved for marketing in their country of origin. Manufacturers are obligated to provide the appropriate documents (e.g. CE Mark, 510(k) letter, approved Premarket Approval Application) showing that the device has been approved for marketing in a country where the manufacturer is incorporated or the manufacturing site resides.

All of imported Class II and III devices are required to conduct local clinical trials in China unless (i) they are exempted from clinical trials under the Clinical Trial Exemption List published by the NMPA from time to time or (ii) manufacturers can demonstrate “substantial equivalence” to a predicate device currently on the market. Clinical trials for some particular high risk devices are mandatory and need approval from the NMPA in advance. Clinical trials for other devices require a pre-notification to the NMPA. All registration trials must be approved by and conducted under the oversight of an Institutional Review Board, or Ethics Committee. Local clinical trials in China typically take 6-12 months or longer.

The NMPA, after receiving an application for registration, will review the application dossier and notify the applicant whether the application for registration is approved. The NMPA may require applicants to submit supplemental information (including clinical data and technical data) during its review. Applicants will be given 1 year to prepare and submit the required information. The NMPA’s average process time for regulatory approval is 10-18 months for Class II devices and 12-24 months for Class III devices. Subject to specifics of a product, an approval process could take longer, and clearance is never guaranteed. The approval process could be as short as 6-10 months if the products are eligible for fast track or priority review. Fast track or priority review is usually granted by the NMPA to devices that are innovative, address urgent unmet clinical needs, or have significant clinical value.

After a device is approved by the NMPA for marketing, numerous and extensive regulatory requirements will apply post marketing authorization. These include but are not limited to:

•	Completion of any post-approval studies that may be required by the NMPA upon its conditional approval; Renewal of the registration with the NMPA every 5 years since the initial registration;
•

GMP compliance requirements, which require foreign manufacturers to follow stringent design, testing, control, documentation, complaint handling and other quality assurance procedures during all stages of the manufacturing process;

•

Labeling, advertising and promotion requirements, which require that claims are truthful, non-misleading, and substantiated.  Instructions for use should be clear to guide correct use of the products, and manufacturers are prohibited from unapproved or “off-label” uses;

•

Medical device adverse event monitoring, reporting and re-evaluation obligations, which require a manufacturer to report to the NMPA if a device it markets may have caused or contributed to death or serious injury, would be likely to cause or contribute to death or serious injury, if malfunction were to recur; and

•

Medical device recall obligations, which require that manufacturers to report to the NMPA any field corrections and product  removals that are undertaken to reduce an unreasonable risk to health posed by the device or to  remediate a violation of any applicable Chinese device standards, PTRs, or any applicable regulatory requirements that may present an unreasonable risk; the NMPA also has the authority to order a manufacturer to recall its product.

We will be subject to regular or unnoticed inspections and market surveillance by the NMPA and its local counterparts to determine continuous compliance with regulatory requirements. If the NMPA determines that we fail to comply with applicable regulatory requirements, it can take a variety of enforcement actions, which may result in any of the following sanctions:

•	warning letters, corrective actions, fines;
•	recalls, detention or seizure of our products, confiscation of illegal revenues;
•	import alerts and bans;
•	refusing to accept any future applications within a specific period of time;
•	withdrawing any NMPA approvals that have already been granted; and
•	Debarment of responsible persons from engaging in medical device-related business activities within a specific period of time.

The Chinese government is in the process of amending the current Medical Device Regulation, which is believed to be close to the final shape. The most recent draft amendment to the Medical Device Regulation echoes various regulatory reform initiatives unveiled by the NMPA in recent years with an aim to create a regulatory system that is conducive to device innovation. It reinforces post-approval compliance obligations and expects medical device marketing authorization holders to take primary responsibility for pre- and post-approval compliance. It significantly increases penalties for all kinds of illegal actions, and introduces a dual penalty system, subjecting both companies and individual responsible persons to sanctions. This legislative development may result in the acceleration or delay of certain regulatory clearance or approval for our products in China.

Pricing, Contracting and Reimbursement

We believe our products are priced consistent with their value. In order to obtain or maintain business in the competitive respiratory therapy market, however, we have historically had to offer various discounts directly to purchasers or indirectly to purchasers through group purchasing organizations (“GPOs”) or integrated delivery networks (“IDNs”). We have recently expanded the use of product discount offerings related to placed capital arrangements for our Precision Flow systems. Such bundled discount offerings involve the placement of capital equipment for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. In addition, consistent with an increasing emphasis in the medical device and broader healthcare industry on payment based on value (so-called value-based pricing), we may enter into contracts with customers that guarantee performance of our Precision Flow systems by refunding costs of disposables (or providing replacement disposables) used on patients if treatment does not achieve specific patient outcomes. In response to pressure from competition or customers, we may have to offer enhanced discounts or enter into additional value-based contracting arrangements, which may adversely affect our revenue.

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

Within the United States, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Although we believe that we currently are neither a “covered entity” nor a “business associate” under the legislation, a business associate relationship may be imputed from facts and circumstances even in the absence of an actual business associate agreement. In addition, HIPAA may affect our interactions with customers who are covered entities or their business associates because HIPAA affects the ability of these entities to disclose patient health information to us. Various states also have laws that regulate the privacy and security of personal information and so may affect our business operations.  Most notably, in 2018, California passed into law the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents.  Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation (2016/679), or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information.  The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a data breach involving their data.  In addition to California, many states have laws that impose fines on entities that experience a data breach involving certain types of personal data or that permit consumers to bring private actions against parties that experience a breach involving their data.

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

In the European Union, the data privacy regime applicable to us includes the GDPR and the E-Privacy Directive 2002/58/EC (“EPD”). We depend on a number of third parties to provide our services, a number of which process personal data on our behalf and are therefore considered our processors under the GDPR. With each such provider we enter into contractual arrangements to ensure that they only process personal data according to our instructions, and that they have sufficient technical and organizational measures in place to safeguard the data. Where we transfer personal data outside the EEA, we do so in compliance with the relevant data export requirements. We take our data protection obligations seriously as any improper disclosure, particularly with regard to our customers’ sensitive personal data, could negatively impact our business and/or our reputation.

GDPR

The GDPR became applicable on May 25, 2018 and replaced the previous data protection regime which consisted of separate laws issued by each EU Member State, based on the EU Data Protection Directive. Unlike the Directive (which needed to be transposed at a national level), the GDPR is directly applicable in each EU Member State, resulting in a more uniform application of data privacy laws across the European Union. However, the GDPR does allow each Member State to implement laws which supplement the GDPR, causing some variation between EU Member States (for example, in connection with processing employee personal data and processing personal data for scientific purposes). The GDPR also provides that EU Member States may separately introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. We need to ensure compliance with the supplemental laws in each jurisdiction where we operate, either through having an establishment or through offering goods or services to, or monitoring the behavior of, data subjects located in such jurisdiction.

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

The requirements also state that personal data may only be collected for specified, explicit and legitimate purposes which have a legal basis set out in the GDPR and may only be processed in a manner consistent with those purposes. Personal data must also be adequate, relevant, and not excessive in relation to the purposes for which it is collected and protected using appropriate technical and organizational measures.  In addition, personal data must not be transferred outside of the EEA unless certain steps are taken to ensure an adequate level of protection.  The GDPR also requires that the data not be kept for longer than necessary to achieve the purposes for which it was collected. To the extent that we process, control or otherwise use sensitive data relating to individuals (for example, patients’ health or medical information, race or ethnicity), more stringent rules apply, limiting the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA. In particular, in order to process such data, an additional legal permission is required, such as explicit consent of the data subject to the processing.

Fines for non-compliance with the GDPR have the potential to be significant—the greater of EUR 20 million or 4% of our global annual revenue in the previous financial year.

EPD

The requirements laid down by the EPD have been transposed into the national laws of each EEA Member State since 2003. The requirements are particularly relevant when we send electronic direct marketing to individuals in the EEA or when we use cookies or similar technologies on our websites with respect to individuals located in the EEA and will usually require us to obtain consent from such recipients to carry out these activities. Although all EEA Member State national laws stem from the EPD, the laws differ by jurisdiction, sometimes significantly. We need to ensure compliance with the laws in each jurisdiction where we operate.

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

For example, the Patient Protection an Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Healthcare Reform Act, substantially changed the way in which healthcare is financed by both governmental and private insurers and affected medical device manufacturers significantly. The Healthcare Reform Act also provides incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Healthcare Reform Act provided additional federal funding to state Medicaid programs that expanded eligibility for Medicaid programs and required individuals to obtain health insurance or pay a tax penalty.

There have been administrative, judicial and Congressional challenges to certain aspects of the Healthcare Reform Act, and we expect additional challenges and amendments in the future.

With respect to Congressional action, tax legislation enacted at the end of 2017 removed penalties for not complying with the individual mandate to carry health insurance effective in 2019. The Trump Administration has also taken executive actions to undermine or delay implementation of the Healthcare Reform Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In December 2018, a federal district court found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive.  Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects. We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products (or the services provided using our products) or additional pricing pressure. Future healthcare legislation could also have a significant impact on our business. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, however, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on us.

In addition, other legislative changes have been proposed and adopted since the Healthcare Reform Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken.

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

Facilities

Our principal office is located at 100 Domain Drive, Exeter, New Hampshire 03833, where we lease approximately 84,140 square feet of office, manufacturing, research & development and warehouse space. We lease this space under a lease that terminates on January 28, 2025. We intend to lease additional space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Solus Medical leases approximately 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead, United Kingdom.  We lease this space under a lease that terminates on February 15, 2022.

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

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of March 4, 2020.

Name	Age	Title
Joseph Army	56	President, Chief Executive Officer, and Director
John Landry	47	Vice President, Chief Financial Officer, Secretary and Treasurer
David Blouin	43	Vice President, United States Sales
Gregoire Ramade	50	Vice President, International Sales and Worldwide Marketing

Joseph Army has served as President, Chief Executive Officer and as a member of our board of directors since June 2012. Prior to joining Vapotherm, Mr. Army served as President and Chief Executive Officer of Salient Surgical Technologies, Inc. (formerly TissueLink Medical, Inc.), or Salient, since 2007. He first joined Salient in 1999 as Chief Financial Officer and Vice President of Finance. Prior to his time at Salient, he held various positions including Vice President of Finance and Supply Chain Operations for Westaim Biomedical from 1998 to 1999 and strategy consultant for Coopers & Lybrand LLP from 1991 to 1997. Mr. Army holds an MBA in finance from The Wharton School and a BA in history from the University of Rhode Island. He is certified in production and inventory management and is a certified public accountant (inactive status).

John Landry has served as Vice President and Chief Financial Officer, Secretary and Treasurer since August 2012. Prior to joining Vapotherm, he held a number of leadership roles at Salient from 2004 to 2011, including VP Accounting & Controller and VP Global Business Development. Mr. Landry also served as Director of International Marketing at Medtronic Advanced Energy from 2011 to 2012, which acquired Salient in August 2011. Prior to his time at Salient, he served in various financial leadership roles at Bottomline Technologies from 2000 to 2004, Hussey Seating Company from 1997 to 2000 and Coopers & Lybrand LLP from 1994 to 1997. Mr. Landry graduated summa cum laude from Bentley College with a BS in Accountancy and is a certified public accountant (inactive status).

David Blouin joined Vapotherm in January 2018 as Vice President, U.S. Sales. Prior to Vapotherm, Mr. Blouin served as Area Vice President at Medtronic from August 2011 to January 2018. Before he joined Medtronic, Mr. Blouin worked at Salient from May 2006 to August 2011 where he was promoted to multiple sales and leadership roles. Mr. Blouin is a graduate of Purdue University where he earned his degree in Technology & Organizational Leadership.

Gregoire Ramade joined Vapotherm in May 2016 as Vice President, International. Before joining Vapotherm, Mr. Ramade worked at Becton Dickinson Medical-Pharmaceutical Systems as Vice President of Global Marketing and Business Development from January 2013 to May 2016. He also held the positions of Senior Marketing Director Home Healthcare Solution at Philips Healthcare from 2010 to 2012, Marketing Director EMEA at Philips Respironics from 2005 to 2009 and Product Manager of Consumable Masks and Accessories at Philips Respironics from 2004 to 2005. Mr. Ramade holds a bachelor’s degree in International Business with a minor in Economics from the American University of Paris and an MBA in International Business and Marketing from the Ecole Nationale des Ponts et Chausses School of International Management.

Employees

As of December 31, 2019, we had approximately 284 employees and contractors, consisting of approximately 279 full-time employees and contractors and approximately five part-time contractors. Of these employees, 17 are in our wholly owned subsidiary, Solus Medical. None of our domestic employees is subject to a collective bargaining agreement or represented by a trade or labor union.  As of December 31, 2019, three of our international team members were subject to a collective bargaining agreement, including one direct employee and two individuals retained through professional employment organizations. We believe our relationship with our employees to be good.

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

We have incurred net losses since our inception. We incurred net losses of $42.5 million and $51.1 million for the years ended December 31, 2018 and 2019, respectively. As a result of ongoing losses, as of December 31, 2019, we had an accumulated deficit of $265.4 million. We expect to continue to incur significant product development, regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter.

Since 2008, our revenue has been derived, and we expect it to continue to be derived, primarily from sales of our Precision Flow systems and associated disposable products. Because of their recent commercial introduction, our Precision Flow Hi-VNI and Precision Flow Plus systems have limited product and brand recognition. The same is true of our Oxygen Assist Module, for which we initiated a limited release to certain United Kingdom accounts in February 2020 and intend to fully launch commercially throughout the United Kingdom and Europe by the end of 2020. In addition, demand for our Precision Flow systems and Oxygen Assist Module may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Precision Flow systems, its associated disposable products, and our Oxygen Assist Module or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.

We expect that our operating expenses will continue to increase as we continue to expand our sales and marketing organization, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our Precision Flow systems or, in the future, our Oxygen Assist Module, to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

Our revenue is primarily generated from sales of the disposable products utilized with our Precision Flow systems, and we are therefore highly dependent on growing the installed base of the system for our success.

We began selling our Precision Flow Hi-VNI system and our Precision Flow Plus systems in the United States and in select international markets in 2018 and 2017, respectively. Sales of our Precision Flow Plus and Precision Flow Classic systems and associated disposable products accounted for substantially all of our revenue for the years ended December 31, 2018 and 2019. We expect that sales of our Precision Flow systems, including our Precision Flow Hi-VNI system, and associated disposable products will continue to account for the majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by clinicians and customers, among others, of our Precision Flow systems to treat respiratory distress. Some clinicians may not adopt our Precision Flow systems because they have prior history with or a preference for other treatment options that are more established, such as NIPPV, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Precision Flow systems. Some customers may decide to not purchase our Precision Flow systems if, among other potential reasons, they believe our pricing is too high or that alternative devices to manage respiratory therapy are either more clinically efficacious or cost effective than our product. For example, our Precision Flow systems are significantly more expensive than conventional heated humidified oxygen delivery devices.

If clinicians are not willing to change current practices to adopt our Precision Flow systems to treat respiratory distress and our Oxygen Assist Module to help clinicians maintain oxygen levels within a targeted range, our Precision Flow systems and our Oxygen Assist Module may fail to gain increased market acceptance, and our business will be adversely affected.

Our primary strategy to grow our revenue is to drive an increase in the adoption of our Precision Flow systems to treat spontaneously breathing patients of all ages suffering from respiratory distress in the hospital setting and our Oxygen Assist Module to help clinicians maintain oxygen levels within a targeted range. While the number of clinicians adopting our Precision Flow systems has increased in recent years, there is a significant subset of clinicians who have not yet adopted our Precision Flow systems, and may never choose to adopt our Precision Flow systems for a number of reasons, including:

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

Few clinicians have adopted our Oxygen Assist Module for use with our Precision Flow systems, in part because we only initiated a limited release of our Oxygen Assist Module to certain United Kingdom accounts in February 2020. Clinicians may choose not to adopt our Oxygen Assist Module for similar reasons that clinicians may not adopt our Precision Flow systems.

Clinicians, including physicians and other medical professionals such as nurses and respiratory therapists, historically utilize NIPPV to treat patients in respiratory distress and manual control to maintain oxygen levels within a targeted range. We believe that educating clinicians about the clinical and economic merits and patient benefits of our Hi-VNI Technology as a viable alternative treatment for respiratory distress and our Oxygen Assist Module to help clinicians maintain oxygen levels within a targeted range are key elements for increasing the adoption of our Precision Flow systems and Oxygen Assist Module. If additional clinicians do not adopt, or existing customers cease using our Precision Flow systems or Oxygen Assist Module for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

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

In addition, potential customers may decide not to purchase our products, or our customers may decide to cancel orders due to changes in available care offerings, adverse clinical outcomes, inadequate reimbursement or productivity credits for procedures using our products, complications with manufacturing or the utilization of technology developed by other parties, all of which are circumstances outside of our control.

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

We might be unable to successfully commercialize our marketed products or obtain authorization to market new products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•	properly identify and anticipate clinician and patient needs;

•	identify, retain, and manage third-party design and development firms where appropriate to accelerate development;
•	develop and introduce new products or product enhancements in a timely manner;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•	obtain and retain third-party licenses required for the development, commercialization, and/or utilization of new products;
•	demonstrate the safety and efficacy of new products;
•	obtain the necessary regulatory authorizations to market new products or product enhancements; and
•	deliver products at a price point that is both profitable and acceptable to the market.

If we do not develop and obtain regulatory authorization to market new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our internal research and development efforts and our outsourced third-party design and development initiatives may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. In addition, even if we are able to develop enhancements or new generations of our products successfully, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

Our most significant NIPPV manufacturing competitor is Philips Respironics. Conventional heated humidified high flow oxygen device manufacturers, such as Fisher & Paykel Healthcare, are also potential competitors. In addition, some NIPPV and ventilator companies, including Philips Respironics, offer high flow oxygen delivery options on their NIPPV and mechanical ventilator systems. We expect that the market will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price.

Some of our competitors are large, well-capitalized companies with greater resources than we have and more products and longer history in the respiratory market. Other competitors are smaller companies who have or in the future may benefit from a strategic investment or acquisition by one of our larger competitors.  As a consequence, these competitors are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. For example, on February 28, 2019, we acquired our former distributor in the United Kingdom, Solus Medical, providing us with a U.K.-based wholly owned subsidiary and direct sales organization. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

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
•

loss of existing third-party license agreements or the ability to enter into new third-party license agreements for any reason, including without limitation a difference or change in one party’s strategic direction ;

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

We have limited experience in directly marketing and selling our products in the United States. We transitioned to a direct sales organization in the United States on January 1, 2015, at which time our domestic sales organization consisted of approximately 10 sales and clinical personnel. As of December 31, 2019, our domestic sales organization has grown to approximately 100 representatives, consisting of both sales and clinical personnel. In parallel, we have grown the size of our marketing department and launched a digital marketing campaign in March 2017. Our operating results are dependent upon our sales and marketing efforts. If we fail to adequately promote and market our products, our sales could significantly decrease.

We have limited experience directly marketing and selling our products in the United Kingdom, where we acquired our former distributor, Solus Medical Limited, on February 28, 2019, and we have no experience directly marketing and selling our products in other international countries.  As in the United States, our operating results in the United Kingdom and other international countries are dependent upon our sales and marketing efforts in those countries, and if we fail to adequately promote and market our products, our sales in those countries could significantly decrease.

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

As we launch new products and increase our marketing efforts with respect to our Precision Flow systems and our Oxygen Assist Module, we have and potentially will continue to need to expand and restructure our marketing and sales networks, as well as modify and improve our sales program offerings, such as our provision of bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.  If the percentage of customers who acquire our technology in this manner increases relative to the percentage of customers who purchase our Precision Flow capital units through an upfront or financed payment, the percentage of our revenue derived from Precision Flow capital units may decrease. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales representatives and clinical educators, and ensuring our sales program offerings satisfy the needs of our customers. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, if we experience high turnover in our sales force in the future, or if our sales program offerings do not satisfy the needs of our customers, new hires may not become as productive as may be necessary to maintain or increase our sales. In addition, since we have a limited history with a direct sales organization, we may not be as effective or efficient in utilizing our sales representatives as other companies with longer histories utilizing a direct sales organization. As a result, we may be required to restructure our sales organization, which would be costly, may divert attention from management, and lead to both planned and unplanned turnover. If we are unable to expand our sales and marketing capabilities and our educational initiatives domestically and internationally, we may be unable to effectively commercialize our products.

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

We expect to continue to expand our marketing programs in the United States and internationally, and to fund research and development activities, including additional investment in sponsored and investigator initiated clinical and nonclinical trials and studies.  The purpose of these nonclinical and clinical trials and studies is to obtain clinical efficacy, economic, and comparative effectiveness information about our products in an effort to generate comprehensive clinical and real-world outcome and cost effectiveness data in order to obtain product approval and drive further penetration in the markets we serve. In the event that these trials and studies, or similar trials and studies conducted by others, yield unfavorable results, those results could negatively affect the use or adoption of our products by physicians, hospitals and payors, thereby compromising market acceptance and profitability.

Except for in the United Kingdom, we rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

Except for in the United Kingdom where we now have a direct sales organization after the acquisition of our former distributor, Solus Medical, on February 28, 2019, we rely on our network of third-party distributors to market and distribute our products internationally and, to a lesser extent, in the United States. Internationally, we sell our products through a network of 37 independent distributors. Through these distributors, we sell our products in 42 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent distributors and we may again experience such issues in the future. In the United States, a limited number of our customers purchase the disposable components of our Precision Flow systems through independent distributors who are able to better satisfy their just in time inventory requirements.

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

If any of our international distributors were to cease to do business with us, or if we are not able to successfully integrate Solus Medical into our operations, our sales could be adversely affected. Some of our distributors have historically accounted for a material portion of our sales volume. If any such agency or distributor were to have its business operations impacted as a result of a third-party acquisition or cease to sell and market our products altogether, our sales could be adversely affected. In addition, if a dispute arises with a distributor or a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor or to begin selling directly into that market, to seek appropriate regulatory approvals or to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If a distributor were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales.

In any situation in which we lose the services of a distributor, we may need to seek alternative sales agencies or distributors, or to begin selling directly ourselves, and our sales may be adversely affected. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified distributors to work with us. We may be unable to enter into agreements with them on a timely basis or on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified distributors would prevent us from expanding our business and generating sales.

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

We obtain some of the components and subassemblies included in our Precision Flow systems from single source suppliers and the partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We utilize single source suppliers for some of the critical components and subassemblies we use in our Precision Flow systems. Disputes (including litigation) could arise with suppliers over a wide range of business and legal issues in our supply agreements, and there may be delays in switching to alternative suppliers if the current supply source expires or terminates. Our dependence on single source suppliers of components may expose us to several risks, including, among other things:

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

We often maintain high levels of inventory from our single source suppliers, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.

Our Precision Flow systems consist of a substantial number of components. In order to market or sell our Precision Flow systems effectively, we often must maintain high levels of inventory of the product and its components from our single source suppliers. The manufacturing process requires lengthy lead time during which components of our Precision Flow systems may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we produce.

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

We currently, and in the future may, manufacture a portion of the components of our products in-house. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Exeter, New Hampshire. The operations at this facility may be disrupted by a number of factors, including:

•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	manufacturing equipment failure;
•	severe weather;
•	fire;
•	nature or man-made disasters;

•	work stoppages;
•	component shortages; and
•	FDA compliance or other quality-related issues.

There can be no assurance that the occurrence of these or any other operational problems at our facility would not cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

Additionally, we recently developed the ability to manufacture a component in house that we historically purchased from a sole-source third-party supplier.  Our agreement with the supplier allows us to opt out of continuing to purchase the component from the third-party supplier on a quarterly basis starting in July 2020, and if we opt out of issuing a purchase order for any given quarter, the third-party supplier may elect to terminate our supply agreement. We are unaware of any other supplier who can manufacture this component. If our third-party supplier terminates our agreement and there is a disruption or failure in our manufacturing of this component in our Exeter, New Hampshire facility thereafter, we may not be able to find an alternate supplier or enter into a new manufacturing and supply agreement with our previous supplier on a timely basis or at all, or such agreement may not be on favorable terms. A failure to find an alternate supplier or enter into a new manufacturing and supply agreement with our previous supplier could result in an inability to manufacture our products and cause substantial loss in revenue.

We may be unable to manage our anticipated growth effectively, which could make it difficult to execute our business strategy.

We have been growing significantly over the past two years. Our revenue grew from $42.4 million for the year ended December 31, 2018 to $48.1 million for the year ended December 31, 2019. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This anticipated growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly, including into markets or countries in which we have limited or no prior operating and commercial experience. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

Our principal executive office, U.S. distribution, and manufacturing operations are located in a leased facility located in Exeter, New Hampshire. We also have access to facilities for our wholly owned United Kingdom subsidiary’s personnel and inventory and a manufacturing and distribution site in Tilburg, Netherlands. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. A disaster (such as an earthquake, fire, flood, hurricane, a volcanic eruption other severe weather, or a pandemic or other outbreak) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace the damaged facilities.

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

A pandemic, epidemic or outbreak of an infectious disease, such as the coronavirus, or COVID-19, may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 3, 2020, has spread to over 45 countries, including the United States and the United Kingdom. Such events may result in a period of business and manufacturing disruption, and in reduced sales and operations, any of which could materially affect our business, financial condition and results of operations.

For example, the spread of COVID-19 in the United States or the United Kingdom may result in travel restrictions impacting our direct sales team and clinical educators in those countries. Similarly, spread of COVID-19 in these and other countries may result in travel restrictions impacting our distributors and suppliers. Travel restrictions may also reduce the number of physicians travelling to attend our training programs, which would result in fewer physicians trained on Hi-VNI Technology, and in the United Kingdom and in Europe, on our Oxygen Assist Module. Travel restrictions might also impede our ability to meet with distributors, negatively impacting our business in a number of ways, including without limitation our ability to expand into new geographic territories, and train our existing distributors on new products such as the Oxygen Assist Module. For example, we recently postponed our annual distributor meeting that was scheduled to take place in March 2020 in Malta, due to the risk of travel limitations imposed by certain governments and other organizations. Travel restrictions might also impede our ability to retain new suppliers or audit our existing suppliers, which might have a negative impact on our quality management system and our product quality. In addition, hospitals may reduce staffing or limit access for non-patients, including our sales team and clinical educators in response to COVID-19, which would negatively impact our access to physicians and their patients. Any of the foregoing actions could adversely affect our sales and the revenue we derive as a result.

The spread of an infectious disease, including COVID-19, could result in the inability of our suppliers to deliver components or raw materials to us on a timely basis. Similarly, if our corporate offices need to close, it may limit our ability to manufacture certain components or assemble our products in-house. Even if our offices remain open, local schools might close, which could impact the ability of our employees who may lack adequate childcare to effectively manufacture, assemble, and sell our products. We believe our current supply chain structure mitigates the risk of the COVID-19 outbreak as of the present date and we do maintain a limited supply of materials in house. However, if there is a shortage of supply, the cost of these materials or components may increase and harm our ability to provide our products on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our products. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly.

The full extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact, among others.

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

Our success depends on the skills, experience and performance of the members of our executive management team, particularly Joseph Army, our Chief Executive Officer. The loss of the services of any of these persons for any reason whatsoever, could impede the achievement of our research, development and commercialization objectives. Also, each of these persons may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Additionally, our business and operations depend on our ability to attract and retain highly skilled employees. We may be unable to attract or retain qualified employees in the future for many reasons, including low regional, domestic, and international unemployment rates, the competition for qualified personnel among medical device businesses, or the cost of hiring qualified employees may exceed industry standards. Recruiting and retention difficulties could limit our ability to support our commercial, supply chain and research and development programs. Any of our employees may terminate his or her employment at any time and for any reason. The loss of key employees, the failure of any key employee to perform, our inability to attract and retain skilled employees, as needed, or an inability to effectively plan for and implement a succession plan for key employees could harm our business.

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

We contract with several Chinese suppliers for certain components of our Precision Flow systems. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. competitors from outsourcing manufacturing and production activities to foreign corporations and curb what are considered unfair trade practices. In January 2020, the United States and China entered into Phase One of the Economic and Trade Agreement between the United States of America and the People's Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the United States and China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the United States and China, questions still remain as to the enforcement of its terms, the resolution of a number of other points of dispute between the parties, and the prevention of further tensions. If tariffs are imposed on the components used in our Precision Flow systems, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations.

Efforts to withdraw from or materially modify NAFTA or other international trade agreements, to change tax provisions related to global manufacturing and sales or to impose new tariffs, economic sanctions or related legislation, any of which could adversely affect our financial condition and results of operations.

Our business benefits from free trade agreements, such as the North American Free Trade Agreement, or NAFTA, and we also rely on various U.S. corporate tax provisions related to international commerce, as we develop, market and sell our products and services globally. On November 30, 2018, the United States, Mexico and Canada signed a replacement trade deal for NAFTA, known as the United States-Mexico-Canada Agreement, or USMCA. The USMCA has been ratified by Mexico and the United States and is pending ratification by Canada. Once ratified by Canada, it will go into effect 90 days later. It is difficult to anticipate the full impact of this agreement on our business, financial condition, cash flows, and results of operations.

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

The United Kingdom formally left the European Union on January 31, 2020, which is commonly known as “Brexit”. A transition period through December 31, 2020 has been established to allow the United Kingdom and European Union to negotiate the terms of the United Kingdom’s withdrawal. However, there is continued uncertainty surrounding the future relationship between the United Kingdom and the European Union, including trade agreements between the United Kingdom and the European Union. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which (if any) European Union laws to replace or replicate, including determining whether to adopt the European Union law that governs the regulatory approval of medical devices such as the Precision Flow systems or related future product offerings we may seek to bring to market in the United Kingdom. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions and may cause us to lose customers and employees or increase the cost of doing business in the United Kingdom. In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect our Company, including our United Kingdom subsidiary Solus Medical, and the full extent to which our business could be adversely affected. Furthermore, we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. Volatility in stock or currency markets, as well as the strengthening of the U.S. dollar relative to other currencies each could adversely affect our financial results.

Our results may be impacted by changes in foreign currency exchange rates.

We have international operations, including a direct sales organization in the United Kingdom, and, as a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets, or our costs could increase. For example, Turkey is currently experiencing a currency crisis and other political unrest which has in the past and may in the future necessitate our taking such actions. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could expose us to increased foreign currency risks, including currency fluctuations and exchange rate risks. For example, following the acquisition of our former distributor, Solus Medical, on February 28, 2019, we began invoicing our United Kingdom customers directly in Great British Pounds. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.

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

We have in the past and may in the future be subject to various litigation claims and legal proceedings.

We have in the past and we, as well as certain of our officers and distributors, may in the future be subject to various litigation or other claims or lawsuits. The outcomes of legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, such as our present litigation with our former supplier, claimants may seek damages. Future claimants including suppliers, customers, distributors, competitors, officers or shareholders, among others, may also seek other civil or criminal remedies (including royalties or injunctions barring the sale of products that are subject of the proceeding) in the future. Regardless of the outcome, these lawsuits may result in significant legal fees and expenses, could divert management’s time and other resources and could cause us reputational harm. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines.

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

We provide customers with a one-year warranty on our Precision Flow systems’ capital purchases, with limited exceptions. For the years ended December 31, 2018 and 2019, we incurred warranty expense of $0.4 million and $0.1 million, respectively. We bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or any recovery from such vendor or supplier may not be sufficient to cover our losses. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in our inability to recover any costs incurred by us.

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

An element of our business strategy is to continue to develop new products and add new features and expand clearance or approval of our current products to new indications. In the United States, in general, before we can market a new medical device, or a new use of, new claim for or significant modification to a legally marketed device, we must first receive either clearance under Section 510(k) of the FDCA or the grant of a de novo request under section 513(f)(2) of the FDCA or a premarket approval application, or PMA, from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics, not raise different questions of safety or effectiveness than the predicate device and be as safe and as effective as the predicate device. Clinical data are sometimes required to support a substantial equivalence determination. In the de novo process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo petition, the applicant will receive authorization to market the device. This device type may be used subsequently as a predicate device for 510(k) submissions. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

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

In the United States, we obtained 510(k) premarket clearances from the FDA to market each of our products requiring such clearance. We also obtained a de novo grant for an expanded indication for our Precision Flow Hi-VNI system. Any modifications to these existing products may require new 510(k) clearance; however, future modifications may be subject to the substantially more costly, time-consuming and uncertain de novo process or PMA process. If the FDA requires us to go through a lengthier, more rigorous premarket review process for future products or modifications to existing products than we had expected, such as with our Oxygen Assist Module, product introductions or modifications could be delayed or canceled, which could cause our sales to decline.

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

In order to sell our products in member countries of the European Economic Area (the 27 member states of the European Union plus Iceland, Liechtenstein and Norway), or the EEA, our products must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC), or the MDD.  Compliance with these requirements is a prerequisite to be able to affix the CE Mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the MDD, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, or a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The Notified Body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE Mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

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

Beginning on May 26, 2020 the new EU Medical Devices Regulation (Regulation (EU) 2017/745 of the European Parliament and of the Council), or the MDR, will replace the EU MDD in the European Economic Area. In regard to the UK, because the MDR was codified into UK law at the time of Brexit, the same MDR requirements will apply to our commercial activity in the UK, at least during the post-Brexit transition period.

The new MDR imposes more strict requirements on medical device manufacturers and the Notified Bodies whom they must involve in the conformity assessment procedure (other than self-declaration Class I non-sterile, non-measuring devices and (new) non-reusable surgical instruments).  The MDR adds new requirements, such as a reclassification of certain devices, a Unique Device Identification (UDI) system, a wider scope of the Quality Management System including clinical evaluation and post-marketing clinical follow-up, a clinical evaluation procedure for some Class IIb and Class III devices by an independent expert panel, among others.  New medical devices introduced after May 26, 2020 must comply with the MDR rules. That means we will need to undergo the applicable conformity assessment procedure according to MDR, through representation by a Notified Body, for all new devices we introduce after that date. The new devices will have to be CE marked pursuant to MDR.

To avoid market disruption and allow a smooth transition from the EU MDD to the EU MDR several transitional provisions are in place (although the transitional processes and the status of the MDR in the UK are uncertain after the post-Brexit transition through the end of 2020 or afterward if extended).  Whereas from 26 May 2020, all new certificates will have to be delivered according to MDR, the prior certificates provided under the MDD can be valid until their date of validity for a maximum of four years, i.e., May 27, 2024.  In some cases that may be extended until May 27, 2025, provided that the manufacturer follows the new MDR rules for registration, surveillance and vigilance.

Notified Bodies must receive a new designation as a Notified Body under the MDR, but to qualify they will be required to meet more stringent criteria. The process of designation might take 12 months or more.  Currently only 11 Notified Bodies are MDR designated, as indicated on the NANDO website (New Approach Notified and Designated Organisations).  Pursuant to publicly available information, a number of Notified Bodies, including our Notified Body, DQS, are awaiting their designation under MDR, but there is a risk that they will fail to be so designated. Furthermore, it is expected that many small or local existing Notified Bodies will fail to meet the more stringent criteria or will not seek a new designation. Thus, existing MDR designated Notified Bodies may not have capacity to take on new representations.  If our Notified Body is unable to qualify, or is delayed, we would need to change Notified Bodies and may be unable to find one with appropriate capacity and qualification.  As a result, we may be delayed or be unable to obtain new MDR certificates for our new products introduced after May 26, 2020 or for our existing products after September 2, 2023, the date our existing certificate expires, and therefore may be delayed or prevented from commercializing our products in the EEA or UK.

The sale and marketing of imported medical device products in China are subject to notifications (for Class I devices) or registrations (for Class II and III devices) with the NMPA.  The NMPA’s average process time for clearance is 10-18 months for Class II devices and 12-24 months for Class III devices.  Manufacturers are likely to be required to conduct local clinical trials in China if their devices are not on the NMPA Clinical Trial Exemption List or are not substantially equivalent to a predicate device on the market.  In addition, pre-submission in-country type testing requirement can add at least 3-6 months to the market entry process.  There could be challenges in type testing process when applicable Chinese device standards are not harmonized with corresponding international standards.  The whole process for obtaining regulatory clearances or approvals in China can be lengthy and expensive, and the results are unpredictable.  In addition, uncertain regulatory or political environment changes and healthcare system reforms in China may result in the delay of certain regulatory clearance or approval for some of our products.

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

Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance, de novo classification, or a PMA, a manufacturer may be required to notify the FDA of certain modifications to the device. Manufacturers determine in the first instance whether a change to a product requires a new premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance, de novo classification, or approval of a PMA or PMA amendments or supplements. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications, requests for de novo classification, or PMAs (or PMA supplements or amendments) for modifications to our previously cleared or reclassified products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.

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

If the FDA or any foreign regulatory body determines that our promotional materials, sales practices or training constitute improper promotion of an off-label use, including as a result of their disagreement with our interpretation of published clinical data or the FDA’s recent grant of our de novo request and corresponding expanded indications for use, they could request that we modify our training, sales practices or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.  Additionally, the FDA might fail to take action against competitors whose promotional materials, sales practices or training mirror our own but who have not yet achieved the expanded indications for use we received in connection with the FDA’s recent grant of our de novo request.  These types of enforcement actions, or enforcement omissions, could have a material adverse impact on our business, product sales and financial results.

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

These laws and regulations constrain our promotional and other business activities by limiting the kinds of financial interactions, including discount and other commercial transactions, we may have with individuals or entities that use, order, purchase or recommend our products such as patients and healthcare providers. We have a variety of arrangements with our customers that could implicate these laws and regulations. For example, like many medical device companies that have related capital and consumable products, we periodically permit customers that purchase the disposable component of our Precision Flow systems to use the capital component at no upfront cost as part of a bundled discount sale. A small percentage of our company is owned by healthcare professionals, and we also have also entered into consulting agreements with physicians, including some who influence the ordering of or use our products in procedures they perform. To facilitate product discussions, we also provide meals to healthcare practitioners who might use or order services using our products. We arrange for continuing education programs for healthcare practitioners to provide education about our products and the conditions our products are approved to treat. We could be adversely affected if regulatory agencies determine our financial interactions to be in violation of applicable laws. Due to the breadth of these laws, the narrowness of exceptions and/or safe harbors available, and the range of interpretations to which the laws are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

A substantial portion of our revenue depends, in part, on the extent to which the costs of our products purchased by our customers are reimbursed by third-party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. Our customers’ ability to obtain appropriate reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. Our products are used in services that are often reimbursed by third-party payors as part of a global payment that covers all costs associated with providing that service. Healthcare providers incur costs in using our products but do not receive separate or additional reimbursement in connection with their use. As a result, certain healthcare providers may be reluctant to adopt our products. Similarly, our customers may not adopt our products if they are more costly than competitor products, including products used to provide alternative treatments. If we lower the prices for our products to obtain or maintain customers’ business, we may be adversely affected financially. Similarly, our customers’ ability to obtain appropriate productivity credit from their applicable internal administrations affects the selection of products they purchase and the prices they are willing to pay.

We face significant uncertainty in the industry due to government healthcare reform and other legislative action.

There have been and continue to be laws enacted by the federal government, state governments, regulators and third-party payors to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Healthcare Reform Act, substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs. Under the Trump Administration, there have been ongoing efforts to modify or repeal all or part of the Healthcare Reform Act. For example, tax legislation enacted at the end of 2017 includes provisions that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). The Healthcare Reform Act has also been subject to judicial challenge.  In December 2018, a federal district court, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive.  Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.  We expect healthcare reform efforts to continue and that there will be additional reform proposals at federal and state levels. We cannot predict whether additional reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products.

General legislative action may also affect our business. The Budget Control Act of 2011 includes provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers which began in April 2013 and will remain in effect through 2029 unless additional congressional action is taken.

We are subject to various laws protecting the confidentiality and security of certain personal information, and our failure to comply could result in penalties and reputational damage.

We are subject to various laws and regulations protecting the confidentiality and security of certain patient health information, and our failure to comply with such laws and regulations could result in penalties and reputational damage.

Within the United States, numerous federal and state laws, including, without limitation, the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations (collectively, HIPAA), state data privacy laws (for example, the CPPA), state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information.

Outside the United States, numerous countries in which we operate, manufacture and sell our products have, or are developing, laws protecting data privacy and the confidentiality of certain personal data. For example, the European Union (EU) General Data Protection Regulation (GDPR), which came into force on May 25, 2018, introduced new data protection requirements in the EEA, and substantial fines for violations of the data protection rules. The GDPR expanded significantly the jurisdictional reach of EEA data protection law by extending the law’s application to not only entities that are established in the EEA, but also to entities that process personal data in connection with the offering of goods or services to data subjects located in the EEA or process personal data in connection with monitoring the behavior of data subjects located in the EEA. The GDPR imposes strict obligations and restrictions on controllers and processors of personal data including, for example, expanded disclosures about how personal data is to be used, increased requirements pertaining to health data and pseudonymised (e.g., key-coded) data, mandatory data breach notification requirements, appointment of a data protection officer when sensitive personal data (e.g., health data) are processed on a large scale, requirement to enter into certain types of contracts with service providers processing personal data, implementation of appropriate privacy governance measures, and expanded rights for individuals over their personal data. This could affect our ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, or could cause our costs to increase, potentially leading to harm to our business and financial condition.

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

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate from the GDPR, may result in substantial fines, and in addition to such fines, we may be the subject of litigation initiated by data subjects and/or adverse publicity, which could have a material adverse effect on our reputation and business. As a result of the implementation of the GDPR, we are required to put in place additional mechanisms to ensure compliance with the new data protection rules. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, may make it harder for us to obtain valid consent for processing, will require the appointment of a data protection officer where sensitive personal data (e.g., health data or data concerning race or ethnicity) is processed on a large scale, introduces mandatory data breach notification requirements throughout the EEA, imposes additional obligations on us when we are contracting with service providers and requires us to adopt appropriate privacy governance including policies, procedures, and training.

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

As the healthcare system consolidates the number of health systems and group purchasing organizations controlling the buying process has also constricted. In order to sell to hospitals that belong to these organizations we must be on contract. Not being on contract with these organizations, or choices of these organizations to standardize on a competitive product option or otherwise decline to renew our contract, or the failure of these organizations to differentiate our new Precision Flow Hi-VNI system, which we fully launched in 2019 and is our first product to have the de novo expanded indication for use statement, from conventional heated humidified high flow oxygen devices could substantially reduce our revenue opportunity.

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

Even if our patents are determined by the U.S. Patent and Trademark Office, USPTO, foreign patent office, or a court to be valid and enforceable, they may not be drafted or interpreted sufficiently broadly enough in scope to prevent others from marketing products and services similar to ours or designing around our patents. For example, third parties may be able to develop therapies, or make systems or devices, that are similar to ours but that are not covered by the claims of our patents. Third parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. Because an originally filed patent application can be refiled to obtain continuation patents with new claims based on the priority date of the original application, we cannot be certain that our competitors will not file and obtain new continuation patents in an attempt to cover our commercial technology notwithstanding it having been available in the market for over 10 years. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for our technology or our next generation contemplated technology. Any such patent applications may have priority over our patent applications or issued patents, which could further require us to obtain rights from third parties to issued patents or pending patent applications covering such technologies to allow us to commercialize our technology. If another party has filed a U.S. patent application on inventions similar to ours, depending on when the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the USPTO to determine priority of invention in the United States. There may be prior public disclosures of which we are not aware that could invalidate our patents or one or more claims of our patents. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.

Moreover, in the United States and in foreign jurisdictions, proceedings to enforce our patent rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us, or they may assert such claims on their own. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful, or we may be required to pay damages and legal fees of our adversaries. Thus, we may not be able to stop a competitor from marketing and selling products that are the same as or similar to our products, and our competitive position would be harmed.

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

We have and may receive in the future, particularly as a public company, communications from patent holders, including non-practicing entities, alleging infringement of patents, infringement of other intellectual property rights including misappropriation of trade secrets, offering licenses to such intellectual property, or challenging our intellectual property. For example in 2018 Stamford Devices Limited opposed our European patent—EP2806926 before the parties reached a settlement in 2019. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.

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

Currently, we own numerous issued patents and pending patent applications that relate to our platform technology. Specifically, as of December 31, 2019, we owned more than 100 issued patents and more than 50 patent applications, totaling an active patent portfolio of over 150 filings granted or pending. Assuming all required fees are paid, issued U.S. patents owned by us will expire between December 2020 and May 2039.

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

We have a significant amount of indebtedness. As of December 31, 2019, we had approximately $42.6 million of aggregate principal amount of indebtedness outstanding under our Credit Agreement and Guaranty with Perceptive Credit Holdings II, LP, or Perceptive. We also had $3.5 million outstanding under our Business Financing Agreement with Western Alliance Bank, or the Revolving Facility, as of December 31, 2019.

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

The transition away from LIBOR may adversely affect our cost to obtain financing.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected and the Federal Reserve Bank of New York started in May 2018 to publish the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The manner and impact of this transition may materially adversely affect the trading market for LIBOR-based securities, including our Credit Agreement and Guarantee with Perceptive, as well as the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our Credit Agreement and Guarantee with Perceptive.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	commercial success and market acceptance of our products;
•	success of our competitors in developing or commercializing products;
•	ability to commercialize or obtain regulatory approvals for our products, or delays in commercializing or obtaining regulatory approvals;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims;

•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	international trade disputes;
•	international political and economic instability, including wars with foreign countries;
•	domestic political and economic instability, including without limitation instability caused by the recently concluded impeachment proceedings and/or the 2020 U.S. Presidential election;
•	business disruptions caused by earthquakes, fires or other natural disasters; and
•	issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

To comply with the requirements imposed on us as a public company, we have incurred and expect to continue to incur significant legal, insurance, accounting and other expenses. We have invested and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. These laws, regulations and standards are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters, enforcement proceedings and higher costs necessitated by ongoing revisions to disclosure and governing practices. The costs associated with maintaining directors’ and officers’ insurance has risen and may continue to rise in the future, which may require us to accept reduced coverage or incur substantially higher costs to obtain coverage.  We also expect the rules and regulations associated with being a public company to make it more expensive for us to maintain directors’ and officers’ insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

As of December 31, 2019, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned approximately 54.8% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements entered into by each of our directors, officers and the majority of our other stockholders in connection with our initial public offering and follow-on offering. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have also registered all shares of common stock that we may issue under our equity compensation plans. Upon expiration of the lock-up agreements entered into in connection with our initial public offering, these shares can be freely sold in the public market subject to volume limitations applicable to affiliates. If any of these shares are sold, or if it is perceived that they will be sold, the market price of our common stock could decline.

Moreover, holders of an aggregate of 9,898,290 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold into the public market, these sales could have an adverse effect on the market price for our common stock.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts within the State of Delaware will be exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.  For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1934, as amended, is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 100 Domain Drive, Exeter, New Hampshire 03833, where we lease approximately 84,140 square feet of office, manufacturing, research & development and warehouse space. We lease this space under an agreement that terminates on January 28, 2025. We intend to lease additional space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Solus Medical leases approximately 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead, United Kingdom.  We lease this space under a lease that terminates on February 15, 2022.

Item 3. Legal Proceedings.

From time to time we may become involved in various legal proceedings, including those that may arise in the ordinary course of business. We recently settled a litigation with Engineered Medical Systems, Inc., or EMS, a former supplier of a component of our Precision Flow systems. EMS filed a complaint against us in Indiana state court on June 12, 2018 alleging breach of contract and other causes of action and seeking damages of at least $0.8 million and all other forms of just and appropriate relief. This matter was subsequently removed to the United States District Court for the Southern District of Indiana. We filed a complaint against EMS in Superior Court in Rockingham County, New Hampshire on June 15, 2018 alleging breach of contract, violation of the New Hampshire Consumer Protection Act, and other causes of action and seeking damages of at least $2.1 million and all other forms of just and appropriate relief. Each party filed a motion to dismiss against the other party’s complaint. EMS’ motion to dismiss in Superior Court in Rockingham County, New Hampshire was denied. Following this decision, EMS withdrew its complaint in Indiana. The parties reached a settlement agreement on December 16, 2019 whereby EMS agreed to pay Vapotherm $0.65 million and the Rockingham Superior Court approved the parties’ stipulation of dismissal with prejudice on January 2, 2020.

We believe there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NYSE under the symbol “VAPO” since November 14, 2018. Prior to that date, there was no established public trading market for our common stock.

Holders

As of February 27, 2020, there were 152 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

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

Overview

We are a global medical technology company focused on the development and commercialization of our proprietary Hi-VNI Technology products that are used to treat patients of all ages suffering from respiratory distress. Our Hi-VNI Technology delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use Hi-VNI Technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of December 31, 2019, more than 2.1 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 16,000 capital units.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. We also initiated a limited release of our Oxygen Assist Module to certain United Kingdom accounts in February 2020 and we may expand that limited release to certain European accounts in the second quarter of 2020. The Oxygen Assist Module can be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. Our Oxygen Assist Module helps clinicians maintain the pulse oxygen saturation, or SpO2, within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, such as visual or developmental impairment and mortality in neonates. We intend to fully launch the Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020, at which time we believe we will begin generating revenue from the product.

We generate revenue primarily from sales of the disposable products utilized with our proprietary Precision Flow systems. We also generate revenue from the capital units themselves. We offer different options to our hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and through distributors in other select countries outside of the United States and United Kingdom. We intend to fully launch our Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020 through a direct sales organization in the United Kingdom and through distributors in other select countries in Europe. In addition, we have clinical educators who are experienced users of Hi-VNI Technology and who focus on our medical education efforts to facilitate adoption and increase utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. We have sold our Precision Flow systems to over 1,500 hospitals across the United States, where they have been primarily deployed in the ICU setting.

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

Since inception, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our Hi-VNI Technology products and expanded our digital marketing initiatives and medical education programs. For the year ended December 31, 2019, we generated revenue of $48.1 million and had a net loss of $51.1 million compared to revenue of $42.4 million and a net loss of $42.5 million for the year ended December 31, 2018. Our accumulated deficit as of December 31, 2019 was $265.4 million. In 2019, 76.0% of our revenue was derived in the United States and 24.0% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

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

Product Revenue

We primarily derive our revenue from the sale of our products to hospitals in the United States and United Kingdom and through distributors in select countries outside of the United States. Product sales consist of the following:

Capital Revenue

Our capital revenue is derived from the sale of our capital equipment, which consists of the Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic, Precision Flow Heliox, Vapotherm Transfer Unit 2.0 and Q50 compressor. Capital equipment sales include a one-year warranty.

Disposable Revenue

Our disposable revenue is derived from the sale of single-use disposables, nasal interfaces, or cannulas, and adaptors used in conjunction with the Precision Flow capital units.

Lease Revenue

We enter into agreements to lease our capital equipment. We assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee. Equipment included in arrangements which provide for the transfer of title at, or shortly after, the end of the lease term in exchange for the payment of a nominal fee are accounted for as a sales-type lease. We record the current value of future lease payments as a component of prepaid expenses and other current assets in our consolidated balance sheets. Equipment included in arrangements that do not transfer title are accounted for as operating leases and we recognize revenue on a straight-line basis as it becomes due over the lease term.

Service Revenue

This revenue consists of service, component part and freight revenue offset by rebates and fees payable to  GPOs, Integrated Delivery Networks, or IDNs and distributor partners. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans. In addition, we sell small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who service Precision Flow capital units outside of the United States. Freight revenue is based upon actual freight costs plus a percentage markup of these costs associated with the shipment of products domestically, and to a lesser extent, internationally.

Recent revenue growth has been driven by, and we expect continued growth as a result of, increasing revenue from product sales due to our growing installed base of Precision Flow systems and related disposables sales. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors including seasonality. We have historically experienced seasonality in our first quarter due to the impact of the flu season in the Northern Hemisphere and in our fourth quarter, which coincides with our customers’ fiscal year-end and often drives higher purchases of capital equipment as previously approved but unspent capital budgets typically expire at year-end.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, facilities-related expenses, depreciation and freight costs for items sold. Within the overhead costs we include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for our procurement, quality control and operations personnel. We provide a one-year warranty on capital equipment, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of revenue, are provided for at the time of shipment. Cost of revenue in absolute dollars will increase as our sales volume increases.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation, for employees in our finance, administration, human resources, information technology, and legal functions. Other general and administrative expenses include professional services fees, audit fees, travel expenses, insurance costs and general corporate expenses including facilities-related expenses. We expect our general and administrative expenses will increase in absolute dollars as we expand our headcount to support our growth and operations as a public company, upgrade our director and officer insurance coverage to be commensurate with other publicly listed companies and incur additional expenses related to audit, legal, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements. Over time, we expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

(Gain) Loss on Disposal of Property and Equipment

The (gain) loss on disposal of property and equipment is calculated by comparing the net proceeds received for the disposed property and equipment against the net book value of the disposed property and equipment on the date of disposal with the difference being recorded as a (gain) loss as a component of operating expenses. We expect (gain) loss on disposal of property and equipment to vary over time.

Other Expense, Net

Other expense, net consists primarily of interest expense related to our credit facilities offset by interest income driven by the interest accruing on cash and cash equivalents. Other expense, net also includes the gain on litigation settlement, loss on the extinguishment of debt, the fair value adjustment of our previously outstanding convertible preferred stock warrants, which were accounted for as a liability and marked to market at each reporting period and foreign currency gains or losses arising from transactions denominated in foreign currencies.

Immediately prior to the closing of our initial public offering, our outstanding convertible preferred stock warrants automatically converted into warrants to purchase shares of our common stock.

Benefit for Income Taxes

The benefit for income taxes represents a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiary. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Results of Operations

	Year Ended December 31,
	2019	2018
	(in thousands)
Net revenue	$48,104	$42,377
Cost of revenue	26,793	25,605
Gross profit	21,311	16,772
Operating expenses
Research and development	13,376	8,771
Sales and marketing	37,689	33,927
General and administrative	18,410	11,186
Loss on disposal of property and equipment	-	121
Total operating expenses	69,475	54,005
Loss from operations	(48,164)	(37,233)
Other expense, net	(3,041)	(5,235)
Net loss before income taxes	(51,205)	(42,468)
Benefit for income taxes	(146)	-
Net loss	$(51,059)	$(42,468)

Fiscal Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue
Capital	$9,324	19.4%	$10,780	25.4%	$(1,456)	-13.5%
Disposable	35,055	72.9%	28,453	67.1%	6,602	23.2%
Subtotal Product Revenue	44,379	92.3%	39,233	92.5%	5,146	13.1%
Lease Revenue	1,721	3.5%	1,334	3.2%	387	29.0%
Service Revenue	2,004	4.2%	1,810	4.3%	194	10.7%
Total Revenue	$48,104	100.0%	$42,377	100.0%	$5,727	13.5%

Revenue increased $5.7 million, or 13.5%, to $48.1 million for the year ended December 31, 2019 compared to $42.4 million for the year ended December 31, 2018. The increase in revenue was primarily attributable to a $6.6 million increase in disposable revenue as a result of an increase in the installed base of Precision Flow capital units world-wide offset by a decrease in capital product revenue due to a decrease in sales volume of Precision Flow capital units. The $0.4 million increase in lease revenue was primarily attributable to a higher volume of lease contracts, as a higher percentage of Precision Flow capital units were leased versus sold for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenue information by geography is summarized as follows:

	Year Ended December 31,
	2019		2018		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$36,583	76.0%	$33,010	77.9%	$3,573	10.8%
International	11,521	24.0%	9,367	22.1%	2,154	23.0%
Total Revenue	$48,104	100.0%	$42,377	100.0%	$5,727	13.5%

Revenue generated in the United States increased $3.6 million, or 10.8%, to $36.6 million for the year ended December 31, 2019, compared to $33.0 million for the year ended December 31, 2018. Revenue growth in the United States was primarily due to increased disposable sales resulting from a larger installed base, higher average selling prices and increased utilization of Precision Flow units, and to a lesser extent, an increase in lease revenue, partially offset by a decrease in the sale of Precision Flow units.

Revenue generated in our international markets increased $2.2 million, or 23.0%, to $11.5 million for the year ended December 31, 2019 compared to $9.4 million for the year ended December 31, 2018. Revenue growth outside the United States was primarily due to increased disposable sales resulting from a larger installed base of Precision Flow units and increased average selling prices.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.2 million, or 4.6%, to $26.8 million in fiscal year 2019 compared to $25.6 million in fiscal year 2018. The increase was primarily due to increased product costs, primarily due to higher sales volumes of our disposables.

Gross margin increased to 44.3% in fiscal year 2019 compared to 39.6% in fiscal year 2018. The increase in gross margin was driven by a decrease in disposable component costs, increased average selling prices on disposables and a favorable sales mix of disposables. Additionally, we improved operating efficiency by holding operating overhead constant while increasing throughput in our manufacturing facility to support continued sales growth.

Research and Development Expenses

Research and development expenses increased $4.6 million, or 52.5%, to $13.4 million in fiscal year 2019 compared to $8.8 million in fiscal year 2018. As a percentage of revenue, research and development expenses increased to 27.8% in fiscal year 2019 compared to 20.7% in fiscal year 2018. The increase in research and development expenses was due to new product development costs and increases in research and development employee-related expenses and stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses increased $3.8 million, or 11.1%, to $37.7 million in fiscal year 2019 compared to $33.9 million in fiscal year 2018. As a percentage of revenue, sales and marketing expenses decreased to 78.3% in fiscal year 2019 compared to 80.1% in fiscal year 2018. The increase in sales and marketing expenses was primarily due to increased sales headcount  and employee-related expenses in our sales and marketing organizations, increased stock-based compensation and increased investments in sales and marketing initiatives in 2019 compared to 2018.

General and Administrative Expenses

General and administrative expenses increased $7.2 million, or 64.6%, to $18.4 million in fiscal year 2019 compared to $11.2 million in fiscal year 2018. As a percentage of revenue, general and administrative expenses increased to 38.3% in fiscal year 2019 compared to 26.4% in fiscal year 2018. The increase in general and administrative expenses was primarily due to increased public company costs including headcount and other employee-related expenses, including stock-based compensation, and legal, accounting, insurance and consulting fees.

Loss on Disposal of Property and Equipment

The loss on disposal of property and equipment for the year ended December 31, 2018 was attributable to the loss on the disposal of property and equipment associated with our facility consolidation. We expect loss on disposal of property and equipment to vary over time.

Other Expense, Net

Other expense, net decreased by $2.2 million, or 41.9%, to $3.0 million in fiscal year 2019 compared to $5.2 million in fiscal year 2018. The decrease in other expense, net was primarily due to one-time items recorded in each fiscal year. Other expense, net, in fiscal year 2019 included a $1.2 million gain on litigation settlement. Other expense, net, in fiscal year 2018 included a $2.8 million loss on extinguishment of debt partially offset by a $0.6 million gain recorded due to the change in the fair value adjustment of our outstanding convertible preferred stock warrants that had been outstanding prior to our initial public offering. Interest expense increased in 2019 due to additional borrowing under our credit facilities and was partially offset by increased interest income in 2019 due to higher cash balances resulting from proceeds received from our initial public offering of common stock in the fourth quarter of 2018 and the public offering of our common stock in the third quarter of 2019.

Benefit for Income Taxes

The benefit for income taxes for the year ended December 31, 2019 totaled $0.1 million and there was no income tax provision or benefit recorded for the year ended December 31, 2018. The amounts recorded in 2019 relate to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiary. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $73.5 million and an accumulated deficit of $265.4 million. Our primary sources of capital to date have been from public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from private placements of our convertible preferred stock. On November 16, 2018, we completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million after deducting the underwriting discount of $4.5 million and offering expenses of $2.5 million. In August 2019, we completed a public offering of 3,570,750 shares of common stock, which included the full exercise by the underwriters of their option to purchase 465,750 shares of common stock, at a price of $14.50 per share, which raised net proceeds of $48.3 million after deducting the underwriting discount of $3.1 million and offering expenses of $0.4 million.

As of December 31, 2019, we had $3.5 million of outstanding borrowings and $0.8 million availability under the Amended Revolver Agreement. As of December 31, 2019, we had $42.6 million of term debt outstanding under our Credit Agreement and Guaranty.

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

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,662)	$(40,018)
Investing activities	(6,307)	(5,180)
Financing activities	59,449	76,860
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	-
Net increase in cash, cash equivalents, and restricted cash	$13,485	$31,662

Operating Activities

The net cash used in operating activities was $39.7 million in 2019 and consisted primarily of a net loss of $51.1 million, offset by a decrease of $4.5 million in net operating assets and $6.9 million in non-cash charges. Non-cash charges consisted primarily of depreciation and amortization and stock-based compensation expense.

The net cash used in operating activities was $40.0 million in 2018 and consisted primarily of a net loss of $42.5 million and an increase of $3.4 million in net operating assets partially offset by $3.1 million in non-cash charges and $2.8 million loss on the extinguishment of debt. Non-cash charges consisted primarily of depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for 2019 and 2018  consisted of purchases of property and equipment of $4.7 million and $5.2 million, respectively. In addition, net cash used in investing activities in 2019 also included $1.6 million to acquire Solus Medical.

Financing Activities

Net cash provided by financing activities was $59.4 million in 2019 and consisted primarily of net proceeds of $48.3 million related to a public offering of shares of our common stock and borrowings of $10.8 million under our credit facilities.

Net cash provided by financing activities was $76.9 million in 2018 and consisted primarily of $57.4 million in net proceeds from the initial public offering, borrowings of $32.1 million under our credit facilities and $9.9 million in proceeds from the issuance of Series D-1 convertible preferred stock and $0.5 million in proceeds from the exercise of equity-based awards, offset by $22.3 million in repayment of loans.

Effective January 1, 2019, and further described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we consider restricted cash as a component of cash and cash equivalents as presented on our consolidated statements of cash flows. Previously the net change in restricted cash was considered an investing activity. Prior period presentations have been reclassified to conform to current year presentation.

Indebtedness

Revolving Line of Credit

In November 2016, we entered into the Revolving Facility, which provided for $7.0 million of available borrowings. Availability under the Revolving Facility is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor).

Interest is paid monthly on the average outstanding balance at the Wall Street Journal Prime Rate plus 1.75%, floating, subject to a floor of 3.5%. The interest rate was 6.5% at December 31, 2019.

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

The outstanding balance under the Amended Revolving Facility, as amended, was $3.5 million at December 31, 2019. The remaining amount available to borrow based on eligible receivables was $0.8 million at December 31, 2019. The Amended Revolving Facility is secured by substantially all of our personal property, excluding intellectual property.

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

The outstanding principal amount of the Amended Credit Agreement and Guaranty accrues interest at an annual rate equal to the applicable margin of 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. The term loan is secured by substantially all our personal property, including intellectual property. All unpaid and accrued unpaid interest with respect to each such term loan is due and payable in full on the maturity date at April 6, 2023. On the maturity date, in addition to the payment principal and accrued interest, we will be required to make a payment of 0.5% of the total amount borrowed under the Amended Credit Agreement and Guaranty, unless we have already made such payment in connection with an acceleration or prepayment of borrowings under the term loan. In the event we prepay all or part of this term loan facility prior to the maturity date, we will be subject to additional prepayment fees which decrease as the time to maturity decreases.

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

We were in compliance with all debt covenants under both the Amended Revolving Facility and Amended Credit Agreement and Guaranty at December 31, 2019.

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

Significant areas requiring management estimates or judgments include the following key financial areas:

Revenue Recognition

Our revenue consists primarily of the sale of products, leases and services. Product revenue consists of capital equipment and disposables that are shipped and billed to customers both domestically and internationally. Our main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. Our main disposable products are the single-use disposables and nasal interfaces, or cannulas. Lease revenue consists of capital equipment that we lease out to our customers.  Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of our customer base. In addition, we sell small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States. Freight revenue is based upon actual freights costs plus a percentage markup of these costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to GPOs, IDNs and distributor partners and accounted for as a reduction of service revenue.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we performed the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. Our standard payment term is generally 30 days from date of sale.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2019 or 2018.

Our contracts with our customers have a duration of less than one year. Therefore, we have elected to apply the practical expedient in paragraph ASC 340-40-25-4 and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Our contracts with our customers have a duration of less than one year. Therefore, we have elected to apply the practical expedient in paragraph ASC 340-40-25-4, and we recognize the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the consolidated statements of comprehensive loss.

Lease Revenue

We also enter into agreements to lease our Precision Flow System equipment. For such sales, we account for revenue under ASC 840, Leases, and assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. Equipment included in arrangements including the transfer of title are accounted for as sales-type leases and we recognize the total value of the lease payments due over the lease term to revenue at the inception of the lease. We record the current value of future lease payments under the prepaid expenses and other current assets in our consolidated balance sheets. Equipment included in arrangements that do not include transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

Timing and Amount of Revenue Recognition

We recognize revenue on product sales and service of capital equipment and product sales of disposables. In each instance, revenue is generally recognized when the customer obtains control of our product, which generally occurs at a point in time upon shipment based on the contractual shipping terms of a contract.

Product and service revenue are measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value amount method to which we expect to be entitled. As such, revenue on sales are recorded net of prompt pay discounts and payments made to GPOs, IDNs and distributors. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. We believe that the estimates we have established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

Product Returns

We provide our customers with the right to return products for a refund of the purchase price or for an account credit, if the return is made within a specified number of days from the original invoice date. We record a product return liability based upon an estimate of specific returns and a review of historical returns experienced. Adjustments are made to the product return liability as returns data and historical experience change. The provision for product return estimates is recorded as a reduction of revenue. The product return liability was less than $0.1 million at both December 31, 2019 and 2018 and is included in other current liabilities in the consolidated balance sheets.

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

We recognize stock-based compensation expense for awards of equity instruments based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of comprehensive loss based on their grant date fair values. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of expected forfeitures. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled.  Use of a valuation model requires us to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of our common stock and an assumed risk-free interest rate. Expected volatility is calculated based on historical volatility of a group of publicly traded companies that we consider a peer group. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as we do not pay, and do not expect to pay, dividends on our common stock. We estimate forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our senior management has concluded that the internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business – Information about our Executive Officers,” the information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included on pages F-1 through F-28 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

4.2

Tenth Amended and Restated Registration Rights Agreement dated September 27, 2018, among Vapotherm, Inc. and the Investors party thereto (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.3

Form of Warrant to Purchase Series A Preferred Stock, dated March 14, 2012, issued by Vapotherm, Inc. (previously filed as Exhibit 4.4 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.4

Form of Warrant to Purchase Series A Preferred Stock, dated July 30, 2012, issued by Vapotherm, Inc. (previously filed as Exhibit 4.5 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.5

Warrant to Purchase Series A Preferred Stock, dated September 7, 2012, issued by Vapotherm, Inc. to Vapotherm Investors, LLC (previously filed as Exhibit 4.6 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.6

Warrant to Purchase Series A Preferred Stock, dated September 27, 2013, issued by Vapotherm, Inc. to Bridge Bank, National Association (previously filed as Exhibit 4.7 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.7

Form of Warrant to Purchase Series B Preferred Stock, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.8

Warrant to Purchase Series C Preferred Stock, dated July 28, 2015, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.9

Form of Warrant to Purchase Series D Preferred Stock, issued by Vapotherm, Inc. to Perceptive Credit Holdings II, LP (previously filed as Exhibit 4.10 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.10*	Description of Securities of Vapotherm, Inc.

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

10.14 †

Letter Agreement dated October 17, 2018, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.15 †

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

Exhibit Number	Description
10.23 †

Form of Confidentiality, Non-Compete and Assignment of Inventions Agreement (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.24 †

Vapotherm, Inc. 2015 Stock Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.25 †

Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K filed on March 22, 2019 (File No. 001-38740) and incorporated herein by reference)

10.26

Amendment No. 2 to Credit Agreement and Guaranty, dated March 22, 2019 between Vapotherm, Inc. and Perceptive Credit Holdings II, LP (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K filed on March 22, 2019 (File No. 001-38740) and incorporated herein by reference)

10.27

First Amendment to Amended and Restated Business Finance Agreement, dated March 22, 2019, between Vapotherm, Inc. and Western Alliance Bank (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K filed on March 22, 2019 (File No. 001-38740) and incorporated herein by reference)

10.28 †

Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade, dated March 14, 2016 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2019 (File No. 001-38740) and incorporated herein by reference)

10.29 †

Letter Agreement by and between Vapotherm, Inc. and David Blouin, dated December 8, 2017 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 29, 2019 (File No. 001-38740) and incorporated herein by reference)

21.1	Subsidiaries of Vapotherm, Inc. (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K filed on March 22, 2019 (File No. 001-38740) and incorporated herein by reference)

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and submitted separately to the SEC

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapotherm, Inc.

Date: March 4, 2020	By:	/s/ Joseph Army
	Name:	Joseph Army
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Army	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2020
Joseph Army

/s/ John Landry	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 4, 2020
John Landry

/s/ Anthony Americh	Director	March 4, 2020
Anthony Americh

/s/ Lance Berry	Director	March 4, 2020
Lance Berry

/s/ Marina Hahn	Director	March 4, 2020
Marina Hahn

/s/ James Liken	Director	March 4, 2020
James Liken

/s/ Geoff Pardo	Director	March 4, 2020
Geoff Pardo

/s/ Craig Reynolds	Director	March 4, 2020
Craig Reynolds

/s/ Elizabeth Weatherman	Director	March 4, 2020
Elizabeth Weatherman

VAPOTHERM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Vapotherm, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 4, 2020

VAPOTHERM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$71,655	$58,223
Accounts receivable, net	8,243	7,107
Inventories	9,137	13,710
Prepaid expenses and other current assets	4,066	2,683
Total current assets	93,101	81,723
Property and equipment, net	15,086	13,416
Restricted cash	1,852	1,799
Goodwill	588	-
Intangible assets, net	353	-
Deferred income tax assets	66	-
Other long-term assets	844	308
Total assets	$111,890	$97,246
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,753	$3,148
Contract liabilities	137	79
Accrued expenses and other liabilities	9,809	7,653
Short-term line of credit	3,491	3,163
Total current liabilities	16,190	14,043
Long-term loans payable, net	41,787	31,317
Other long-term liabilities	174	325
Total liabilities	58,151	45,685
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock ($.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock ($.001 par value) 175,000,000 shares authorized as of December 31, 2019 and 2018; 20,851,531 and 16,782,837 shares issued and outstanding as of December 31, 2019 and 2018, respectively	21	17
Additional paid-in capital	319,115	265,926
Accumulated other comprehensive income	44	-
Accumulated deficit	(265,441)	(214,382)
Total stockholders' equity	53,739	51,561
Total liabilities and stockholders’ equity	$111,890	$97,246

The accompanying notes are an integral part of these consolidated financial statements.

Vapotherm, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Net revenue	$48,104	$42,377
Cost of revenue	26,793	25,605
Gross profit	21,311	16,772
Operating expenses
Research and development	13,376	8,771
Sales and marketing	37,689	33,927
General and administrative	18,410	11,186
Loss on disposal of property and equipment	-	121
Total operating expenses	69,475	54,005
Loss from operations	(48,164)	(37,233)
Other (expense) income
Foreign currency gain	44	-
Interest income	860	118
Gain on litigation settlement	1,151	-
Interest expense	(5,096)	(3,064)
Loss on extinguishment of debt	-	(2,842)
Gain on change in fair value of warrant liabilities	-	553
Net loss before income taxes	$(51,205)	$(42,468)
Benefit for income taxes	(146)	-
Net loss	$(51,059)	$(42,468)
Accretion of preferred stock to redemption value	-	(81)
Net loss attributable to common stockholders	$(51,059)	$(42,549)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	44	-
Total other comprehensive income	$44	$-
Total comprehensive loss	$(51,015)	$(42,468)

Net loss per share attributable to common stockholders - basic and diluted	$(2.74)	$(14.65)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	18,604,707	2,905,085

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible
							Accumulated
					Additional		Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
Balance at December 31, 2017	10,515,351	$152,637	672,321	$1	$45,056	$(171,914)	$-	$(126,857)
Issuance of Series D redeemable convertible preferred stock, net	714,285	9,919	-	-	-	-	-	-
Accretion of Series D issuance costs	-	81	-	-	(81)	-	-	(81)
Conversion of redeemable convertible preferred stock	(11,229,636)	(162,637)	11,229,636	11	162,626	-	-	162,637
Reclassification of warrants	-	-	-	-	(24)	-	-	(24)
Issuance of common stock in initial public offering, net	-	-	4,600,000	5	57,389	-	-	57,394
Issuance of stock upon exercise of options	-	-	66,392	-	98	-	-	98
Issuance of restricted stock	-	-	214,488	-	360	-	-	360
Stock-based compensation expense	-	-	-	-	502	-	-	502
Net loss	-	-	-	-	-	(42,468)	-	(42,468)
Balance at December 31, 2018	-	$-	16,782,837	$17	$265,926	$(214,382)	$-	$51,561
Issuance of common stock in connection with public offering of common stock, net	-	-	3,570,750	4	48,272	-	-	48,276
Issuance of common stock warrants	-	-	-	-	293	-	-	293
Issuance of stock upon repayment of nonrecourse loans	-	-	79,854	-	144	-	-	144
Issuance of stock upon exercise of warrants	-	-	12,164	-	-	-	-	-
Issuance of stock upon exercise of options	-	-	150,176	-	242	-	-	242
Issuance of restricted stock	-	-	255,750	-	402	-	-	402
Stock-based compensation expense	-	-	-	-	3,836	-	-	3,836
Foreign currency translation adjustments	-	-	-	-	-	-	44	44
Net loss	-	-	-	-	-	(51,059)	-	(51,059)
Balance at December 31, 2019	-	$-	20,851,531	$21	$319,115	$(265,441)	$44	$53,739

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
		(As Adjusted)
Cash flows from operating activities
Net loss	$(51,059)	$(42,468)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,078	2,167
Stock-based compensation expense	3,836	502
Amortization of discount on debt	234	123
Loss on disposal of property and equipment	101	511
Provision for bad debts	104	273
Loss on extinguishment of debt	-	2,842
Gain on litigation settlement	(1,151)	-
Deferred income taxes	(147)
Change in fair value of warrants	-	(553)
Changes in operating assets and liabilities:
Accounts receivable	(833)	(425)
Inventories	5,063	(2,252)
Prepaid expenses and other assets	(1,218)	(443)
Accounts payable	98	896
Contract liabilities	58	15
Accrued expenses and other liabilities	2,174	(1,206)
Net cash used in operating activities	(39,662)	(40,018)
Cash flows from investing activities
Acquisition of business, net of cash acquired	(1,560)	-
Purchases of property and equipment	(4,747)	(5,180)
Net cash used in investing activities	(6,307)	(5,180)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offering, net	48,669	59,892
Proceeds on loans	10,500	32,000
Proceeds from issuance of redeemable convertible preferred stock, net	-	9,919
Repayment of loans payable	-	(22,328)
Public offering costs	(393)	(2,498)
Debt issuance costs	(29)	(800)
Short-term line of credit	316	136
Proceeds from exercise of stock options and purchase of restricted stock	386	539
Net cash provided by financing activities	59,449	76,860
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	-
Net increase in cash, cash equivalents, and restricted cash	13,485	31,662
Cash, cash equivalents and restricted cash
Beginning of year	60,022	28,360
End of year	$73,507	$60,022
Supplemental disclosures of cash flow information
Interest paid during the period	$4,793	$3,028
Issuance of common stock upon vesting of restricted stock	$402	$360
Issuance of warrants in conjunction with debt draw down	$293	$-
Property and equipment purchases in accrued expenses	$135	$21
Conversion of preferred stock to common stock	$-	$162,637

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

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. The Company generates revenue primarily from sales of disposable products utilized with its proprietary Precision Flow systems. The Company also generates revenue from the capital units themselves, and to a lesser extent, sales of its companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adaptors. The Company offers different options to its hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

The Company sells Precision Flow systems to hospitals through a direct sales force in the United States and in the United Kingdom and through distributors in select other countries outside of the United States and United Kingdom In addition, the Company utilizes clinical educators who are typically experienced users of Hi-VNI Technology and who focus on medical education efforts to facilitate adoption and increase utilization. The Company is focused on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency department and adult, pediatric and neonatal intensive care units (the “ICUs”). The Company’s relationship with these clinicians is particularly important, as it enables its products to follow patients through the care continuum.

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

On November 16, 2018, the Company completed an initial public offering of 4,600,000 shares of common stock, which included the full exercise by the underwriters of their option to purchase 600,000 shares of common stock, at a price of $14.00 per share, which raised net proceeds of $57.4 million after deducting the underwriting discount of $4.5 million and offering expenses of $2.5 million.

On February 28, 2019, the Company acquired its United Kingdom based distributor. See Note 3 “Business Combinations” to these consolidated financial statements for details of this transaction.

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

Segment Information

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

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States total $0.1 million at December 31, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these consolidated financial statements include calculation of stock-based compensation, valuation of warrants, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debt, accrued expenses and the valuation allowances against deferred income tax assets. Actual results may differ from these estimates.

Concentrations of Credit Risk

As of December 31, 2019 and 2018, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature and market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At December 31, 2019 and 2018, deposits exceed the amount of any insurance provided.

The Company extends credit to customers in the normal course of business but does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. In some cases, the Company makes allowances for specific customers based on these and other factors. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Supplier Risk

The Company obtains some of the components and subassemblies included in its Precision Flow systems from single source suppliers and the partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar.  For our non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

There were no assets or liabilities of foreign subsidiaries that were translated at period-end exchange rates as of December 31, 2018. See Note 3 “Business Combinations” to these consolidated financial statements for details of the Solus acquisition. The functional currency of Solus is its local currency, Pound Sterling (GBP).

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in other (expense) income in the consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive income.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of December 31, 2019, $0.3 million of our $73.5 million of cash, cash equivalents and restricted cash balance was located outside the U.S.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s consolidated statements of cash flows:

	December 31,
	2019	2018
Cash and cash equivalents	$71,655	$58,223
Restricted cash	1,852	1,799
Total cash, cash equivalents, and restricted cash	$73,507	$60,022

Inventories

Inventories consist of finished goods and component parts and are valued at the lower of cost or net realizable value, determined by the first-in, first-out (“FIFO”) method. On a quarterly basis, the Company evaluates the carrying costs of both finished goods and component part items. To the extent that such costs exceed future demand estimates, exhibit historical turnover at rates less than current inventory levels, or exceed estimated selling prices less costs to sell, the Company reduces the carrying value of inventories to its net realizable value. The Company only capitalizes pre-launch inventories when purchased for commercial sale and it deems regulatory approval to be probable.

Public Offering Costs

The Company incurs public offering costs consisting of legal, accounting and other costs directly attributable to the Company’s public offerings and defers such costs until the closing of the offerings. Upon closing of offerings, such costs are netted against the proceeds received. As of December 31, 2019 and 2018, no amounts were deferred.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expense in the consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying consolidated statements of comprehensive loss.

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value. There were no impairments during 2019 or 2018.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expenses.

The lives used in computing straight-line depreciation are as follows:

Number of Years
Equipment	3 - 7
Furniture	5 - 7
Manufacturing equipment	3 - 10
Software	3
Demonstration, placements and evaluation units	3 - 5
Leasehold improvements	Lesser of life of lease or 10 years

The Company’s policy is to periodically review the estimated useful life of all property and equipment. This review during fiscal year 2019 indicated that the estimated useful life of all property and equipment is consistent with fiscal year 2018, with the exception of certain manufacturing equipment placed in service in 2019, for which the maximum useful life increased from 7 years to 10 years. Property and equipment are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments during 2019 or 2018.

Intangible Assets

Intangible assets related to customer agreements are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments of intangible assets during 2019, and the Company had no intangible assets during 2018.

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

The Company compares the fair value of our reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. There was no impairment of goodwill during 2019, and the Company had no goodwill during 2018.

Leases & Deferred Rent

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement. Lease payments made under operating leases are recognized as an expense on a straight-line basis over the lease term. Any differences between the lease payments and the expense recognized on a straight-line basis is recorded as deferred rent. Deferred rent is recorded in accrued expenses and other liabilities in the consolidated balance sheets. Deferred rent totaled $0.2 million at both December 31, 2019 and 2018.

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at time of sale. The warranty liability is included within accrued expenses and other liabilities in the consolidated balance sheets. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2017	$317
Provisions for warranty obligations	355
Settlements	(343)
Balance at December 31, 2018	329
Provisions for warranty obligations	125
Settlements	(229)
Balance at December 31, 2019	$225

Deferred Financing Costs

Direct financing costs are deferred and amortized as a component of interest expense, over the term of the related debt. The balance of unamortized costs is presented as a reduction of the related borrowing arrangement liability. Unamortized costs totaled $0.8 million and $0.7 million at December 31, 2019 and 2018, respectively.

Revenue Recognition

The Company’s revenue consists primarily of the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic, Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of capital equipment that the Company leases out to its customers. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

Under Financial Accounting Standard Board (“FASB”)  Accounting Standards Codifications (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. The Company’s standard payment term is generally 30 days from date of sale.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the years ended December 31, 2019 or 2018.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply the practical expedient in paragraph ASC 340-40-25-4 and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 840, Leases, and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the total value of the lease payments due over the lease term to revenue at the inception of the lease. The Company records the current value of future lease payments under prepaid expenses and other current assets in the accompanying consolidated balance sheets and these amounts totaled $0.9 million at both December 31, 2019 and 2018. Equipment included in arrangements that do not include the transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling at both December 31, 2019 and 2018 amounted to $1.0 million.

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

Timing and Amount of Revenue Recognition

The Company recognizes revenue on product sales and service of its capital equipment and product sales of disposables to its end users. In each instance, revenue is generally recognized when the customer obtains control of the Company’s product, which generally occurs at a point in time upon shipment based on the contractual shipping terms of a contract.

Product and service revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value amount method to which the Company expects to be entitled. As such, revenue on sales are recorded net of prompt pay discounts and payments made to GPOs, IDNs and distributors. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

Product Returns

The Company provides its customers with the right to return products for a refund of the purchase price or for an account credit, if the return is made within a specified number of days from the original invoice date. The Company records a product return liability based upon an estimate of specific returns and a review of historical returns experienced. Adjustments are made to the product return liability as returns data and historical experience change. The provision for product return estimates is recorded as a reduction of revenue. The product return liability totaled less than $0.1 million at both December 31, 2019 and 2018 and is included in other current liabilities in the accompany consolidated balance sheets.

Research and Development Costs

Research and development costs are expensed when incurred and are related primarily to product design, prototype development and testing, the investigation of possible follow-on product enhancements and new product releases, and investigation of complementary technologies potentially available to enhance the Company’s offerings in the marketplace.

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (ASC 718). ASC 718 requires all equity-based compensation awards, including grants of restricted shares and stock options, to be recognized as expense in the statements of comprehensive loss based on their grant date fair values.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of expected forfeitures. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled.  Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. Expected volatility is calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

Net Income (Loss) per Share

The Company had followed the two-class method when computing net income (loss) per share as the Company had issued shares that met the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The Company’s convertible preferred shares contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss attributable to common shareholders, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders was the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the years ended December 31, 2019 and 2018.

On November 16, 2018, the Company completed an initial public offering. All preferred stock outstanding as of the initial public offering automatically converted into 11,229,636 shares of common stock. As a result, the Company no longer had any participating securities outstanding subsequent to November 16, 2018.

Freestanding Preferred Stock Warrants

Warrants to purchase the Company’s preferred stock were previously classified as a liability on the consolidated balance sheets.  These warrants were subject to remeasurement at each balance sheet date and any change in fair value was recognized as a gain or loss on change in fair value of the warrant liabilities. Pursuant to the Company’s initial public offering in November 2018, all preferred stock warrants automatically converted into warrants to purchase common stock, were reclassified to stockholders’ equity, and were no longer required to be marked to market.

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

Recently Adopted Accounting Pronouncements

Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 amends Accounting Standards Codification to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The new standard requires cash and cash equivalents balances on the statement of cash flows to include restricted cash and cash equivalent balances. ASU 2016-18 requires the Company to provide appropriate disclosures about its accounting policies pertaining to restricted cash in accordance with U.S. GAAP. Additionally, changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. A company with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for interim and annual periods beginning after December 15, 2018. The Company had not previously included restricted cash as a component of cash and cash equivalents as presented on its consolidated statements of cash flows. The Company adopted the new standard in the first quarter of fiscal 2019, under the retrospective adoption method, and the prior year restricted cash presentation has been reclassified to conform to current year presentation.

Clarifying the Definition of a Business (Topic 805):

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (Topic 805) (“ASU 2017-01”). The new guidance changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2017-01 effective January 1, 2019. Adoption of ASU 2017-01 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Compensation - Stock Compensation (Topic 718):

In June 2018, the FASB issued ASU 2018-07, Stock-based Compensation: Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”). This guidance amends the existing accounting standards for share-based payments to nonemployees and aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. Under the new guidance, the measurement of nonemployee equity awards is fixed on the grant data. The Company adopted ASU 2018-07 on January 1, 2019 and the adoption had no impact to our consolidated financial statements as there were no share-based awards to non-employees outstanding at that time.

Recently Issued Accounting Pronouncements

Leases (Topic 842):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definitions of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) (“ASU 2018-11”) which provided another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-02 to annual periods beginning after December 15, 2020 and interim periods beginning after December 15, 2021. The new standard originally required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of the initial application. The Company has not yet determined the effects that the adoptions of ASU 2016-02 and ASU 2018-11 will have on its financial position, results of operations, cash flows, or disclosures.

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022. The Company has not yet determined the effects, if any, that the adoption of ASU 2016-13 may have on its financial position, results of operations, cash flows, or disclosures.

3. Business Combinations

On February 28, 2019, the Company completed the acquisition of all outstanding equity securities of Solus, whose principal assets included intangible assets related to supplier agreements. The Company undertook the acquisition to accelerate its penetration in the United Kingdom market. The purchase price, net of cash acquired, of $2.0 million was funded with an initial cash payment of approximately $1.6 million and settlement of a $0.4 million receivable from a preexisting relationship. Additionally, the Company recognized $1.0 million in contingent consideration as compensation expense during 2019. These amounts are included in sales and marking expense in the accompanying consolidated statement of comprehensive loss. In addition, the Company expects to recognize additional contingent consideration of $1.2 million as compensation expense during 2020.  The acquisition has been accounted for as an acquisition of a business.

The Company has not yet finalized the purchase accounting for the Solus acquisition. The following table summarizes the preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of February 28, 2019:

Cash	$466
Accounts receivable	411
Inventory	492
Prepaids and other assets	3
Property and equipment	1
Goodwill	592
Intangible assets	455
Total assets acquired	2,420
Accounts payable and accrued expenses	(241)
Contract liabilities	(75)
Deferred taxes	(78)
Total liabilities assumed	(394)
Total purchase price	$2,026

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

The Company has included the financial results of Solus in the consolidated financial statements from the date of acquisition. Net revenue and net loss related of Solus since the date of acquisition totaled $2.7 million and $0.6 million, respectively. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2019 and 2018, respectively, presents consolidated information as if the Solus acquisition occurred on January 1, 2018, which is the first day of the Company’s fiscal year 2018:

	Year Ended December 31,
	2019	2018
Net revenue	$48,341	$43,637
Net loss	$(51,003)	$(42,078)
Net loss per share, basic	$(2.74)	$(14.48)

4. Fair Value Measurements

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements), and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 – inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

As of December 31, 2019 and 2018, the Company had only one item, cash equivalents, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which total approximately $70.8 million and $57.6 million at December 31, 2019 and 2018, respectively, and are valued based on Level 1 of the fair value hierarchy.

As described in Note 14 “Warrants”, during 2019, the Company granted warrants to purchase 19,790 shares of common stock in connection with an amendment to its financing arrangement described in Note 10 “Debt”. These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	2.4%
Expected stock price volatility	60.9%
Expected term (years)	10.0

5. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2019	2018
United States	$5,574	$4,948
International	2,908	2,493
Total accounts receivable	8,482	7,441
Less: Allowance for doubtful accounts	(239)	(334)
Accounts receivable, net of allowance for doubtful accounts	$8,243	$7,107

No individual customers accounted for 10% or more of revenue or accounts receivable as of or for the years ended December 31, 2019 or 2018.

6. Inventories

Inventories consist of the following:

	December 31,
	2019	2018
Component parts	$4,948	$5,601
Finished goods	4,189	8,109
	$9,137	$13,710

7. Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. A summary of the components of property and equipment is as follows:

	December 31,
	2019	2018
Equipment	$1,050	$924
Furniture	989	957
Manufacturing equipment	9,394	4,166
Software	718	655
Demonstration, placements and evaluation units	10,215	7,135
Leasehold improvements	2,085	2,025
Construction in process	612	4,663
Total property and equipment	25,063	20,525
Less: Accumulated depreciation and amortization	(9,977)	(7,109)
Total property and equipment, net	$15,086	$13,416

Depreciation of property and equipment was $3.0 million and $2.1 million during the years ended December 31, 2019 and 2018, respectively. Depreciation expense included in cost of revenue was $1.9 million and $1.2 million during the years ended December 31, 2019 and 2018, respectively.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2019 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2018
Acquired during the period	$592	$455
Amortization	-	(95)
Foreign currency exchange rate changes	(4)	(7)
Balance at December 31, 2019	$588	$353

The following table presents a summary of acquired intangible assets:

	As of December 31, 2019
	Period of amortization	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83	$448	$(95)
Total identifiable intangible assets		$448	$(95)

The Company recognized $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during the year ended December 31, 2019. The Company did not recognize any amortization expense related to the intangible assets during the year ended December 31, 2018 as the assets were acquired as part of the acquisition of Solus in February 2019.

The estimated amortization expense for intangible assets for future years is as follows:

2020	$118
2021	118
2022	117
Total	$353

9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2019	2018
Accrued bonuses	$3,071	$1,692
Accrued commissions	1,100	1,464
Accrued professional fees	1,092	305
Accrued taxes	983	305
Accrued inventory	620	1,070
Accrued vacation liability	490	427
Accrued employee-related costs	381	86
Deferred revenue	344	251
Product warranty reserve	225	329
Refundable purchase price of unvested stock	212	346
Accrued rent and restoration costs	208	174
Accrued capital equipment	135	21
Accrued employee reimbursement	102	178
Other	846	1,005
Total accrued expenses and other liabilities	$9,809	$7,653

10. Debt

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

At December 31, 2019, the interest rate was 6.50%. The outstanding balance under the Amended Revolver Agreement was $3.5 million at December 31, 2019 and there was $0.8 million remaining availability based on eligible receivables. The outstanding balance under the Revolver Agreement was $3.2 million at December 31, 2018 and the remaining availability based on eligible receivables was $1.0 million. The Amended Revolver Agreement requires the Company to comply with a minimum liquidity covenant at all times. As of December 31, 2019, the Company was in compliance with all covenants. The Amended Revolving Facility is secured by substantially all of the Company’s personal property, excluding intellectual property.

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

As of December 31, 2018, the Company had drawn $32.0 million of the $42.5 million available under the Credit Agreement and Guaranty, and on March 22, 2019, the Company drew the remaining $10.5 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in March 2029. The estimated fair value at the time of issuance was approximately $0.3 million, is recorded as a discount against the principal owed on the related debt, and is being amortized over the contractual term of the debt instrument.

On March 22, 2019, the Company entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with the Company’s credit card program from $0.3 million to $0.5 million.

Pursuant to the Amended Credit Agreement and Guaranty, the outstanding principal amount accrues interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. At December 31, 2019, the interest rate was 10.81%. The outstanding balance, including accretion of the additional final payment due upon maturity and described below, was $42.6 million at December 31, 2019 and there was no remaining availability.  The Amended Credit Agreement and Guaranty is secured by substantially all of the Company’s personal property, including intellectual property.

On the maturity date, in addition to the payment of principal and accrued interest, the Company will be required to make a payment of 0.5% of the total amount borrowed under the Amended Credit Agreement and Guaranty unless the Company has already made such a payment in connection with an acceleration or prepayment of borrowings under the agreement. In the event the Company prepays all or part of this term loan facility prior to the maturity date, the Company will be subject to additional prepayment fees which decrease as the time to maturity decreases. The Amended Credit Agreement and Guaranty requires the Company to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. As of December 31, 2019, the Company was in compliance with all covenants.

The annual principal maturities of the Company’s term loan as of December 31, 2019 are as follows:

2020	-
2021	-
2022	-
2023	$42,571
Less: Discount on loans payable	(784)
Long-term loans payable	$41,787

11. Commitments and Contingencies

In May 2016, the Company entered a lease agreement for 5,529 square feet of office space and 25,670 of storage space at 100 Domain Drive, Exeter New Hampshire. In September 2016, the Company entered into a new lease with its landlord for the space originally leased in May 2016 as well as an additional 16,550 of manufacturing space (including final assembly and inspection) and an additional 3,130 square feet of warehousing and storage space. In September 2017, the Company entered a first lease amendment with its landlord to add two additional expansion premises and extend the term of the lease. The first expansion premises consisted of an additional 16,823 rentable square feet of office space and 3,279 square feet of research and development space, for a total of 20,102 rentable square feet. The second expansion premises consisted of an additional 8,971 square feet of office space. In June 2018, the Company entered a second lease amendment with its landlord to add an additional 3,016 rentable square feet of general-purpose space. In July 2018, the Company entered a third lease amendment with its landlord to add an additional 1,172 rentable square feet of research and development space. In total the Company occupies 84,140 square feet of space at this facility. As amended, the lease will expire on January 28, 2025. The Company has the option to renew the lease for two additional five year terms by providing written notice twelve months prior to end of the initial or first lease extension term.

In October 2019, the Company entered into an assignation and variation agreement for a lease of 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead in the United Kingdom. The lease terminates on February 15, 2022.

The following table summarizes the future minimum combined lease payments:

Total Due
Years Ended December 31,
2020	$1,621
2021	1,645
2022	1,630
2023	1,652
2024	1,679
Thereafter	140
Total	$8,367

Rent expense for the years ended December 31, 2019 and 2018 was $2.0 million and $1.9 million, respectively.

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company recently settled a litigation with Engineered Medical Systems, Inc., or EMS, a former supplier of a component of our Precision Flow systems. EMS filed a complaint against the Company in Indiana state court on June 12, 2018 alleging breach of contract and other causes of action and seeking damages of at least $0.8 million and all other forms of just and appropriate relief. This matter was subsequently removed to the United States District Court for the Southern District of Indiana. The Company filed a complaint against EMS in Superior Court in Rockingham County, New Hampshire on June 15, 2018 alleging breach of contract, violation of the New Hampshire Consumer Protection Act, and other causes of action and seeking damages of at least $2.1 million and all other forms of just and appropriate relief. Each party filed a motion to dismiss against the other party’s complaint. EMS’ motion to dismiss in Superior Court in Rockingham County, New Hampshire was denied. Following this decision, EMS withdrew its complaint in Indiana. The parties reached a settlement agreement on December 16, 2019 whereby EMS agreed to pay the Company $0.65 million in a series of monthly payments through December 2021, and the both the Company and EMS agreed to release each from any other outstanding claims, which included $0.5 million of accounts payable the Company had previously recorded. The Rockingham Superior Court approved the parties’ stipulation of dismissal with prejudice on January 2, 2020. As a result, the Company recorded a gain of $1.2 million in the consolidated statement of comprehensive loss during the fourth quarter of 2019.

The Company believes there are no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of our operations or financial condition.

12. Redeemable Convertible Preferred Stock

Prior to the completion of the Company’s initial public offering in November 2018, the Company was authorized to issue Series A, Series B, Series C, and Series D preferred stock.

On September 27, 2018, the Company entered into an equity financing agreement for Series D-1 preferred stock with its existing institutional investors whereby it offered to sell in the aggregate 714,285 shares of Series D-1 preferred stock for the purchase price of $15.92 per share in exchange for aggregate proceeds of $10.0 million.

Pursuant to the initial public offering in November 2018, all outstanding redeemable convertible preferred stock converted to common stock on a one-to-one basis.  In connection with certain of its redeemable convertible preferred stock issuances the Company had issued warrants for shares of its redeemable convertible preferred stock.  Such warrants were recorded as liabilities as a result of non-standard anti-dilution rights and were carried at their estimated fair value using the Black-Scholes valuation model.  Pursuant to the initial public offering in November 2018, these warrants converted to common stock warrants and were reclassified to stockholders’ equity.

13. Stockholders’ Equity

Preferred Stock

As of December 31, 2019 and 2018, the Company has authorized 25,000,000 shares of preferred stock, at a par value of $0.001.  As of December 31, 2019 and 2018, there are no shares of preferred stock outstanding.

Common Stock

As of December 31, 2019 and 2018, the Company has authorized 175,000,000 shares of common stock.  The Company has 20,851,531 and 16,782,837 issued and outstanding shares of common stock as of December 31, 2019 and 2018, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

14. Warrants

The table below sets forth the Company’s warrant activity for the year ended December 31, 2019:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	230,295	$14.50
Warrants granted	19,790	15.92
Warrants exercised	(68,009)	(14.00)
Outstanding at December 31, 2019	182,076	$14.84

The Company has the following warrants outstanding at December 31, 2019:

Dates of Expiration	Exercise Price	Number of Warrants
Periods ranging from September 27, 2020 to July 28, 2025	$14.00	101,979
Periods ranging from April 6, 2028 through March 22, 2029	$15.92	80,097
Total Common Stock Warrants		182,076

On March 22, 2019, in connection with an amendment to the Credit Agreement and Guaranty as further described in Note 10 “Debt”, the Company granted warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in March 2029. The estimated fair value at the time of issuance was approximately $0.3 million, is recorded as a discount against the principal owed on the related debt, and is being amortized over the contractual term of the debt instrument.

During 2019, warrants to purchase 68,009 shares of common stock were net exercised, which resulted in the issuance of 12,164 shares of common stock.

15. Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	For the Year Ended December 31, 2019
	US	International	Total
Net revenue by:
Product Revenue
Capital	$6,144	$3,180	$9,324
Disposable	27,753	7,302	35,055
Subtotal Product Revenue	33,897	10,482	44,379
Lease Revenue	1,721	-	1,721
Service Revenue	965	1,039	2,004
Total Revenue	$36,583	$11,521	$48,104

	For the Year Ended December 31, 2018
	US	International	Total
Net revenue by:
Product Revenue
Capital	$7,293	$3,487	$10,780
Disposable	23,024	5,429	28,453
Subtotal Product Revenue	30,317	8,916	39,233
Lease Revenue	1,334	-	1,334
Service Revenue	1,359	451	1,810
Total Revenue	$33,010	$9,367	$42,377

Net revenue by U.S. and International is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s aggregated revenue.

16. Stock Plans and Stock-Based Compensation

The Company’s 2005 Stock Incentive Plan (the “2005 SI Plan”) allowed for the granting of restricted stock and incentive and non-statutory stock options to purchase shares of common stock. On July 22, 2015, the Company established the Company’s 2015 Stock Incentive Plan (the “2015 SI Plan”) which allowed for the granting of restricted stock and incentive and non-statutory stock options to purchase shares of common stock. The 2015 SI Plan reserved 1,413,749 shares plus any shares available for grant under the Company’s 2005 SI Plan for issuance under the plan.

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

As of December 31, 2018 and 2019, no shares of common stock remain available for issuance under the 2000 LTI Plan, the 2005 SI Plan or the 2015 SI Plan.  As of December 31, 2019, 834,423 shares of common stock remain available for issuance under the 2018 SI Plan. Under the terms of the 2018 SI Plan, the exercise price of the options is determined by the Board of Directors at the time of grant. Options granted under the plans vest ratably over a period of one to four years from the date of grant and are exercisable over a period of not more than ten years from the date of grant.

Stock Options

Stock option activity for the year ended December 31, 2019 is as follows:

			Weighted
	Number of	Weighted	Average
	Underlying	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2018	786,989	$2.41	7.87	$13,801
Options granted	969,646	16.61
Options exercised	(150,176)	1.62
Options canceled	(576,311)	15.10
Outstanding at December 31, 2019	1,030,148	$8.91	8.18	$5,544
Exercisable at December 31, 2019	407,120	$2.37	6.90	$4,025
Vested and unvested expected to vest at December 31, 2019	1,030,148	$8.91	8.18	$5,544

The weighted average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $9.20 and $3.26 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2019 was $2.3 million. As of December 31, 2019, the Company had unrecognized stock-based compensation expense related to its unvested stock options awards of $2.9 million, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years.

Certain members of the Company’s management elected to receive their option grants in the form of restricted stock, which contains vesting provisions. Upon election of restricted stock, the Company records a liability for the unvested portion of the grant. As the restricted stock vests, the Company reclassifies the liability into additional paid-in capital. During the first quarter of 2019, the Company modified certain previously granted performance awards where the performance condition had not been met. The modification resulted in the granting of 68,526 shares of restricted stock for which 25% was immediately vested with the remaining portion vesting over 36 months.

During 2016, the Company permitted the exercise of 79,865 stock options via nonrecourse notes. There were no exercises of stock options via nonrecourse notes in fiscal year 2018 or 2019. The nonrecourse notes were fully paid during 2019 and the related shares were issued.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Year Ended December 31,
	2019	2018
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.9%	2.6%
Expected stock price volatility	64.5%	54.4%
Expected term (years)	6.2	6.1

The Company assumed an average forfeiture rates of 6.73% and 8.32% for the year ended December 31, 2019 and 2018, respectively, based on historical experience with pre-vested forfeitures.

A summary of restricted stock activity for the year ended December 31, 2019 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2018	399,485	$1.68
Granted/purchased	86,170	15.52
Vested	(255,742)	4.46
Canceled	-	-
Unvested at December 31, 2019	229,913	$3.76

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Year Ended
	December 31,
	2019	2018
Cost of revenue	$187	$27
Research and development	405	119
Sales and marketing	782	146
General and administrative	2,462	210
Total	$3,836	$502

17. Income Taxes

Net loss before income taxes is as follows:

	Year Ended
	December 31,
	2019	2018
United States	$(50,343)	$(42,468)
United Kingdom	(862)	-
	$(51,205)	$(42,468)

The Company recorded a tax benefit of approximately $0.1 million, related to foreign net deferred income tax assets deemed more likely than not to be realized in the United Kingdom. There were no current foreign income taxes due to foreign net losses during the year ended December 31, 2019. Because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets, no tax benefit or provision was recorded on its United States results in either the year ended December 31, 2019 or 2018. The reported amount of income tax benefit for both 2019 and 2018 differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance. There was no provision or benefit for income taxes recorded during the year ended December 31, 2018.

A reconciliation of income tax expense is computed as the statutory federal income tax rate to income taxes as reflected in the financial statement as follows:

	Year Ended
	December 31,
	2019	2018
Federal income tax benefit at statutory rate	(21.0%)	(21.0%)
Permanent differences	(6.7%)	2.6%
Change in valuation allowance	26.9%	21.0%
Other	0.5%	(2.6%)
Income tax expense	(0.3%)	0.0%

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred Tax Assets
Net operating loss carryforwards	$51,303	$42,444
Deduction of research and development costs	5,985	4,239
Tax credit carryforwards	4,109	3,012
Accrued expenses	1,976	1,184
Stock option expense attributed to non-ISO stock	1,098	358
Accrued bonus and vacation	703	579
Inventory valuation reserves	280	154
Deferred revenue	230	-
Accounts receivable allowance	63	70
Accrued warranty	61	86
Allowance for sales returns	-	18
Other temporary differences	492	-
Gross deferred tax assets	66,300	52,144
Less: Valuation allowance	(65,515)	(51,708)
Deferred tax assets after valuation allowance	785	436
Deferred Tax Liabilities
Depreciation	(593)	(366)
Intangible assets	(68)	-
Other temporary differences	(58)	(70)
Gross deferred tax liabilities	(719)	(436)
Net Deferred Tax Assets	$66	$-

The Company’s major tax jurisdictions are the United States, New Hampshire and the United Kingdom. As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $218.9 million and $89.7 million, respectively, which begin to expire in 2020. Federal net operating loss carryforwards generated during or after the year ended December 31, 2018 will carryforward indefinitely.  As of December 31, 2019, the Company had federal research and development tax credits carryforwards of $3.9 million which begin to expire in 2021.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets generated from our UK subsidiary, which are comprised principally of net operating loss carryforwards. Under the applicable accounting standards management has concluded that the Company will realize the benefit of the subsidiary’s deferred tax asset.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its domestic deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $65.5 million and $51.7 million has been established at December 31, 2019 and 2018, respectively. The valuation allowance increased $13.8 million during the year ended December 31, 2019, due primarily to net operating losses generated.

Years prior to 2016 are generally closed due to statute of limitations for purposes of taxing jurisdictions assessing additional tax; however, the tax attributes, including net operating losses and research credits, from such years can still be reviewed and reduced upon audit.  Years beginning in 2016 remain open to examination for both federal and state purposes.

The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. Management is not aware of any uncertain tax positions.  As of December 31, 2019, and 2018, the Company determined that there were no liabilities associated with uncertain tax positions and no related interest and penalties. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income taxes, when and if incurred.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2019 or 2018 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Section 382 and 383. To the extent an ownership change is determined to have occurred under IRC 382 and 383, the net operating loss and credit carryforwards may be subject to limitation.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 34% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The tax rate change resulted in (i) a reduction in the gross amount of the Company’s deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of its deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA. The staff of the SEC issued Staff Accounting Bulletin No. 118 to address the application of accounting principles generally accepted in the United States in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance. The Company finalized the accounting in 2018 which did not result in any adjustments.

18. Net Loss Per Share

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2019	2018
Options to purchase common stock	1,030,148	786,989
Warrants to purchase common stock	182,076	230,295
Unvested restricted stock	229,913	399,485
	1,442,137	1,416,769

19. Related Party Transactions

As described in Note 12, “Redeemable Convertible Preferred Stock”, the Company issued Series A, B, C and D preferred stock to private investors. Certain executive officers of the Company are owners/investors in certain venture funds who purchased Series A, B, C and D preferred stock. The total amount of preferred stock purchased by related party organizations as of November 16, 2018 was $33.2 million. In connection with the Company’s public offering in November 2018, all outstanding redeemable convertible preferred stock converted to common stock on a one-to-one basis.

The Company has two investors that are vendors of the Company. The total amount billed from these vendors during the year was less than $0.1 million and $1.2 million in 2019 and 2018, respectively. The accounts payable balance for these vendors was $0.5 million as of December 31, 2018, and there was no outstanding balances for these vendors at December 31, 2019.

In addition, the Company sells its products to a hospital customer who is an affiliate of a current stockholder. The total amount billed to this customer during the year was $1.4 million and $2.2 million in 2019 and 2018, respectively. The accounts receivable balance for this customer was $0.2 million and $0.1 million as of December 31, 2019 and 2018, respectively. All transactions are at arms’ length and occur at published list prices.

20. Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company matches employee contributions at a rate of 50% of the first 4% of employee contributions. The employer match is capped at $1,000 per year for employees with annual earnings less than $50,000 and $500 per year for employees with annual earnings greater than $50,000. The Company contributed $0.1 million in both the years ended December 31, 2019 and 2018.

21. Selected Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly operating results for each of the Company’s quarters in the years ended December 31, 2019 and 2018. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	2019 Quarters				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$12,299	$11,986	$10,809	$13,010	$48,104
Cost of revenue	7,120	6,527	5,999	7,147	26,793
Gross profit	5,179	5,459	4,810	5,863	21,311
Operating expenses:
Research and development	3,273	3,167	3,280	3,656	13,376
Sales and marketing	9,161	9,432	9,193	9,903	37,689
General and administrative	4,879	4,532	3,978	5,021	18,410
Total operating expenses	17,313	17,131	16,451	18,580	69,475
Loss from operations	(12,134)	(11,672)	(11,641)	(12,717)	(48,164)
Other expenses, net	(830)	(1,208)	(1,124)	121	(3,041)
Net loss before income taxes	(12,964)	(12,880)	(12,765)	(12,596)	(51,205)
Benefit for income taxes	-	-	-	(146)	(146)
Net loss	$(12,964)	$(12,880)	$(12,765)	$(12,450)	$(51,059)

	2018 Quarters				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$10,739	$10,563	$9,389	$11,686	$42,377
Cost of revenue	6,494	6,469	5,774	6,868	25,605
Gross profit	4,245	4,094	3,615	4,818	16,772
Operating expenses:
Research and development	2,225	2,081	1,768	2,697	8,771
Sales and marketing	8,051	8,525	7,755	9,596	33,927
General and administrative	2,382	2,603	2,804	3,397	11,186
Loss on disposal of fixed assets	3	39	17	62	121
Total operating expenses	12,661	13,248	12,344	15,752	54,005
Loss from operations	(8,416)	(9,154)	(8,729)	(10,934)	(37,233)
Other expense, net	(489)	(2,073)	(730)	(1,943)	(5,235)
Net loss	$(8,905)	$(11,227)	$(9,459)	$(12,877)	$(42,468)