Form 10-Q
period 2020-03-31
VAPOTHERM INC
filed 2020-05-05
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 29, 2020, there were 21,299,512 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•

estimates regarding the annual total addressable market for our Precision Flow systems and future product offerings, future results of operations, financial position, capital requirements and our needs for additional financing;

•	commercial success and market acceptance of our Precision Flow systems our Oxygen Assist Module and any future products we may seek to commercialize;
•	competitive companies and technologies in our industry;
•

our ability to increase and sustain the increased production capacity of our Precision Flow systems as a result from the increased demand for our Precision Flow systems from the COVID-19 public health emergency, and the ability of our carriers to make timely delivery of our Precision Flow systems during the COVID-19 public health emergency;

•	our ability to enhance our Hi-VNI Technology and our Oxygen Assist Module, expand our indications and develop and commercialize additional products;
•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	our ability to accurately forecast customer demand for our products and manage our inventory;
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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 4, 2020, our Form 8-K filed with the SEC on April 13, 2020, and in our other filings with the SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use “Vapotherm,” “Precision Flow,” “Hi-VNI,” “OAM, ” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 4, 2020 and our Form 8-K filed with the SEC on April 13, 2020. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc. and its consolidated subsidiary unless stated or the context otherwise requires.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$60,393	$71,655
Accounts receivable, net	11,948	8,243
Inventories	9,103	9,137
Prepaid expenses and other current assets	4,021	4,066
Total current assets	85,465	93,101
Property and equipment, net	15,696	15,086
Restricted cash	1,852	1,852
Goodwill	549	588
Intangible assets, net	303	353
Deferred income tax assets	63	66
Other long-term assets	856	844
Total assets	$104,784	$111,890
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,614	$3,375
Contract liabilities	175	137
Accrued expenses and other current liabilities	12,152	9,187
Short-term line of credit	4,489	3,491
Total current liabilities	21,430	16,190
Long-term loans payable, net	41,858	41,787
Other long-term liabilities	127	174
Total liabilities	63,415	58,151
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of March 31, 2020 and December 31, 2019, 20,917,149 and 20,851,531 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	21	21
Additional paid-in capital	320,660	319,115
Accumulated other comprehensive income (loss)	(27)	44
Accumulated deficit	(279,285)	(265,441)
Total stockholders' equity	41,369	53,739
Total liabilities and stockholders’ equity	$104,784	$111,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Net revenue	$19,115	$12,299
Cost of revenue	9,898	7,120
Gross profit	9,217	5,179
Operating expenses
Research and development	3,362	3,273
Sales and marketing	13,317	9,161
General and administrative	5,251	4,879
Total operating expenses	21,930	17,313
Loss from operations	(12,713)	(12,134)
Other (expense) income
Foreign currency gain (loss)	24	(9)
Interest income	125	203
Interest expense	(1,295)	(1,024)
Other	15	-
Net loss	$(13,844)	$(12,964)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(71)	-
Total other comprehensive loss	$(71)	$-
Total comprehensive loss	$(13,915)	$(12,964)

Net loss per share attributable to common stockholders - basic and diluted	$(0.66)	$(0.76)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	20,882,949	16,949,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock upon exercise of options	24,687	-	40	-	-	40
Issuance of restricted stock	40,931	-	58	-	-	58
Stock-based compensation expense	-	-	1,447	-	-	1,447
Foreign currency translation adjustments	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	(13,844)	(13,844)
Balance at March 31, 2020	20,917,149	$21	$320,660	$(27)	$(279,285)	$41,369

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$(214,382)	$51,561
Issuance of common stock warrants			293		293
Issuance of common stock upon exercise of options	268	-	-	-	-
Issuance of restricted stock	116,580	-	226	-	226
Stock-based compensation expense	-	-	1,903	-	1,903
Net loss	-	-	-	(12,964)	(12,964)
Balance at March 31, 2019	16,899,685	$17	$268,348	$(227,346)	$41,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(13,844)	$(12,964)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,447	1,903
Depreciation and amortization	1,097	621
Provision for bad debts	101	13
Provision for inventories	23	2
Loss on disposal of property and equipment	3	23
Amortization of discount on debt	63	44
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,875)	847
Inventories	(12)	1,780
Prepaid expenses and other assets	33	197
Accounts payable	1,310	(1,094)
Contract liabilities	38	22
Accrued expenses and other current liabilities	2,894	(1,225)
Net cash used in operating activities	(10,722)	(9,831)
Cash flows from investing activities
Purchases of property and equipment	(1,558)	(1,128)
Acquisition of business, net of cash acquired	-	(1,560)
Net cash used in investing activities	(1,558)	(2,688)
Cash flows from financing activities
Short-term line of credit	995	837
Proceeds from exercise of stock options	40	-
Proceeds on loans	-	10,500
Debt issuance costs	-	(322)
Net cash provided by financing activities	1,035	11,015
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	-
Net decrease in cash, cash equivalents and restricted cash	(11,262)	(1,504)
Cash, cash equivalents and restricted cash
Beginning of period	73,507	60,022
End of period	$62,245	$58,518
Supplemental disclosures of cash flow information
Interest paid during the period	$1,202	$939
Property and equipment purchases in accounts payable and accrued expenses	$36	$42
Issuance of warrants in conjunction with debt draw down	$-	$293

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company sells Precision Flow systems to hospitals through a direct sales force in the United States and in the United Kingdom and through distributors in select other countries outside of the United States and United Kingdom. In addition, the Company utilizes clinical educators who are typically experienced users of Hi-VNI Technology and who focus on medical education efforts to facilitate adoption and increase utilization. The Company is focused on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency department, or ED, and adult, pediatric and neonatal intensive care units (the “ICUs”). The Company’s relationship with these clinicians is particularly important, as it enables its products to follow patients through the care continuum.

The Company’s Hi-VNI Technology is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Journal of the American Medical Association published data from mainland China in April 2020 suggesting that 19% of all COVID-19 patients experience respiratory distress and require some amount of respiratory support. The Company’s hospital customers around the world are using its technology to support the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients using the limited number of ventilators. As a result, the Company has seen a significant increase in demand for its products from both new and existing accounts, initially in Europe and the Middle East, and then later during the first quarter of 2020, in the United States.

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

On February 28, 2019, the Company acquired its United Kingdom based distributor. See Note 3 “Business Combinations” to these condensed consolidated financial statements for details of this transaction.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In August 2019, the Company completed a public offering of 3,570,750 shares of common stock, which included the full exercise by the underwriters of their option to purchase 465,750 shares of common stock, at a price of $14.50 per share, which raised net proceeds of $48.3 million after deducting the underwriting discount of $3.1 million and offering expenses of $0.4 million.

On December 20, 2019, the Company entered into an Open Market Sales Agreement, or the ATM Agreement, with Jefferies LLC, or Jefferies, under which the Company may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as its sales agents. Subsequent to March 31, 2020, the Company sold 511,648 shares of common stock pursuant to the ATM Agreement for gross proceeds of $10.2 million, or $9.9 million net of commissions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2019 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

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

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States total $0.1 million as of each of March 31, 2020 and December 31, 2019.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of comprehensive loss, stockholders’ equity and of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are also unaudited. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2019 have been reclassified to conform to presentation in 2020.

Concentrations of Credit Risk

As of March 31, 2020, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature and market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At March 31, 2020, deposits exceed the amount of any insurance provided.

The Company extends credit to customers in the normal course of business but does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. In some cases, the Company makes allowances for specific customers based on these and other factors. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For our non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in other (expense) income in the condensed consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive income (loss).

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of March 31, 2020, $0.3 million of our $62.2 million of cash, cash equivalents and restricted cash balance was located outside the United States.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$60,393	$71,655
Restricted cash	1,852	1,852
Total cash, cash equivalents, and restricted cash	$62,245	$73,507

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at time of sale. The warranty liability is included within accrued expenses and other liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2019 to March 31, 2020 is as follows:

Balance at December 31, 2019	$225
Provisions for warranty obligations	334
Settlements	(204)
Balance at March 31, 2020	$355

Insurance

Effective January 1, 2020, the Company was self-insured for certain obligations related to health insurance. The Company also purchases stop-loss insurance to protect itself from material losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred but have not been reported. The Company’s estimates consider expected claim experience and other factors. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Revenue Recognition

The Company’s revenue consists primarily of the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic, Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases out to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three months ended March 31, 2020 or 2019.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply the practical expedient in paragraph ASC 340-40-25-4 and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 840, Leases, and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the total value of the lease payments due over the lease term to revenue at the inception of the lease. The Company records the current value of future lease payments under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and these amounts totaled $1.0 and $0.9 million at March 31, 2020 and December 31, 2019, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

The Company also enters into agreements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. In these bundled arrangements, revenue recognized for the sale of the disposables is allocated between disposable revenue and other lease revenue based on the estimated relative stand-alone selling prices of the individual performance obligations.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for both the three months ended March 31, 2020 and 2019 was $0.3 million.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Sales and Value-Added Taxes

When required by local jurisdictions, the Company bills its customers for sales tax and value-added tax calculated on each sales invoice and records a liability for the sales and value-added tax payable, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Sales tax and value-added tax billed to a customer is not included in the Company’s revenue.

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

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors. The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (ASC 718). ASC 718 requires all equity-based compensation awards, including grants of restricted shares and stock options, to be recognized as expense in the condensed consolidated statements of comprehensive loss based on their grant date fair values.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. Expected volatility is calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

The Company recognizes stock-based expense for shares issued pursuant to its 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The expected life is determined based on the contractual term. Dividend yield and forfeiture rates are estimated in a manner similar to option grants described above and expected volatility is based on the Company’s historical volatility.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Income Tax

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the condensed consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

The Company’s major tax jurisdictions are the United States, New Hampshire and the United Kingdom. There is no provision or benefit for income taxes for the three months ended March 31, 2020 or 2019 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”) due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through March 31, 2020 or December 31, 2019 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

Recently Issued Accounting Pronouncements

Leases (Topic 842):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definitions of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) (“ASU 2018-11”) which provided another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-02 to annual periods beginning after December 15, 2020 and interim periods beginning after December 15, 2021. The new standard originally required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of the initial application. The Company has not yet determined the effects that the adoptions of ASU 2016-02 and ASU 2018-11 may have on its financial position, results of operations, cash flows, or disclosures.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

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

3. Business Combinations

On February 28, 2019, the Company completed the acquisition of all outstanding equity securities of Solus, whose principal assets included intangible assets related to supplier agreements. The Company undertook the acquisition to accelerate its penetration in the United Kingdom market. The purchase price, net of cash acquired, of $2.0 million was funded with an initial cash payment of approximately $1.6 million and a settlement of a $0.4 million receivable from a preexisting relationship. Additionally, the Company recognized $1.0 million in contingent consideration as compensation expense during 2019 and expects to recognize contingent consideration of $1.2 million as compensation expense in 2020. The acquisition has been accounted for as an acquisition of a business.

The following table summarizes the purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of February 28, 2019:

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

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

The Company has included the financial results of Solus in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred during 2019.

Pro Forma Financial Information

The following unaudited pro forma information for the three months ended March 31, 2019 presents consolidated information as if the Solus acquisition occurred on January 1, 2019, which is the first day of the Company’s fiscal year 2019:

Three Months Ended March 31,
2019
Net revenue	$12,536
Net loss	$(12,908)
Net loss per share, basic	$(0.76)

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

The Company’s cash equivalents primarily consist of money market deposits which total approximately $53.3 million at March 31, 2020 and are valued based on Level 1 of the fair value hierarchy. As described in Note 8 “Debt”, during 2019, the Company granted warrants to purchase 19,790 shares of common stock in connection with an amendment to its financing arrangement. These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	2.4%
Expected stock price volatility	60.9%
Expected term (years)	10.0

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2020	December 31, 2019
United States	$8,159	$5,574
International	4,120	2,908
Total accounts receivable	12,279	8,482
Less: Allowance for doubtful accounts	(331)	(239)
Accounts receivable, net of allowance for doubtful accounts	$11,948	$8,243

No individual customer accounted for 10% or more of revenue for the three months ended March 31, 2020 or 2019. No individual customers accounted for 10% or more of total accounts receivable at either March 31, 2020 or December 31, 2019.

6. Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Component parts	$4,723	$4,948
Finished goods	4,380	4,189
Total inventory	$9,103	$9,137

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2020 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2019	$588	$353
Acquired during the period	-	-
Amortization	-	(28)
Foreign currency exchange rate changes	(39)	(22)
Balance at March 31, 2020	$549	$303

The following table presents a summary of acquired intangible assets:

	As of March 31, 2020
	Period of amortization	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83	$424	$121
Total identifiable intangible assets		$424	$121

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

At March 31, 2020 the interest rate was 5.25%. The outstanding balance under the Amended Revolver Agreement was $4.5 million at March 31, 2020 and there was $2.3 million remaining availability based on eligible receivables. At December 31, 2019, the interest rate was 6.50%. The outstanding balance under the Revolver Agreement was $3.5 million at December 31, 2019 and the remaining availability based on eligible receivables was $0.8 million. The Amended Revolver Agreement requires the Company to comply with a minimum liquidity covenant at all times. As of March 31, 2020, the Company was in compliance with all covenants.

The Amended Revolving Agreement is secured by substantially all of the Company’s assets, excluding intellectual property.

Term Loans

On April 6, 2018, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, which paid off a former loan agreement in full. In connection with this draw down, the Company granted Perceptive warrants to purchase 37,693 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, exercisable at the option of the holder, in whole or in part, and expire in April 2028.

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

On March 22, 2019, the Company drew the remaining $10.5 million of availability under the Amended Credit Agreement and Guaranty. In connection with this draw down, the Company granted Perceptive warrants to purchase 19,790 shares of common stock. The warrants have an exercise price of $15.92 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in March 2029.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

On March 22, 2019, the Company entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with the Company’s credit card program from $0.3 million to $0.5 million.

Pursuant to the Amended Credit Agreement and Guaranty, the outstanding principal amount accrues interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. At March 31, 2020, the interest rate was 10.81%. The outstanding balance, including accretion of the additional final payment due upon maturity and described below, was $42.6 million at March 31, 2020 and there was no remaining availability. The Amended Credit Agreement and Guaranty is secured by substantially all of the Company’s assets, including intellectual property.

On the maturity date, in addition to the payment of principal and accrued interest, the Company will be required to make a payment of 0.5% of the total amount borrowed under the Amended Credit Agreement and Guaranty unless the Company has already made such a payment in connection with an acceleration or prepayment of borrowings under the agreement. In the event the Company prepays all or part of the amounts borrowed under the Amended Credit and Guaranty prior to the maturity date, the Company will be subject to additional prepayment fees which decrease as the time to maturity decreases. The Amended Credit Agreement and Guaranty requires the Company to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. As of March 31,2020, the Company was in compliance with all covenants.

The annual principal maturities of the Company’s term loans as of March 31, 2020 are as follows:

2020	-
2021	-
2022	-
2023	42,582
Less: Discount on loans payable	(724)
Long-term loans payable	$41,858

9. Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. On December 16, 2019, the Company settled a litigation with Engineered Medical Systems, Inc., or EMS, a former supplier of a component of our Precision Flow systems, whereby EMS agreed to pay the Company $0.65 million in a series of monthly payments through December 2021, and the both the Company and EMS agreed to release each from any other outstanding claims, which included $0.5 million of accounts payable the Company had previously recorded. The Rockingham Superior Court approved the parties’ stipulation of dismissal with prejudice on January 2, 2020. The Company believes there is no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

10. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	182,076	$14.84
Warrants granted	-	-
Warrants exercised	-	-
Outstanding at March 31, 2020	182,076	$14.84

11. Revenue

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended March 31,
	2020
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$3,301	$1,697	$4,998
Disposable	9,694	2,736	12,430
Subtotal Product Revenue	12,995	4,433	17,428
Lease Revenue
Capital Equipment	627	17	644
Other	317	75	392
Service and Other Revenue	402	249	651
Total Revenue	$14,341	$4,774	$19,115

	Three Months Ended March 31,
	2019
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$1,510	$505	$2,015
Disposable	7,547	1,472	9,019
Subtotal Product Revenue	9,057	1,977	11,034
Lease Revenue	663	-	663
Service and Other Revenue	329	273	602
Total Revenue	$10,049	$2,250	$12,299

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total revenue.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The following table presents changes in contract liabilities during the three months ended March 31, 2020:

	Contract Liabilities	Deferred Revenue
Balance at December 31, 2019	$137	$344
Additions	175	195
Subtractions	(137)	(97)
Balance at March 31, 2020	$175	$442

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Stock-Based Compensation

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$71	$111
Research and development	201	265
Sales and marketing	440	513
General and administrative	735	1,014
Total	$1,447	$1,903

Stock Options

The Company granted options to purchase 909,960 shares of common stock at exercise prices ranging from $10.60 to $12.28 per share, with a weighted average exercise price of $12.13 per share, during the three months ended March 31, 2020. The Company granted options to purchase 752,346 shares of common stock at exercise prices ranging from $16.34 to $17.15 per share, with a weighted average exercise price of $17.11 per share, during the three months ended March 31, 2019. The weighted average fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $8.93 and $11.59, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.8%	2.5%
Expected stock price volatility	87.6%	75.5%
Expected term (years)	6.1	6.1

Restricted Stock

A summary of restricted stock activity for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	229,913	$3.76
Granted/purchased	36,367	10.40
Vested	(40,931)	3.30
Canceled	-	-
Unvested at March 31, 2020	225,349	$4.65

Employee Stock Purchase Plan

In connection with our initial public offering in November 2018, the Company’s board of directors adopted the ESPP and a total of 166,500 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lessor of (i) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (ii) the number of shares of common stock determined by the Company’s board of directors up to such an initial maximum of 1,741,300 shares of common stock. The number of shares of common stock reserved under the plan at March 31, 2020 totals 548,437.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The ESPP provides for successive discreet offering periods of approximately six months or as determined by the plan administrator. The first offering period began on January 2, 2020 and has not yet concluded as of March 31, 2020. As a result, the Company has not yet issued any shares of common stock pursuant to the ESPP in any period.

The ESPP permits eligible employees to elect to purchase shares of common stock through fixed whole percentage contributions from eligible compensation during each offering period, not to exceed 10% of the eligible compensation a participant receives during an offering period and not to accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the grant date(s)) for each calendar year. A participant may purchase the lower of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 5,000 shares; or (c) such other lesser maximum number of shares as shall have been established by the plan administrator.

Amounts deducted and accumulated by the participant will be used to purchase shares of common stock at the end of each offering period. The purchase price of the shares will be 85% of the lower of the fair value of common stock on the first trading day of each offering period or on the purchase date. Participants may end their participation during an offering period up to ten days in advance of the exercise date and will be paid their accumulated contributions that have not been used to purchase shares of common stock. Participation ends automatically upon termination of employment.

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes model with the following assumptions for the initial offering period:

Expected dividend yield	0.0%
Risk free interest rate	1.6%
Expected stock price volatility	107.9%
Expected term (years)	0.4

13. Net Loss Per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2020	2019
Options to purchase common stock	1,897,617	1,515,671
Warrants to purchase common stock	182,076	250,085
Unvested restricted stock	225,349	353,371
Employee stock purchase plan shares	21,086	-
	2,326,128	2,119,127

14. Related Party Transactions

See Note 8 for a discussion of the Company’s Amended Credit Agreement and Guaranty and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2020, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2019 Form 10-K filed with the SEC on March 4, 2020, our Form 8-K filed with the SEC on April 13, 2020, and this Quarterly Report on Form 10-Q.

Vapotherm is a global medical technology company focused on the development and commercialization of our proprietary Hi-VNI Technology products that are used to treat patients of all ages suffering from respiratory distress. Our Hi-VNI Technology delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use Hi-VNI Technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of March 31, 2020, more than 2.2 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 17,000 capital units.

The efficacy of Vapotherm’s products is supported by a significant body of clinical evidence across multiple patient populations suffering from respiratory distress. We have developed the only high velocity nasal insufflation device clinically validated to be as effective as non-invasive positive pressure ventilation, or NIPPV, while addressing many of its limitations, including through our sponsored 204 patient, multisite randomized controlled trial in the emergency department, or ED, which was published in the July 2018 issue of Annals of Emergency Medicine. Additionally, in April 2020 Heart and Lung, the Journal of Cardiopulmonary and Acute Care, published a subgroup analysis from this ED study that showed Hi-VNI Technology may provide ventilatory support similar to NIPPV in patients presenting with acute hypercapnic respiratory failure.

Vapotherm’s Hi-VNI Technology is a first-line therapy for treating the respiratory distress, which is experienced by many COVID-19 patients. The Journal of the American Medical Association published data from mainland China in April 2020 suggesting that 19% of all COVID-19 patients experience respiratory distress and require some amount of respiratory support. Our hospital customers around the world are using our technology to treat the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients to a limited number of ventilators. As a result, we have seen a significant increase in demand for our products from both new and existing accounts, initially in Europe and the Middle East, and then later during the first quarter of 2020, in the United States. Our operations team, with support from our primarily domestic supply chain, has more than tripled its production capacity, including adding additional shifts and production lines, and our worldwide installed base of Precision Flow systems grew twice as fast in the first quarter of 2020 than it did in the first quarter of 2019. Looking ahead, our focus is on managing our supply chain to sustain the current production level, and potentially increasing it further, however, COVID-19 also represents both gross margin head winds, such as increases in air freight costs, expedite fees for components, and a higher mix of capital equipment and international revenue, and many risks to our business, so the full extent of its impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact, among others.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. We also initiated a limited release of our Oxygen Assist Module to certain United Kingdom accounts in February 2020 and we may expand that limited release to certain European accounts in the future. We also plan on offering the Oxygen Assist Module to some of our European customers for use with their adult hypoxic COVID-19 patients in the coming months. In the United States, the Oxygen Assist Module was granted Breakthrough Device Designation by the United States Food and Drug Administration, or FDA, on April 2, 2020 for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of blood oxygen saturation. We are continuing to work on an Investigational Device Exemption and, if authorized, plan to initiate a neonate study by the end of the year. The Oxygen Assist Module is designed to be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. Our Oxygen Assist Module is designed to help clinicians maintain the pulse oxygen saturation, or SpO2, within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, such as visual or developmental impairment and mortality in neonates. We intend to fully launch the Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020, at which time we believe we will begin generating revenue from the product.

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

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and through distributors in other select countries outside of the United States and United Kingdom. We intend to fully launch our Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020 through a direct sales organization in the United Kingdom and through distributors in other select countries in Europe. In addition, we have clinical educators who are experienced users of Hi-VNI Technology and who focus on our medical education efforts to facilitate adoption and increase utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. We have sold our Precision Flow systems to over 1,600 hospitals across the United States, where they have been primarily deployed in the ICU setting.

We assemble our Precision Flow systems in our facility in New Hampshire and we rely on third-party suppliers for a majority of the components of our products, including many single source suppliers. Historically, we maintained higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we were subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. However, currently, as we seek to fulfill increased demand in connection with the COVID-19 public health emergency, we are not able to carry higher levels of inventory, and as a result, we have experienced and may continue to experience supply interruptions. We currently ship our Precision Flow systems from our facility in New Hampshire directly to our United States customers and many of our international distributors on a purchase order basis. Warehousing and shipping operations for some of our international distributors are handled by a third-party vendor with facilities located in the Netherlands. While our customers have the right to return purchased products subject to a restocking fee, our historical return experience has been immaterial. However, although we have priority shipping status with our carriers, as a result of the COVID-19 public health emergency, we recently have experienced shipping delays throughout the United States and internationally, and as a result, there have been and may continue to be delays in our ability to ship our product to customers and distributors in a timely manner, which may potentially result in a greater percentage of returned product than we have historically experienced.

Since inception, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our Hi-VNI Technology products and expanded our digital marketing initiatives and medical education programs. For the first quarter of 2020, we generated revenue of $19.1 million and had a net loss of $13.8 million compared to revenue of $12.3 million and a net loss of $13.0 million for the first quarter of 2019. Our accumulated deficit as of March 31, 2020 was $279.3 million. In the first quarter of 2020, 75.0% of our revenue was derived in the United States and 25.0% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our Hi-VNI Technology products, support regulatory submissions and demonstrate the clinical efficacy of our new products. In addition, as we seek to maintain our current increased production capacity and explore further expansion thereof to satisfy COVID-19 related demand, we expect to continue to make investments in our production capabilities. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require additional funding, which may include future equity, including sales under our at-the-market sales agreement with Jefferies LLC dated March 20, 2019 under which we may offer and sell from time to time our common stock having aggregate sales proceeds of up to $50.0 million, and debt financings.

Results of Operations

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net revenue	$19,115	$12,299
Cost of revenue	9,898	7,120
Gross profit	9,217	5,179
Operating expenses
Research and development	3,362	3,273
Sales and marketing	13,317	9,161
General and administrative	5,251	4,879
Total operating expenses	21,930	17,313
Loss from operations	(12,713)	(12,134)
Other expense, net	(1,131)	(830)
Net loss	$(13,844)	$(12,964)

Revenue

	Three Months Ended March 31,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital Equipment	$4,998	26.2%	$2,015	16.4%	$2,983	148.0%
Disposable	12,430	65.0%	9,019	73.3%	3,411	37.8%
Subtotal Product Revenue	17,428	91.2%	11,034	89.7%	6,394	57.9%
Lease Revenue
Capital Equipment	$644	3.4%	$663	5.4%	$(19)	(2.9)%
Other	392	2.0%	-	-	392	100.0%
Service and Other Revenue	651	3.4%	602	4.9%	49	8.1%
Total Revenue	$19,115	100.0%	$12,299	100.0%	$6,816	55.4%

Revenue increased $6.8 million, or 55.4%, to $19.1 million for the first quarter of 2020 compared to $12.3 million for the first quarter of 2019. The increase in revenue was primarily attributable to a $3.4 million and $3.0 million increase in disposable revenue and capital equipment revenue, respectively. Capital equipment revenue increased 148.0% in the first quarter of 2020 primarily due to increased sales of our Precision Flow units, increased average selling prices in the United States and increased demand due to COVID-19. Disposable revenue increased 37.8% in the first quarter of 2020 primarily driven by an increase in the worldwide installed base of Precision Flow units and increased utilization due to COVID-19.

Revenue information by geography is summarized as follows:

	Three Months Ended March 31,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$14,341	75.0%	$10,049	81.7%	$4,292	42.7%
International	4,774	25.0%	2,250	18.3%	2,524	112.2%
Total Revenue	$19,115	100.0%	$12,299	100.0%	$6,816	55.4%

Revenue generated in the United States increased $4.3 million, or 42.7%, to $14.3 million for the first quarter of 2020, compared to $10.0 million for the first quarter of 2019. Revenue generated in our International markets increased $2.5 million, or 112.2%, to $4.8 million for the first quarter of 2020, compared to $2.3 million for the first quarter of 2019. Both United States and International revenue growth was driven by an increase in single-use disposable sales due to higher installed bases of Precision Flow units and increased utilization as well as an increase in the number of Precision Flow units sold year over year due to COVID-19.

Cost of Revenue and Gross Profit

Cost of revenue increased $2.8 million, or 39.0%, to $9.9 million in the first quarter of 2020 compared to $7.1 million in the first quarter of 2019. These increases were primarily due to higher materials and labor costs due to increased sales volumes of our Precision Flow units and disposables in order to meet COVID-19 demand.

Gross profit increased to 48.2% in the first quarter of 2020 compared to 42.1% in the first quarter of 2019. Gross profit was positively impacted by improved overhead absorption due to higher production capacity and reduced scrap costs due to improved quality control. Partially offsetting these positive factors were higher labor costs and increased supplier freight and expediting fees to meet the rapid increase in production capacity, and to a lesser extent a higher mix of capital equipment and International revenue. Gross profit was also positively impacted by higher average selling prices of disposables in the United States and capital equipment in International markets, partially offset by lower average selling prices of capital equipment in the United States and disposables in International markets.

Research and Development Expenses

Research and development expenses increased $0.1 million, or 2.7%, to $3.4 million in the first quarter of 2020 compared to $3.3 million in the first quarter of 2019. As a percentage of revenue, research and development expenses decreased to 17.6% in the first quarter of 2020 compared to 26.6% in the first quarter of 2019. Research and development expenses were consistent year over year as increased development costs for the Oxygen Assist Module and the Next Generation Hi-VNI system in the first quarter of 2020 were largely offset by the completion of our ProSoft cannulas and Aerosolized Disposable Patient Circuit which were launched in the first quarter of 2020.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.2 million, or 45.4%, to $13.3 million in the first quarter of 2020 compared to $9.2 million in the first quarter of 2019. As a percentage of revenue, sales and marketing expenses decreased to 69.7% in the first quarter of 2020 compared to 74.5% in the first quarter of 2019. The increase in sales and marketing expenses were primarily due to increased sales commissions as a result of increased revenue along with increases in the size of the sales and marketing organization. The increase in sales and marketing expenses was partially offset by a reduction in travel expenses due to COVID-19.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 7.6%, to $5.3 million in the first quarter of 2020 compared to $4.9 million in the first quarter of 2019. As a percentage of revenue, general and administrative expenses decreased to 27.5% in the first quarter of 2020 compared to 39.7% in the first quarter of 2019. The increase in general and administrative expenses was primarily due to increases in employee-related expenses, insurance and reserves for bad debt offset by a reduction in stock-based compensation and travel expenses.

Other Expense, Net

Other expense, net increased $0.3 million, or 36.3%, to $1.1 million in the first quarter of 2020 compared to $0.8 million in the first quarter of 2019. The increase in other expense, net was due to an increase in interest expense related to additional borrowings under our credit facilities and, to a lesser extent, a decrease in interest income due to lower interest rates in the first quarter of 2020 compared to the first quarter of 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $62.2 million and an accumulated deficit of $279.3 million. Our primary sources of capital to date have been from public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from private placements of our convertible preferred stock. On November 16, 2018, we completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million. In August 2019, we completed a public offering of 3,570,750 shares of common stock, which included the full exercise by the underwriters of their option to purchase 465,750 shares of common stock, at a price of $14.50 per share, which raised net proceeds of $48.3 million after deducting the underwriting discount of $3.1 million and offering expenses of $0.4 million. Subsequent to March 31, 2020, we have raised gross proceeds of $10.2 million, or $9.9 million net of commissions, through our ATM Agreement.

As of March 31, 2020, we had $4.5 million of outstanding borrowings and $2.3 million availability under the Amended Revolver Agreement. As of March 31, 2020, we had $42.6 million of term debt outstanding under our Credit Agreement and Guaranty.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,722)	$(9,831)
Investing activities	(1,558)	(2,688)
Financing activities	1,035	11,015
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	-
Net decrease in cash, cash equivalents and restricted cash	$(11,262)	$(1,504)

Operating Activities

The net cash used in operating activities was $10.7 million in the first quarter of 2020 and consisted primarily of a net loss of $13.8 million, offset by $2.7 million in non-cash charges and a decrease of $0.4 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $9.8 million in the first quarter of 2019 and consisted primarily of a net loss of $13.0 million, offset by $2.6 million in non-cash charges and a decrease of $0.6 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first quarter of 2020 and 2019 consisted of purchases of property and equipment of $1.6 million and $1.1 million, respectively. In addition, the net cash used in investing activities in the first quarter of 2019 included $1.6 million to acquire Solus.

Financing Activities

Net cash provided by financing activities was $1.0 million in the first quarter of 2020 and consisted primarily of borrowings of $1.0 million under our short-term line of credit.

Net cash provided by financing activities was $11.0 million in the first quarter of 2019 and consisted of borrowings of $11.3 million under our credit facilities offset by $0.3 million in debt issuance costs.

Indebtedness

Revolving Line of Credit

In November 2016, we entered into the Revolving Facility, which provided for $7.0 million of available borrowings. Availability under the Revolving Facility is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor).

Interest is paid monthly on the average outstanding balance at the Wall Street Journal Prime Rate plus 1.75%, floating, subject to a floor of 3.5%. The interest rate was 5.25% at March 31, 2020.

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

The outstanding balance under the Amended Revolving Facility, as amended, was $4.5 million at March 31, 2020. The remaining amount available to borrow based on eligible receivables was $2.3 million at March 31, 2020. The Amended Revolving Facility, as amended, is secured by substantially all of our assets, excluding intellectual property.

Term Debt

On April 6, 2018, we entered into the Credit Agreement and Guaranty with Perceptive. The Credit Agreement and Guaranty initially provided for a term loan facility in the amount of $42.5 million, available in three tranches, of which the first tranche of $20.0 million was drawn upon closing. This first tranche paid off the borrowings under a former loan arrangement. A second tranche of $10.0 million was drawn on July 20, 2018. The availability of the final tranche of $12.5 million was dependent upon the Company achieving a minimum of $43.2 million in revenue in 2018. On September 27, 2018, the Credit Agreement and Guaranty was amended to remove this revenue requirement and extend the final draw down date to March 31, 2019. We borrowed $2.0 million from this third tranche on September 27, 2018. On March 22, 2019, we drew the remaining $10.5 million under the Amended Credit Agreement and Guaranty increasing the total outstanding balance to $42.5 million. We also entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with our credit card program from $0.3 million to $0.5 million.

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

We were in compliance with all debt covenants under both the Amended Revolving Facility and Amended Credit Agreement and Guaranty at March 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

For further information regarding our critical accounting policies, see Note 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no changes in our accounting policies except for certain new policies or enhanced policy descriptions, which are discussed below related to self-insurance, other lease revenues, and stock compensation expense related to our 2018 Employee Stock Purchase Program.

Insurance

Effective January 1, 2020, we are self-insured for certain obligations related to health insurance. We also purchase stop-loss insurance to protect us from material losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. Our estimates consider expected claim experience and other factors. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. Our liabilities are based on estimates, and, while we believe that our accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, our ability to settle claims or other estimates and judgments used by us could have a material impact on the amount and timing of expense for any period.

Lease Revenue

We enter into agreements to lease our capital equipment. For such sales, we account for revenue under ASC 840, Leases, and assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and we recognize the total value of the lease payments due over the lease term to revenue at the inception of the lease. We record the current value of future lease payments under prepaid expenses and other current assets in the condensed consolidated balance sheets and these amounts totaled $1.0 and $0.9 million at March 31, 2020 and December 31, 2019, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

We also enter into agreements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. In these bundled arrangements, revenue recognized for the sale of the disposables is allocated between disposable revenue and other lease revenue based on the estimated relative stand-alone selling prices of the individual performance obligations.

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors.

We recognize stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (ASC 718). ASC 718 requires all equity-based compensation awards, including grants of restricted shares and stock options, to be recognized as expense in the condensed consolidated statements of comprehensive loss based on their grant date fair values.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of our common stock and an assumed risk-free interest rate. Expected volatility is calculated based on historical volatility of a group of publicly traded companies that we consider a peer group. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as we do not pay, and do not expect to pay, dividends on our common stock. We estimate forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

We recognize stock-based expense for shares issued pursuant to our 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The expected life is determined based on the contractual term. Expected volatility, dividend yield and forfeiture rates are estimated in a manner similar to option grants described above.

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

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is currently no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our 2019 Form 10-K which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2019 Form 10-K.

A pandemic, epidemic or outbreak of an infectious disease, such as the novel coronavirus, or COVID-19, has and may in the future adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business and manufacturing disruption or in an inability to scale our production to meet increased demand in a cost-effective manner or at all, any of which could materially affect our business, financial condition and results of operations. For example, in December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus has now spread globally, with epicenters in Europe and the Middle East early in the fiscal quarter ending March 31, 2020, and more recently, with epicenters in the United States. United States residents and businesses have been hit especially hard in major urban centers like New York City. The spread of COVID-19 has resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of both include without limitation the following:

•

The health and wellbeing of our employees, including our sales representatives and clinical educators who may visit our hospital customers, as well as that of our distributors and suppliers, is at risk– if a critical threshold of our personnel, or the personnel of our distributors or suppliers, were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, it may result in significant business, manufacturing, or distribution disruption.

•

As we scale production to meet increased demand, we are asking employees and suppliers to work extended and unusual hours and we are, and our suppliers may be, onboarding a significant number of personnel. While we require these personnel to complete all required training and education before they begin working, and we believe our suppliers, to the extent applicable, do as well, many of the new personnel do not have prior experience with the specific production skills they are being hired to perform and/or otherwise do not have prior experience manufacturing medical devices, and any of the foregoing may result in a negative impact on our quality management system and product quality in the future.

•

As we scale production to meet increased demand, our employees or suppliers may in the future change production processes to keep up with our production needs in ways that have a negative impact on our quality management system and product quality in the future, or may fail to document such changes, which may result in a negative impact on our quality management system.

•

Our demand has increased at the same time our supply chain has begun to face limitations, which has, and may in the future, result in a shortage of supply, increased costs of products, materials, and components and delays in the timely delivery thereof, which has required us in certain instances to pass through expenses or otherwise increase our pricing for our customers and distributors. Our customers and distributors may reject these pricing increases, negatively impacting our business. Similarly, the demand we place on our suppliers at the same time their sub-suppliers face limitations may in the future lead to our suppliers seeking to pass through expenses or otherwise increase pricing for products, materials, and components we require to meet our production needs.

•

Some of our suppliers may in the future be limited, and at times, precluded, from delivering to us products, materials, and components in the quantities needed on a timely basis, for a variety of reasons, including without limitation an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our suppliers to produce for governmental entities and/or other manufacturers before they produce for us.

•

We have had to develop alternate sources of supply for certain products, materials, and components as a result of the limitations, or complete inability, of some of some of our suppliers to meet our production needs. Although we have successfully been able to develop and validate these alternate sources of supply to date, doing so is time consuming, difficult, and costly, and if we need to develop and validate alternate sources of supply in the future for any reason, including if any of our suppliers were to cease operations altogether, discontinue production of our key products, materials, and/or components, or go into extended backorder, we may not be able to do so in a timeframe acceptable to meet customer demand. Additionally, we have had to go to secondary broker markets for some of our alternative sourcing needs, which represent a greater risk for counterfeit products, materials and/or components. Although we were able to validate the products, materials and/or components we purchased from secondary broker markets to date, we may not be able to do so in the future which may result in a negative impact on our quality management system and product quality.

•

Current demand necessitates weekly and, in some cases, daily shipments of certain products, materials, and/or components from our suppliers to meet our production targets, and we have and may in the future need to shut down production temporarily if there are delays in the shipments of those products, materials and/or components.

•

Federal authorities may restrict our ability to export products outside the United States, which could negatively impact our business, operations, and relationships with our international distributors and customers in a significant and long-term way that we may not be able to rebuild for an extended period of time, or at all.

•

While we have priority shipping status with our carriers, we have experienced shipping delays throughout the United States and internationally, and as a result, there have been and may continue to be delays in our ability to ship our product to customers and distributors in a timely manner, potentially resulting in returned product, and we have and may continue to face extraordinary freight fees, including air freight fees and expedition fees for all modes of transportation.

•

Travel restrictions have impeded our ability to qualify and retain new suppliers or audit our existing suppliers, which might have a negative impact on our quality management system and our product quality in the future.

•

Travel restrictions and hospital limitations or denials of access for non-patients have impacted the ability of our direct sales team and clinical educators in the United States and United Kingdom and our distributors and suppliers in many other countries from accessing physicians and clinicians in order to train them on our products at a time when we are onboarding many new customers who have no prior experience using our products. We have been training our customers on our products through online training modules. We are not certain that these alternative means will be as effective as our standard training methods and in the future, we may see higher complaint rates as a result, particularly from new customers who are less familiar with our products.

•

Travel restrictions have prevented physicians and other caregivers from traveling to attend our training programs, which has resulted in fewer physicians trained on Hi-VNI Technology, and in the United Kingdom and in Europe, on our Oxygen Assist Module.

•

Travel restrictions have impeded our ability to meet with distributors, negatively impacting our business in a number of ways, including without limitation our ability to expand into new geographic territories and train our existing distributors on new products such as the Oxygen Assist Module.

•

Some of our hospital customers in the United States may no longer be able to continue in the future with business operations as usual or at all due to lost business in other parts of their operations, which may negatively impact or eliminate our business with these customers. Similarly, some of our distributors may no longer be able to continue in the future with business operations as usual or at all due to lost business in other parts of their portfolios, which may negatively impact or eliminate our business with these distributors and their customers in the countries they serve.

•

We have asked most employees who are not directly involved in our production, shipping, quality, regulatory, and product development efforts to work from home, which could impact our ability to effectively plan, execute, communicate and maintain our corporate culture. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

•	Stay at home orders have significantly limited the ability of individuals from traveling outside the home which may limit our ability to hire new employees or backfill terminated employees.

•

Our competitors, potentially including companies that we have not previously considered competitors due to their historical operation outside of the respiratory space or even outside of the medical device space entirely, may in the future secure significant purchase agreements from the federal government or various states before we are able to do so, or may be selected instead of us, precluding us from those commercial opportunities.

•

The transmission risk of different respiratory support modalities for COVID-19 has not been studied extensively. Our assessment of the issue suggests that the Precision Flow, its disposable patient circuits, and its accessories, including the Vapotherm Transfer Unit, the Q50 compressor, and, in the United Kingdom and Europe, the Oxygen Assist Module, do not represent a heightened risk, particularly when (1) used in COVID-19 cohorts or when adequately disinfected between patients, and (2) a simple surgical mask is placed over the patient’s nose and mouth while delivering high velocity nasal insufflation, could prove to be incorrect upon further analysis or new third party information.

•

The FDA or any foreign regulatory body may disagree with our interpretation that our promotional materials, sales practices, and training related to the use of our products on patients who are suffering from COVID-19 are on label and they could request we modify our promotional materials, sales practices, or training or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

•

A significant disruption to our business resulting in an inability to build and ship product to customers for an extended period of time may impair our ability to maintain compliance with our debt covenants.

•

Equity and debt markets have experienced significant volatility since the spread of COVID-19 into the United States. Should significant volatility continue or they experience declines due to the economic impact of COVID-19, we may not be able to raise capital at a reasonable valuation or at all.

In addition, the increase in demand we are currently experiencing for our products to treat the respiratory distress of patients suffering from COVID-19 may not continue after the COVID-19 pandemic subsides. Moreover, the increase in demand may result in decreased demand for our products after the COVID-19 pandemic subsides as hospitals may have a large surplus of ventilators and other respiratory support equipment after the pandemic subsides. As a result, any present increase in our revenue may not be sustained and our revenue may significantly decrease after the COVID-19 pandemic subsides, which could have an adverse effect on our business. Any sudden and significant decrease in demand may result in a substantial inventory position, which could also have an adverse effect on our business.

The full extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact, among others. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, such as those relating to our significant amount of indebtedness, our need to generate sufficient cash flows to service our substantial indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, expeditiously and effectively evaluate product complaints and promotional matters, or otherwise prevent new or modified products indications from being developed, cleared or approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to hire, retain, or deploy key leadership and other personnel, expeditiously and effectively evaluate product complaints and promotional matters, or otherwise review and clear or approve new or modified products and indications can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, a dramatic increase in Emergency Use Authorizations or other regulatory submissions, a dramatic increase in the issuance of guidance documents, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may impede the FDA’s ability to expeditiously evaluate product complaints and promotional matters, and may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices or indications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. As another example, following the FDA’s issuance of certain Emergency Use Authorization communications in March 2020 that identified the product code that includes our Precision Flow Hi-VNI system, QAV, on a list of ventilators and/or ventilatory support devices, we prepared a letter-to-file to modify the indications for use of the Precision Flow Hi-VNI system. We believe these modifications are consistent with the FDA’s recent communication and our clinical data. However, to the extent we market the Precision Flow Hi-VNI system using the modified labeling, the possibility exists that the FDA may not agree with the decision that a new clearance or approval was unnecessary for this label revision for any number of reasons, including, without limitation, that we used an inappropriate intended use statement, and as a result may require us to submit a new 510(k) notification, request for de novo classification, premarket approval (PMA) (or PMA supplements or amendments) or subject us to other consequences. In addition, on April 29, 2020 the FDA reached out with an informal inquiry regarding our marketing of the Precision Flow Hi-VNI system. We are in process of responding to that inquiry, but it is possible we will encounter delays or the FDA may ultimately determine that our website or other promotional materials, sales practices, or training constitute the improper promotion of a medical device.

Additionally, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our marketing applications, clinical trial authorizations, emergency use applications, or other regulatory submissions, which could have a material adverse effect on our business.

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

ITEM 6.        EXHIBITS

The exhibits filed as part of this quarterly report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Offer Letter between Vapotherm, Inc. and John Coolidge, dated February 19, 2014

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

May 5, 2020	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

May 5, 2020	By:	/s/ John Landry
John Landry
Vice President and Chief Financial Officer