Form 10-Q
period 2020-06-30
VAPOTHERM INC
filed 2020-08-04
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 29, 2020, there were 25,570,243 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2020

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

•	commercial success and market acceptance of our Precision Flow systems, our Oxygen Assist Module and any future products we may seek to commercialize;
•	competitive companies and technologies in our industry;
•

our ability to increase and sustain the increased production capacity of our Precision Flow systems in response to the increased demand for our Precision Flow systems from the COVID-19 pandemic, and the ability of our carriers to make timely delivery of our Precision Flow systems during the COVID-19 pandemic;

•	our ability to enhance our Precision Flow systems and our Oxygen Assist Module, expand our indications and develop and commercialize additional products;
•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	our ability to accurately forecast customer demand for our products and manage our inventory, particularly in light of the ongoing COVID-19 pandemic;
•

our ability to expand, manage and maintain our direct sales and marketing organizations in the United States and United Kingdom, and to market and sell our Precision Flow systems and Oxygen Assist Module in markets outside of the United States;

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
•

our ability to establish and maintain intellectual property protection for our high velocity therapy, Precision Flow systems and our Oxygen Assist Module, and our ability to avoid claims of infringement;

•	the volatility of the trading price of our common stock; and
•	our expectations about market trends.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, this Quarterly Report on Form 10-Q, and in our other filings with the SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use “Vapotherm,” “Precision Flow,” “High Velocity Therapy”, “HVT”, “Hi-VNI,” “OAM,” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, and this Quarterly Report on Form 10-Q. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc. and its consolidated subsidiary unless stated or the context otherwise requires.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$148,344	$71,655
Accounts receivable, net	16,452	8,243
Inventories	18,641	9,137
Prepaid expenses and other current assets	4,500	4,066
Total current assets	187,937	93,101
Property and equipment, net	17,204	15,086
Restricted cash	1,853	1,852
Goodwill	547	588
Intangible assets, net	275	353
Deferred income tax assets	66	66
Other long-term assets	954	844
Total assets	$208,836	$111,890
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,789	$3,375
Contract liabilities	261	137
Accrued expenses and other current liabilities	15,801	9,187
Short-term line of credit	4,492	3,491
Total current liabilities	27,343	16,190
Long-term loans payable, net	41,929	41,787
Other long-term liabilities	604	174
Total liabilities	69,876	58,151
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of June 30, 2020 and December 31, 2019, 25,493,058 and 20,851,531 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	26	21
Additional paid-in capital	426,282	319,115
Accumulated other comprehensive income (loss)	(31)	44
Accumulated deficit	(287,317)	(265,441)
Total stockholders' equity	138,960	53,739
Total liabilities and stockholders’ equity	$208,836	$111,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$35,152	$11,986	$54,267	$24,285
Cost of revenue	17,544	6,527	27,442	13,647
Gross profit	17,608	5,459	26,825	10,638
Operating expenses
Research and development	3,895	3,167	7,257	6,440
Sales and marketing	14,858	9,432	28,175	18,593
General and administrative	5,627	4,532	10,878	9,411
Total operating expenses	24,380	17,131	46,310	34,444
Loss from operations	(6,772)	(11,672)	(19,485)	(23,806)
Other (expense) income
Foreign currency loss	(25)	-	(1)	(9)
Interest income	60	213	185	416
Interest expense	(1,295)	(1,421)	(2,590)	(2,445)
Other	-	-	15	-
Net loss	$(8,032)	$(12,880)	$(21,876)	$(25,844)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	2	(75)	2
Total other comprehensive income (loss)	$(4)	$2	$(75)	$2
Total comprehensive loss	$(8,036)	$(12,878)	$(21,951)	$(25,842)

Net loss per share attributable to common stockholders - basic and diluted	$(0.35)	$(0.76)	$(0.99)	$(1.52)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	23,090,613	17,055,628	21,986,774	17,019,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock upon exercise of warrants	24,687		40			40
Issuance of restricted stock	40,931		58			58
Stock-based compensation expense			1,447			1,447
Foreign currency translation adjustments				(71)		(71)
Net loss					(13,844)	(13,844)
Balance at March 31, 2020	20,917,149	$21	$320,660	$(27)	$(279,285)	$41,369

Issuance of common stock in connection with public offering, net	3,852,500	4	93,823	-	-	93,827
Issuance of common stock in connection with at-the-market offering, net	511,648	1	9,783	-	-	9,784
Issuance of common stock upon exercise of options	99,206	-	227	-	-	227
Issuance of common stock under the Employee Stock Purchase Plan	36,389	-	359	-	-	359
Issuance of common stock upon exercise of warrants	41,066	-	-	-	-	-
Issuance of restricted stock	35,100	-	53	-	-	53
Stock-based compensation expense	-	-	1,377	-	-	1,377
Foreign currency translation adjustments	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(8,032)	(8,032)
Balance at June 30, 2020	25,493,058	$26	$426,282	$(31)	$(287,317)	$138,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$-	$(214,382)	$51,561
Issuance of common stock warrants			293			293
Issuance of stock upon exercise of options	268	-	-		-	-
Issuance of restricted stock	116,580	-	226		-	226
Stock-based compensation expense	-	-	1,903		-	1,903
Net loss	-	-	-		(12,964)	(12,964)
Balance at March 31, 2019	16,899,685	$17	$268,348	$-	$(227,346)	$41,019

Issuance of common stock upon exercise of warrants	12,164	-	-	-	-	-
Issuance of common stock upon exercise of options	122,497	-	193	-	-	193
Issuance of common stock upon repayment of non-recourse loan	79,854	-	144	-	-	144
Issuance of restricted stock	52,168	-	159	-	-	159
Stock-based compensation expense	-	-	712	-	-	712
Foreign currency translation adjustments	-	-	-	2	-	2
Net loss	-	-	-	-	(12,880)	(12,880)
Balance at June 30, 2019	17,166,368	$17	$269,556	$2	$(240,226)	$29,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(21,876)	$(25,844)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,824	2,615
Depreciation and amortization	2,148	1,407
Provision for bad debts	282	64
Provision for inventories	(327)	697
Loss on disposal of property and equipment	3	81
Amortization of discount on debt	127	108
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,542)	144
Inventories	(9,204)	2,292
Prepaid expenses and other assets	(547)	398
Accounts payable	3,380	(1,229)
Contract liabilities	125	(16)
Accrued expenses and other current liabilities	6,932	397
Net cash used in operating activities	(24,675)	(18,886)
Cash flows from investing activities
Purchases of property and equipment	(3,839)	(2,164)
Acquisition of business, net of cash acquired	-	(1,560)
Net cash used in investing activities	(3,839)	(3,724)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offering, net	94,156	-
Proceeds from issuance of common stock in connection with at-the-market offering, net	9,926	-
Common stock offering costs	(471)	-
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	359	-
Short-term line of credit	995	(7)
Proceeds from exercise of stock options and purchase of restricted stock	267	337
Proceeds on loans	-	10,500
Debt issuance costs	-	(322)
Net cash provided by financing activities	105,232	10,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	76,690	(12,115)
Cash, cash equivalents and restricted cash
Beginning of period	73,507	60,022
End of period	$150,197	$47,907
Supplemental disclosures of cash flow information
Interest paid during the period	$2,422	$2,290
Property and equipment purchases in accounts payable and accrued expenses	$341	$115
Issuance of warrants in conjunction with debt draw down	-	$293
Issuance of common stock upon vesting of restricted stock	$111	$385

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) was founded in 1993 and reincorporated under the laws of the State of Delaware in 2013. Since inception, the Company has focused on the development and commercialization of its proprietary high velocity products that are used to treat patients of all ages suffering from respiratory distress. The Company’s high velocity therapy delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. The Company’s Precision Flow systems, which use high velocity therapy, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting.

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. The Company generates revenue from sales of its Precision Flow systems and related disposable products utilized with its Precision Flow systems. The Company also generates revenue from sales of the Precision Flow system’s companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adaptors. The Company offers different options to its hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

The Company sells Precision Flow systems to hospitals through a direct sales force in the United States and in the United Kingdom and through distributors in select other countries outside of the United States and United Kingdom. In addition, the Company utilizes clinical educators who are typically experienced users of high velocity therapy and who focus on medical education efforts to facilitate adoption and increase utilization. The Company is focused on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency department (“ED”) and adult, pediatric and neonatal intensive care units (the “ICUs”). The Company’s relationship with these clinicians is particularly important, as it enables its products to follow patients through the care continuum.

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus (“COVID-19”). The Company’s high velocity therapy is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Journal of the American Medical Association published data from mainland China in April 2020 suggesting that 19% of all COVID-19 patients experience respiratory distress and require some amount of respiratory support. The Company’s hospital customers around the world are using its technology to support the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients using a limited number of ventilators. As a result, the Company has seen a significant increase in worldwide demand for its products from both new and existing accounts in the first six months of 2020.

Since inception, the Company has financed its operations primarily through public offerings of its common stock, private placements of its convertible preferred stock, sales of its Precision Flow systems and amounts borrowed under its credit facilities. The Company has devoted the majority of its resources to research and development activities related to its Precision Flow systems, including regulatory initiatives and sales and marketing activities. The Company has invested heavily in its sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of its high velocity therapy products and expanded its digital marketing initiatives and medical education programs.

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, risks relating to the successful development and commercialization of its Precision Flow products, fluctuations in operating results and financial risks, protection of proprietary knowledge and patent risks, dependence on key personnel and collaborative partners, competition, technological and manufacturing risks, customer acceptance and demand, compliance with the Food and Drug Administration and other governmental regulations, management of growth and effectiveness of marketing by the Company and by third parties.

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

On December 20, 2019, the Company entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as its sales agents. During April 2020, the Company sold 511,648 shares of common stock pursuant to the ATM Agreement for gross proceeds of $10.2 million, or $9.8 million net of commissions and offering expenses.

In May 2020, the Company completed a public offering of 3,852,500 shares of common stock, which included the full exercise by the underwriters of their option to purchase 502,500 shares of common stock, at a price of $26.00 per share, which raised net proceeds of $93.8 million after deducting the underwriting discount of $6.0 million and offering expenses of $0.3 million.

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

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States total $0.1 million as of each of June 30, 2020 and December 31, 2019.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2020, and the condensed consolidated statements of comprehensive loss, stockholders’ equity and of cash flows for the three and six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2019 have been reclassified to conform to the presentation in 2020.

Concentrations of Credit Risk

As of June 30, 2020, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature and market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At June 30, 2020, deposits exceed the amount of any insurance provided.

The Company extends credit to customers in the normal course of business but does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of the Company’s customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. In some cases, the Company makes allowances for specific customers based on these and other factors. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For our non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of June 30, 2020, $0.5 million of our $150.2 million of cash, cash equivalents and restricted cash balance was located outside the United States.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$148,344	$71,655
Restricted cash	1,853	1,852
Total cash, cash equivalents, and restricted cash	$150,197	$73,507

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at time of sale. The warranty liability is included within accrued expenses and other liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2019 to June 30, 2020 is as follows:

Balance at December 31, 2019	$225
Provisions for warranty obligations	670
Settlements	(127)
Balance at June 30, 2020	$768

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic, Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases out to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Under Financial Accounting Standard Board (“FASB”) Accounting Standards Codifications (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. The Company’s standard payment terms are generally 30 days from the date of sale.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the six months ended June 30, 2020 or 2019.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply the practical expedient in paragraph ASC 340-40-25-4 and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 840, Leases, and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the total value of the lease payments due over the lease term to revenue at the inception of the lease. The Company records the current value of future lease payments under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $1.8 and $0.9 million at June 30, 2020 and December 31, 2019, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended June 30, 2020 and 2019 was $0.8 and $0.2 million, respectively. Shipping and handlings costs for the six months ended June 30, 2020 and 2019 totaled $1.1 and $0.5 million, respectively.

Sales and Value-Added Taxes

When required by local jurisdictions, the Company bills its customers for sales tax and value-added tax calculated on each sales invoice and records a liability for the sales and value-added tax payable, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. Sales tax and value-added tax billed to a customer are not included in the Company’s revenue.

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

Product and service revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value amount method to which the Company expects to be entitled. As such, revenue on sales is recorded net of prompt pay discounts and payments made to GPOs, IDNs and distributors. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Determination of whether to include estimated amounts in the transaction price is based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company believes that the estimates it has established are reasonable based upon current facts and circumstances. Applying different judgments to the same facts and circumstances could result in different estimates.

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options, restricted stock, unrestricted stock, stock units, including restricted stock units, and stock appreciation rights to employees, consultants and non-employee directors. The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards, including grants of restricted shares and stock options, to be recognized as expense in the condensed consolidated statements of comprehensive loss based on their grant date fair values.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company recognizes stock-based expense for shares issued pursuant to its 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option pricing model. The expected life is determined based on the contractual term. Dividend yield and forfeiture rates are estimated in a manner similar to option grants described above and expected volatility is based on the Company’s historical volatility.

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

The Company accounts for uncertainty in income taxes recognized in the condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

The Company’s major tax jurisdictions are the United States, New Hampshire and the United Kingdom. There is no provision or benefit for income taxes for the three or six months ended June 30, 2020 or 2019 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through June 30, 2020 or December 31, 2019 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

Recently Issued Accounting Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company expects it will no longer qualify as an EGC as of December 31, 2020 and, at that time, will begin to adopt accounting pronouncements at dates applicable to public companies.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Leases (Topic 842):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definitions of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) (“ASU 2018-11”) which provided another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which defers the effective date for ASU 2016-02 to annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022 for private companies or EGCs following private company adoption dates. The standard was effective for public companies for periods beginning after December 31, 2018. The new standard originally required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of the initial application. The Company expects to adopt the new standard in the fourth quarter of 2020. The Company is in the process of adopting the new standard, including evaluating completeness, measuring the impacts, establishing incremental borrowing rates, and designing and implementing processes and controls for adoption and post adoption periods. The Company expects the most significant effects of adoption to relate to (1) the recognition of new right-of-use assets and lease liabilities on the balance sheet for the Company’s facilities and certain other operating leases; and (2) the need to provide new disclosures about the Company’s leasing activities related to the amount, timing and uncertainty of cash flows arising from leases.

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022 for private companies, EGCs following private company adoption dates, or public entities meeting the definition of smaller reporting companies as of the date of issuance of this update. The Company has not yet determined the effects, if any, that the adoption of ASU 2016-13 may have on its financial position, results of operations, cash flows, or disclosures.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Pro Forma Financial Information

The following unaudited pro forma information for the three and six months ended June 30, 2019 presents consolidated information as if the Solus acquisition occurred on January 1, 2019, which is the first day of the Company’s fiscal year 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net revenue	$11,986	$24,522
Net loss	$(12,880)	$(25,788)
Net loss per share, basic	$(0.76)	$(1.52)

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

The Company’s cash equivalents primarily consist of money market deposits which total approximately $132.8 million at June 30, 2020 and are valued based on Level 1 of the fair value hierarchy. As described in Note 8 “Debt”, during 2019, the Company granted warrants to purchase 19,789 shares of common stock in connection with an amendment to its financing arrangement. These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	2.4%
Expected stock price volatility	60.9%
Expected term (years)	10.0

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2020	December 31, 2019
United States	$10,614	$5,574
International	6,428	2,908
Total accounts receivable	17,042	8,482
Less: Allowance for doubtful accounts	(590)	(239)
Accounts receivable, net of allowance for doubtful accounts	$16,452	$8,243

No individual customer accounted for 10% or more of revenue for the three or six months ended June 30, 2020 or 2019. No individual customers accounted for 10% or more of total accounts receivable at either June 30, 2020 or December 31, 2019.

6. Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Component parts	$9,010	$4,948
Finished goods	9,631	4,189
Total inventory	$18,641	$9,137

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2020 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2019	$588	$353
Acquired during the period	-	-
Amortization	-	(56)
Foreign currency exchange rate changes	(41)	(22)
Balance at June 30, 2020	$547	$275

The following table presents a summary of acquired intangible assets:

	As of June 30, 2020
	Period of amortization	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83	$423	$(148)
Total identifiable intangible assets		$423	$(148)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8. Debt

Revolving Credit Line

On November 16, 2016, the Company entered a Business Financing Agreement (the “Revolver Agreement”) with Western Alliance Bank, an Arizona corporation, which replaced its then-existing revolving line of credit. The Revolver Agreement made available $7.0 million of revolving credit upon the closing date. Availability under the Revolver Agreement is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor). The original maturity date was September 30, 2018. The Company refinanced the Revolver Agreement in April 2018, increasing the credit line to $7.5 million and extending the maturity date to September 30, 2020 (the “Amended Revolver Agreement”). The principal is due upon maturity. On March 22, 2019, the Company entered into an amendment to the Amended Revolver Agreement (as amended, the “2019 Amended Revolver Agreement”), which increased the allowable permitted indebtedness under the 2019 Amended Revolver Agreement in connection with the Company’s credit card program from $0.3 million to $0.5 million. On July 7, 2020, the Company entered into a second amendment to the Amended Revolver Agreement (as amended, the “2020 Amended Revolver Agreement”) which, under certain circumstances, reduces the amount of funds required to be held on deposit with Western Alliance Bank.

At June 30, 2020 the interest rate was 5.25%. The outstanding balance under the 2020 Amended Revolver Agreement was $4.5 million at June 30, 2020 and there was $3.0 million remaining availability based on eligible receivables. At December 31, 2019, the interest rate was 6.50%. The outstanding balance under the 2019 Amended Revolver Agreement was $3.5 million at December 31, 2019 and the remaining availability based on eligible receivables was $0.8 million. The 2020 Amended Revolver Agreement requires the Company to comply with a minimum liquidity covenant at all times. As of June 30, 2020, the Company was in compliance with all covenants.

The 2020 Amended Revolving Agreement is secured by substantially all of the Company’s assets, excluding intellectual property.

Term Loans

On April 6, 2018, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, which paid off a former loan agreement in full. In connection with this draw down, the Company granted Perceptive warrants to purchase 37,693 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and would have expired in April 2028.

On July 20, 2018, pursuant to the Credit Agreement and Guaranty, the Company drew down the second tranche of $10.0 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 18,846 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and would have expired in July 2028.

On September 27, 2018, the Company entered into the first amendment to the Credit Agreement and Guaranty (as amended, the “Amended Credit Agreement and Guaranty”) with Perceptive. Pursuant to the Amended Credit Agreement and Guaranty, the Company was permitted to draw the final $12.5 million of availability at any time through March 31, 2019 and the minimum 2018 revenue requirement of $43.2 million that was required to draw down the final tranche was eliminated. Concurrently with the closing of the Amendment, the Company drew down $2.0 million of the remaining $12.5 million available. In connection with this draw down, the Company granted to Perceptive warrants to purchase 3,769 shares of its Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and would have expired in September 2028.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

On March 22, 2019, the Company drew the remaining $10.5 million of availability under the Amended Credit Agreement and Guaranty. In connection with this draw down, the Company granted Perceptive warrants to purchase 19,789 shares of common stock. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and would have expired in March 2029.

On March 22, 2019, the Company entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with the Company’s credit card program from $0.3 million to $0.5 million.

On June 10, 2020, Perceptive exercised all of its outstanding warrants. See Note 10 “Warrants” for further details.

On June 16, 2020, the Company entered into a third amendment to the Amended Credit Agreement and Guaranty (the “2020 Amended Credit Agreement and Guaranty”), which amended the prepayment premium by clarifying the methodology for calculating Perceptive’s annualized internal rate of return under the term loan.

Pursuant to the 2020 Amended Credit Agreement and Guaranty, the outstanding principal amount accrues interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. At June 30, 2020, the interest rate was 10.81%. The outstanding balance, including accretion of the additional final payment due upon maturity and described below, was $42.6 million at June 30, 2020 and there was no remaining availability. The 2020 Amended Credit Agreement and Guaranty is secured by substantially all of the Company’s assets, including intellectual property.

On the maturity date, in addition to the payment of principal and accrued interest, the Company will be required to make a payment of 0.5% of the total amount borrowed under the 2020 Amended Credit Agreement and Guaranty unless the Company has already made such a payment in connection with an acceleration or prepayment of borrowings under the agreement. In the event the Company prepays all or part of the amounts borrowed under the 2020 Amended Credit and Guaranty prior to the maturity date, the Company will be subject to additional prepayment fees which decrease as the time to maturity decreases. The 2020 Amended Credit Agreement and Guaranty requires the Company to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. As of June 30, 2020, the Company was in compliance with all covenants.

The annual principal maturities of the Company’s term loans as of June 30, 2020 are as follows:

2020	-
2021	-
2022	-
2023	42,592
Less: Discount on loans payable	(663)
Long-term loans payable	$41,929

9. Commitments and Contingencies

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

10. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	182,076	$14.84
Warrants granted	-	-
Warrants exercised	(80,097)	15.92
Outstanding at June 30, 2020	101,979	$14.00

On June 10, 2020, a warrant to purchase 80,097 shares of common stock was exercised on a net exercise basis. Upon exercise, the exercise price of $15.92 per share was satisfied through the Company’s withholding of 39,031 of the warrant shares and issuing 41,066 shares of common stock.

On July 10, 2020, a warrant to purchase 20,891 shares of common stock held was exercised on a net exercise basis. Upon exercise, the exercise price of $14.00 per share was satisfied through the Company’s withholding of 6,905 of the warrant shares and issuing 13,986 shares of common stock to the holder.

11. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020			2020
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$14,079	$5,226	$19,305	$17,380	$6,923	$24,303
Disposable	9,441	3,722	13,163	19,135	6,458	25,593
Subtotal Product Revenue	23,520	8,948	32,468	36,515	13,381	49,896
Lease Revenue						-
Capital Equipment	1,620	14	1,634	2,247	31	2,278
Other	435	76	511	752	151	903
Service and Other Revenue	107	432	539	509	681	1,190
Total Revenue	$25,682	$9,470	$35,152	$40,023	$14,244	$54,267

	Three Months Ended June 30,			Six Months Ended June 30,
	2019			2019
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$1,599	$1,046	$2,645	$3,109	$1,551	$4,660
Disposable	6,514	2,016	8,530	14,061	3,488	17,549
Subtotal Product Revenue	8,113	3,062	11,175	17,170	5,039	22,209
Lease Revenue	284	-	284	947	-	947
Service and Other Revenue	281	246	527	610	519	1,129
Total Revenue	$8,678	$3,308	$11,986	$18,727	$5,558	$24,285

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total revenue.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The following table presents changes in contract liabilities during the six months ended June 30, 2020:

	Contract Liabilities	Deferred Revenue
Balance at December 31, 2019	$137	$344
Additions	261	1,195
Subtractions	(137)	(469)
Balance at June 30, 2020	$261	$1,070

12. Stock-Based Compensation

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$74	$27	$145	$138
Research and development	199	(10)	400	255
Sales and marketing	480	246	920	759
General and administrative	624	449	1,359	1,463
Total	$1,377	$712	$2,824	$2,615

Stock Options

The Company granted options to purchase 938,910 shares of common stock at exercise prices ranging from $10.60 to $39.01 per share, with a weighted average exercise price of $12.47 per share, during the six months ended June 30, 2020. The Company granted options to purchase 776,196 shares of common stock at exercise prices ranging from $17.15 to $19.28 per share, with a weighted average exercise price of $17.18 per share, during the six months ended June 30, 2019. The weighted average fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $9.16 and $11.97, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Six Months Ended June 30,
	2020	2019
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.7%	2.5%
Expected stock price volatility	87.6%	70.0%
Expected term (years)	6.1	7.1

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Restricted Stock

A summary of restricted stock activity for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	229,913	$3.76
Granted/purchased	53,445	13.31
Vested	(76,063)	3.44
Canceled	(500)	10.97
Unvested at June 30, 2020	206,795	$4.02

Employee Stock Purchase Plan

In connection with our initial public offering in November 2018, the Company’s board of directors adopted the ESPP and a total of 166,500 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lessor of (i) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (ii) the number of shares of common stock determined by the Company’s board of directors up to such an initial maximum of 1,741,300 shares of common stock. The number of shares of common stock reserved under the plan at June 30, 2020 totals 512,048.

The ESPP provides for successive discreet offering periods of approximately six months or as determined by the plan administrator. The first offering period began on January 2, 2020. As of June 30, 2020, 36,389 shares of common stock were purchased by employees under the ESPP at a price of $9.88 per share, resulting in cash proceeds of $0.4 million.

The ESPP permits eligible employees to elect to purchase shares of common stock through fixed whole percentage contributions from eligible compensation during each offering period, not to exceed 10% of the eligible compensation a participant receives during an offering period and not to accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the grant date(s)) for each calendar year. A participant may purchase the lower of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 5,000 shares, or (c) such other lesser maximum number of shares as shall have been established by the plan administrator.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2020:

Expected dividend yield	0.0%
Risk free interest rate	0.2% - 1.6%
Expected stock price volatility	107.9% - 115.8%
Expected term (years)	0.4 - 0.5

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13. Net Loss Per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2020	2019
Options to purchase common stock	1,826,614	1,397,432
Warrants to purchase common stock	101,979	182,076
Unvested restricted stock	206,795	305,220
Employee stock purchase plan shares	19,473	-
	2,154,861	1,884,728

14. Related Party Transactions

See Note 8 “Debt” for a discussion of the Company’s Amended Credit Agreement and Guaranty and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended June 30, 2020, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2019 Form 10-K filed with the SEC on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, and this Quarterly Report on Form 10-Q.

Vapotherm, Inc. is a global medical technology company focused on the development and commercialization of our proprietary high velocity therapy products that are used to treat patients of all ages suffering from respiratory distress. Our high velocity therapy delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use high velocity therapy, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of June 30, 2020, more than 2.3 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 22,000 capital units.

The efficacy of Vapotherm’s products is supported by a significant body of clinical evidence across multiple patient populations suffering from respiratory distress. We have developed the only high velocity nasal insufflation device clinically validated as an alternative to non-invasive positive pressure ventilation (“NIPPV”) while addressing many of its limitations, including through our sponsored 204 patient, multisite randomized controlled trial in the emergency department (“ED”) which was published in the July 2018 issue of Annals of Emergency Medicine. Additionally, in April 2020 Heart and Lung, the Journal of Cardiopulmonary and Acute Care, published a subgroup analysis from this ED study that showed high velocity therapy may provide ventilatory support similar to NIPPV in patients presenting with acute hypercapnic respiratory failure.

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus (“COVID-19”). Vapotherm’s high velocity therapy is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Journal of the American Medical Association published data from mainland China in April 2020 suggesting that 19% of all COVID-19 patients experience respiratory distress and require some amount of respiratory support. Our hospital customers around the world are using our technology to treat the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients to a limited number of ventilators. As a result, we have seen a significant increase in worldwide demand for our products from both new and existing accounts in the first six months of 2020. Our operations team, with support from our primarily domestic supply chain, has increased our production capacity to more than twenty times our pre-COVID-19 production capacity, including adding additional shifts and production lines. Looking ahead, our focus is on managing our production levels and supply chain to meet customer demand during this pandemic. The recent increase in demand for our products has been accompanied by gross profit headwinds, such as increases in air freight costs and expediting fees for components, a higher mix of capital equipment and international revenue, and many related risks to our business. The full extent of the impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact, among others.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. We also initiated a limited release of our Oxygen Assist Module to certain United Kingdom neonatal intensive care unit accounts in the first quarter of 2020 and to certain adult intensive care unit accounts in Germany and Austria in the second quarter of 2020 for adult hypoxic patients, and we may expand those limited releases to additional United Kingdom and European accounts. The Oxygen Assist Module is designed to be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. Our Oxygen Assist Module is designed to help clinicians maintain the pulse oxygen saturation (“SpO2”) within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen. We intend to fully launch the Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020, at which time we believe we will begin generating revenue from the product.

In the United States, the Oxygen Assist Module was granted Breakthrough Device Designation by the United States Food and Drug Administration (“FDA”) on April 2, 2020 for the following indication: The Oxygen Assist Module (OAM) is an optional module used only with the Vapotherm Precision Flow and is indicated for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of blood oxygen saturation. OAM is intended to treat pediatric patients (neonates and infants ≥1000g) in monitored clinical environments (e.g., NICU). We are continuing to work on an Investigational Device Exemption and, if authorized, plan to initiate a neonate study by the end of the year.

We generate revenue from sales of our Precision Flow systems and the related disposable products utilized with our Precision Flow systems. To a lesser extent, we generate revenue from sales of the Precision Flow system’s companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adaptors. We offer different options to our hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to the financed purchase of Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and through distributors in other select countries outside of the United States and United Kingdom. We intend to fully launch our Oxygen Assist Module commercially throughout the United Kingdom and Europe by the end of 2020 through a direct sales organization in the United Kingdom and through distributors in other select countries in Europe. In addition, we have clinical educators who are experienced users of high velocity therapy and who focus on our medical education efforts to facilitate adoption and increase utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. We have sold our Precision Flow systems to over 1,600 hospitals across the United States, where they have been primarily deployed in the ICU setting.

We assemble our Precision Flow systems in our facility in New Hampshire and we rely on third-party suppliers for a majority of the components of our products, including many single source suppliers. Historically, we maintained higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we were subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. Currently, however, as we seek to fulfill increased demand in connection with the COVID-19 pandemic, there have been times where we were not able to carry higher levels of inventory, and as a result, we have experienced and may in the future experience supply interruptions. We currently ship our Precision Flow systems from our facility in New Hampshire directly to our United States customers and many of our international distributors on a purchase order basis. Warehousing and shipping operations for some of our international distributors are handled by a third-party vendor with facilities located in the Netherlands. While our customers have the right to return purchased products subject to a restocking fee, our historical return experience has been immaterial. However, although we have priority shipping status with our carriers, as a result of the COVID-19 pandemic, we have experienced, and may in the future experience, shipping delays throughout the United States and internationally, and as a result, there have been and may in the future be delays in our ability to ship our product to customers and distributors in a timely manner, which may potentially result in a greater percentage of returned product than we have historically experienced.

Since inception, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our high velocity therapy products and expanded our digital marketing initiatives and medical education programs. For the second quarter of 2020, we generated revenue of $35.2 million and had a net loss of $8.0 million compared to revenue of $12.0 million and a net loss of $12.9 million for the second quarter of 2019. Our accumulated deficit as of June 30, 2020 was $287.3 million. In the second quarter of 2020, 73.1% of our revenue was derived in the United States and 26.9% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our high velocity therapy products, support regulatory submissions and demonstrate the clinical efficacy of our new products. In addition, as we seek to maintain our current increased production capacity and explore further expansion thereof to satisfy COVID-19 related demand, we expect to continue to make investments in our production capabilities. Because of these and other factors, we expect to continue to incur net losses for the next several years and we may require additional funding, which may include future equity, including sales under our at-the-market sales agreement with Jefferies LLC dated December 20, 2019 under which we may offer and sell from time to time our common stock having aggregate sales proceeds of up to $50.0 million, and debt financings. During the first six months of 2020, the Company sold 511,648 shares of its common stock through its at-the-market stock offering program. The sales generated net proceeds of approximately $9.8 million, net of sales commissions and offering expenses. As of June 30, 2020, there was approximately $39.7 million in remaining capacity under the at-the-market stock offering program.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue	$35,152	$11,986	$54,267	$24,285
Cost of revenue	17,544	6,527	27,442	13,647
Gross profit	17,608	5,459	26,825	10,638
Operating expenses
Research and development	3,895	3,167	7,257	6,440
Sales and marketing	14,858	9,432	28,175	18,593
General and administrative	5,627	4,532	10,878	9,411
Total operating expenses	24,380	17,131	46,310	34,444
Loss from operations	(6,772)	(11,672)	(19,485)	(23,806)
Other expense, net	(1,260)	(1,208)	(2,391)	(2,038)
Net loss	$(8,032)	$(12,880)	$(21,876)	$(25,844)

Revenue

	Three Months Ended June 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital Equipment	$19,305	54.9%	$2,645	22.0%	$16,660	629.9%
Disposable	13,163	37.5%	8,530	71.2%	4,633	54.3%
Subtotal Product Revenue	32,468	92.4%	11,175	93.2%	21,293	190.5%
Lease Revenue
Capital Equipment	$1,634	4.6%	$284	2.4%	$1,350	475.35%
Other	511	1.5%	-	-	511	100.0%
Service and Other Revenue	539	1.5%	527	4.4%	12	2.3%
Total Revenue	$35,152	100.0%	$11,986	100.0%	$23,166	193.3%

Revenue increased $23.2 million, or 193.3%, to $35.2 million for the second quarter of 2020 compared to $12.0 million for the second quarter of 2019. The increase in revenue was primarily attributable to a $16.7 million and $4.6 million increase in capital equipment and disposable revenue, respectively. Capital equipment revenue increased 629.9% in the second quarter of 2020 primarily due to increased sales of our Precision Flow units as a result of increased demand related to the COVID-19 pandemic and increased average selling prices in both the United States and International markets. Disposable revenue increased 54.3% in the second quarter of 2020 primarily driven by an increase in the worldwide installed base of Precision Flow units and increased utilization due to the COVID-19 pandemic. Lease revenue also increased primarily due to a higher volume of leases of our Precision Flow units and, to a lesser extent, due to higher utilization of disposables for Precision Flow units under placement arrangements.

Revenue information by geography is summarized as follows:

	Three Months Ended June 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$25,682	73.1%	$8,678	72.4%	$17,004	195.9%
International	9,470	26.9%	3,308	27.6%	6,162	186.3%
Total Revenue	$35,152	100.0%	$11,986	100.0%	$23,166	193.3%

Revenue generated in the United States increased $17.0 million, or 195.9%, to $25.7 million for the second quarter of 2020, compared to $8.7 million for the second quarter of 2019. Revenue generated in our International markets increased $6.2 million, or 186.3%, to $9.5 million for the second quarter of 2020, compared to $3.3 million for the second quarter of 2019. Both United States and International revenue growth was primarily driven by an increase in the number of Precision Flow units sold year over year due to the COVID-19 pandemic, an increase in single-use disposable sales due to higher installed bases of Precision Flow units, and increased average selling prices.

	Six Months Ended June 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital	$24,303	44.8%	$4,660	19.2%	$19,643	421.5%
Disposable	25,593	47.1%	17,549	72.3%	8,044	45.8%
Subtotal Product Revenue	49,896	91.9%	22,209	91.5%	27,687	124.7%
Lease Revenue
Capital Equipment	2,278	4.2%	947	3.9%	1,331	140.5%
Other	903	1.7%	-	-	903	100.0%
Service and Other Revenue	1,190	2.2%	1,129	4.6%	61	5.4%
Total Revenue	$54,267	100.0%	$24,285	100.0%	$29,982	123.5%

Revenue increased $30.0 million, or 123.5%, to $54.3 million for the first six months of 2020 compared to $24.3 million for the first six months of 2019. The increase in revenue was primarily attributable to a $19.6 million and $8.0 million increase in capital equipment and disposable revenue, respectively. Capital equipment revenue increased 421.5% in the first six months of 2020 primarily due to increased sales of our Precision Flow units as a result of increased demand related to the COVID-19 pandemic and increased average selling prices. Disposable revenue increased 45.8% in the first six months of 2020 primarily driven by an increase in the worldwide installed base of Precision Flow units due to the COVID-19 pandemic. Lease revenue also increased primarily due to a higher volume of leases of our Precision Flow units and, to a lesser extent, due to higher utilization of disposables for Precision Flow units under placement arrangements.

Revenue information by geography is summarized as follows:

	Six Months Ended June 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$40,023	73.8%	$18,727	77.1%	$21,296	113.7%
International	14,244	26.2%	5,558	22.9%	8,686	156.3%
Total Revenue	$54,267	100.0%	$24,285	100.0%	$29,982	123.5%

Revenue generated in the United States increased $21.3 million, or 113.7%, to $40.0 million for the first six months of 2020, compared to $18.7 million for the first six months of 2019. Revenue generated in our International markets increased $8.7 million, or 156.3%, to $14.2 million for the first six months of 2020, compared to $5.6 million for the first six months of 2019. Both United States and International revenue growth was primarily driven by an increase in the number of Precision Flow units sold year over year due to COVID-19 as well as an increase in single-use disposable sales due to higher installed bases of Precision Flow units.

Cost of Revenue and Gross Profit

Cost of revenue increased $11.0 million, or 168.8%, to $17.5 million in the second quarter of 2020 compared to $6.5 million in the second quarter of 2019. Cost of revenue increased $13.8 million, or 101.1%, to $27.4 million in the first six months of 2020 compared to $13.6 million in the first six months of 2019. These increases were primarily due to higher materials and labor costs due to a rapid increase in sales volumes of our Precision Flow units and disposables in order to meet demand related to the COVID-19 pandemic.

Gross profit increased to 50.1% in the second quarter of 2020 compared to 45.5% in the second quarter of 2019. Gross profit increased to 49.4% in the first six months of 2020 compared to 43.8% in the first six months of 2019. Gross profit was positively impacted by improved overhead absorption due to higher production throughput. Partially offsetting these positive factors were higher labor costs and increased supplier freight and expediting fees to meet the rapid increase in production capacity, and to a lesser extent a higher mix of Precision Flow systems. Gross profit was also positively impacted by higher average selling prices of capital equipment in the United States and International markets, partially offset by lower average selling prices of disposables in International markets.

Research and Development Expenses

Research and development expenses increased $0.7 million, or 23.0%, to $3.9 million in the second quarter of 2020 compared to $3.2 million in the second quarter of 2019. As a percentage of revenue, research and development expenses decreased to 11.1% in the second quarter of 2020 compared to 26.4% in the second quarter of 2019.

Research and development expenses increased $0.8 million, or 12.7%, to $7.3 million in the first six months of 2020 compared to $6.4 million in the first six months of 2019. As a percentage of revenue, research and development expenses decreased to 13.4% in the first six months of 2020 compared to 26.5% in the first six months of 2019.

The increase in research and development expenses in both comparison periods was due to increased employee-related expenses and stock-based compensation. Additionally, the increase in research and development expenses during the first six months of 2020 was related to increased product development and prototype costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $5.4 million, or 57.5%, to $14.9 million in the second quarter of 2020 compared to $9.4 million in the second quarter of 2019. As a percentage of revenue, sales and marketing expenses decreased to 42.3% in the second quarter of 2020 compared to 78.7% in the second quarter of 2019.

Sales and marketing expenses increased $9.6 million, or 51.5%, to $28.2 million in the first six months of 2020 compared to $18.6 million in the first six months of 2019. As a percentage of revenue, sales and marketing expenses decreased to 51.9% in the first six months of 2020 compared to 76.6% in the first six months of 2019.

The increase in sales and marketing expenses in both comparison periods was primarily due to increased sales commissions as a result of increased revenue due to the COVID-19 pandemic along with increases in the size of the sales and marketing organization and increased stock-based compensation. The increase in sales and marketing expenses in both comparison periods was partially offset by a reduction in travel expenses due to COVID-19. Additionally, the increase in sales and marketing expenses during the first six months of 2020 was also partially offset by a reduction in marketing initiatives and training costs.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 24.2%, to $5.6 million in the second quarter of 2020 compared to $4.5 million in the second quarter of 2019. As a percentage of revenue, general and administrative expenses decreased to 16.0% in the second quarter of 2020 compared to 37.8% in the second quarter of 2019.

General and administrative expenses increased $1.5 million, or 15.6%, to $10.9 million in the first six months of 2020 compared to $9.4 million in the first six months of 2019. As a percentage of revenue, general and administrative expenses decreased to 20.0% in the first six months of 2020 compared to 38.8% in the first six months of 2019.

The increase in general and administrative expenses in both comparison periods was primarily due to increases in employee-related expenses, insurance and reserves for bad debt offset by reductions in travel expenses and legal costs. Additionally, the increase in general and administrative expenses during the second quarter of 2020 was related to increased stock-based compensation.

Other Expense, Net

Other expense, net increased $0.1 million, or 4.3%, to $1.3 million in the second quarter of 2020 compared to $1.2 million in the second quarter of 2019. Other expense, net increased $0.4 million, or 17.3%, to $2.4 million in the first six months of 2020 compared to $2.0 million in the first six months of 2019. The increase in other expense, net in the second quarter of 2020 was due to decreased interest income primarily due to lower interest rates on invested balances, partially offset by a decrease in interest expense primarily due to lower interest rates on outstanding borrowings. The increase in other expense, net in the first six months of 2020 was due to a decreased interest income primarily due to lower interest rates on invested balances partially offset by an increase in interest expense primarily related to additional borrowings under our credit facilities.

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and restricted cash of $150.2 million and an accumulated deficit of $287.3 million. Our primary sources of capital to date have been from public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from private placements of our convertible preferred stock. On November 16, 2018, we completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million. In August 2019, we completed a public offering of 3,570,750 shares of common stock, which included the full exercise by the underwriters of their option to purchase 465,750 shares of common stock, at a price of $14.50 per share, which raised net proceeds of $48.3 million after deducting the underwriting discount of $3.1 million and offering expenses of $0.4 million.

On December 20, 2019, the Company entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as its sales agents. During April 2020, we sold 511,648 shares of common stock pursuant to the ATM Agreement for gross proceeds of $10.2 million, or $9.8 million net of commissions and offering expenses.

In May 2020, we completed a public offering of 3,852,500 shares of common stock, which included the full exercise by the underwriters of their option to purchase 502,500 shares of common stock, at a price of $26.00 per share, which raised net proceeds of $93.8 million after deducting the underwriting discount of $6.0 million and offering expenses of $0.3 million.

As of June 30, 2020, we had $4.5 million of outstanding borrowings and $3.0 million availability under the 2020 Amended Revolver Agreement. As of June 30, 2020, we had $42.6 million of term debt outstanding under our 2020 Amended Credit Agreement and Guaranty.

We believe that our existing cash resources and availability under our line of credit facility will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or make additional borrowings under our existing line of credit facility or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our Precision Flow systems and Oxygen Assist Module.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,675)	$(18,886)
Investing activities	(3,839)	(3,724)
Financing activities	105,232	10,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,690	$(12,115)

Operating Activities

The net cash used in operating activities was $24.7 million in the first six months of 2020 and consisted primarily of a net loss of $21.9 million and an increase in operating assets of $7.9 million partially offset by $5.1 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $18.9 million in the first six months of 2019 and consisted primarily of a net loss of $25.8 million, partially offset by $4.9 million in non-cash charges and a decrease of $2.0 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense, depreciation and amortization expense, and provision for inventories.

Investing Activities

Net cash used in investing activities for the first six months of 2020 and 2019 consisted of purchases of property and equipment of $3.8 million and $2.1 million, respectively. In addition, the net cash used in investing activities in the first six months of 2019 included $1.6 million to acquire Solus.

Financing Activities

Net cash provided by financing activities was $105.2 million in the first six months of 2020 and consisted of proceeds from the issuance of common stock in connection with public and at-the-market offerings of $94.2 and $9.9 million, respectively, borrowings of $1.0 million under our short-term line of credit, and proceeds from common stock issuances in connection with our ESPP and stock option exercises of $0.4 and $0.3 million, respectively, partially offset by common stock offering costs of $0.5 million.

Net cash provided by financing activities was $10.5 million in the first six months of 2019 and primarily consisted of borrowings of $10.5 million under our credit facilities.

Indebtedness

Revolving Line of Credit

In November 2016, we entered into the Revolver Agreement with Western Alliance Bank, which provided for $7.0 million of available borrowings. Availability under the Revolving Facility is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor).

Interest is paid monthly on the average outstanding balance at the Wall Street Journal Prime Rate plus 1.75%, floating, subject to a floor of 3.5%. The interest rate was 5.25% at June 30, 2020.

On April 6, 2018, we amended and restated the Revolving Facility (the “Amended Revolver Agreement”) to extend the maturity date from September 30, 2018 to September 30, 2020 and increase the revolving line of credit to $7.5 million. On March 22, 2019, we amended and restated the Amended Revolver Agreement (the “2019 Amended Revolver Agreement”), which increased the allowable permitted indebtedness under the 2019 Amended Revolver Agreement in connection with our credit card program from $0.3 million to $0.5 million. On July 7, 2020, we entered into a second amendment to the Amended Revolver Agreement (as amended, the “2020 Amended Revolver Agreement”), which, under certain circumstances, reduces the amount of funds required to be held on deposit with Western Alliance Bank.

The outstanding balance under the 2020 Amended Revolver Agreement was $4.5 million at June 30, 2020. The remaining amount available to borrow based on eligible receivables was $3.0 million at June 30, 2020. The 2020 Amended Revolver Agreement is secured by substantially all of our assets, excluding intellectual property.

Term Debt

On April 6, 2018, we entered into the Credit Agreement and Guaranty with Perceptive. The Credit Agreement and Guaranty initially provided for a term loan facility in the amount of $42.5 million, available in three tranches, of which the first tranche of $20.0 million was drawn upon closing. This first tranche paid off the borrowings under a former loan arrangement. A second tranche of $10.0 million was drawn on July 20, 2018. The availability of the final tranche of $12.5 million was dependent upon the Company achieving a minimum of $43.2 million in revenue in 2018. On September 27, 2018, the Credit Agreement and Guaranty was amended to remove this revenue requirement and extend the final draw down date to March 31, 2019. We borrowed $2.0 million from this third tranche on September 27, 2018. On March 22, 2019, we drew the remaining $10.5 million under the Amended Credit Agreement and Guaranty increasing the total outstanding balance to $42.5 million. We also entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with our credit card program from $0.3 million to $0.5 million. On June 16, 2020, we entered into a third amendment to the Amended Credit Agreement and Guaranty (the “2020 Amended Credit Agreement and Guaranty”), which amended the prepayment premium by clarifying the methodology for calculating Perceptive’s annualized internal rate of return under the term loan.

The outstanding principal amount of the 2020 Amended Credit Agreement and Guaranty accrues interest at an annual rate equal to the applicable margin of 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. The term loan is secured by substantially all our personal property including intellectual property. All unpaid and accrued unpaid interest with respect to each such term loan is due and payable in full on the maturity date at April 6, 2023. On the maturity date, in addition to the payment principal and accrued interest, we will be required to make a payment of 0.5% of the total amount borrowed under the 2020 Amended Credit Agreement and Guaranty, unless we have already made such payment in connection with an acceleration or prepayment of borrowings under the term loan. In the event we prepay all or part of this term loan facility prior to the maturity date, we may be subject to additional prepayment fees which decrease as the time to maturity decreases.

We issued warrants to Perceptive to purchase 37,693, 18,846 and 3,769 shares of our Series D convertible preferred stock at an exercise price of $15.92 per share in April 2018, July 2018 and September 2018, respectively. In connection with our initial public offering in November 2018 these warrants converted to common stock warrants at an exercise price of $15.92. Each of the warrants has a term of 10 years. In connection with the draw down on March 22, 2019, we granted warrants to purchase 19,789 shares of common stock. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and would have expired by March 2029. On June 10, 2020, Perceptive exercised all of its outstanding warrants in a cashless exercise transaction resulting in the issuance of 41,066 shares of common stock to Perceptive.

We were in compliance with all debt covenants under both the 2020 Amended Revolver Agreement and 2020 Amended Credit Agreement and Guaranty at June 30, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

For further information regarding our critical accounting policies, see Note 2 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements and our critical accounting policies within the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no changes in our accounting policies except for certain new policies or enhanced policy descriptions, which are discussed below related to self-insurance, other lease revenues, and stock compensation expense related to our 2018 Employee Stock Purchase Program (ESPP”).

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

Lease Revenue

We enter into agreements to lease our capital equipment. For such sales, we account for revenue under ASC 840, Leases, and assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and we recognize the total value of the lease payments due over the lease term to revenue at the inception of the lease. We record the current value of future lease payments under prepaid expenses and other current assets in the condensed consolidated balance sheets and these amounts totaled $1.8 and $0.9 million at June 30, 2020 and December 31, 2019, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

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

We recognize stock-based expense for shares issued pursuant to our ESPP on a straight-line basis over the related offering period. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The expected life is determined based on the contractual term. Expected volatility, dividend yield and forfeiture rates are estimated in a manner similar to option grants described above.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act

As a company with (i) less than $1.07 billion in revenue during our last fiscal year (ii) a market value of our common stock of less than $700.0 million as of our most recently completed second quarter and (iii) less than $1.0 billion of non-convertible debt over a three-year period, we qualify as an “emerging growth company,” as defined in the JOBS Act, as of the date of our last annual evaluation which occurred on December 31, 2019. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. We expect we will no longer qualify as an emerging growth company as of December 31, 2020 and, at that time, will begin to adopt accounting pronouncements at dates applicable to public companies.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this item.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this quarterly report.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our 2019 Form 10-K which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, and in our other filings with the SEC.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business and manufacturing disruption or in an inability to scale our production to meet increased demand in a cost-effective manner or at all, any of which could materially affect our business, financial condition and results of operations. For example, in 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus has now spread globally, and United States residents and businesses were hit especially hard during March, April, and May in major urban centers like New York City. Additionally, as stay-at-home orders were lifted and businesses in the United States and in some other areas in the world began to reopen in May and June following extended shutdowns, new hot spots of COVID-19 infection have emerged and are continuing to emerge. A resurgence in the outbreak and spread of COVID-19 may result in renewed stay-at-home orders and mandatory closings for non-essential businesses. The spread of COVID-19 during the first and second quarters of 2020 resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of such disruptions include without limitation the following:

•

The health and wellbeing of our employees, including our sales representatives and clinical educators who may visit our hospital customers, as well as that of our distributors and suppliers, is at risk– if a critical threshold of our personnel, or the personnel of our distributors or suppliers, were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, such developments may result in significant business, manufacturing, or distribution disruption.

•

As we scaled production to meet increased demand and as we continue to scale production further, we have asked, and will likely continue to ask, employees and suppliers to work extended and unusual hours and we and many of our suppliers have onboarded, and may in the future onboard, a significant number of personnel. While we require these personnel to complete all required training and education before they begin working, and we believe our suppliers, to the extent applicable, do as well, many of the new personnel do not have prior experience with the specific production skills they are being hired to perform and/or otherwise do not have prior experience manufacturing medical devices, and while we have not seen a negative impact to our quality management system or product quality to date, any of the foregoing may result in a negative impact on our quality management system and product quality in the future.

•

As we scaled production to meet increased demand, and as we continue to scale production further, our employees or suppliers have in the past and may in the future change production processes or fail to document such changes to keep up with our production needs. While we have not seen a negative impact to our quality management system and product quality to date, these changes and/or failure to document such changes may have a negative impact on our quality management system and product quality in the future.

•

Demand for our products increased at the same time that we began to experience limitations in our supply chain, which has resulted, and may in the future result, in a shortage of supply, increased costs of products, materials, and components and delays in the timely delivery thereof, which has required, and may in the future require, that we pass through expenses or otherwise increase our pricing in certain instances for our customers and distributors. Some of our customers and distributors have, and others in the future may, reject these pricing increases, negatively impacting our business. Similarly, the demand we placed on our suppliers at the same time their sub-suppliers began to face limitations led to our suppliers seeking to pass through expenses or otherwise increase pricing for products, materials, and components we required to meet our production needs, and this may occur again in the future.

•

Some of our suppliers have been, and some of our suppliers may in the future be, partially or, at times, wholly precluded from delivering to us products, materials, and components in the quantities needed on a timely basis, for a variety of reasons, including, without limitation, an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our suppliers to produce for governmental entities and/or other manufacturers before they produce for us.

•

We have had to develop alternative sources of supply for certain products, materials, and components as a result of the partial or, at times, complete inability of some of some of our suppliers to meet our production needs. Although we have successfully been able to develop and validate these alternate sources of supply to date, doing so is time-consuming, difficult, and costly, and if we need to develop and validate alternative sources of supply in the future for any reason, including if any of our suppliers were to cease operations altogether, discontinue production of our key products, materials, and/or components, or go into extended backorder, we may not be able to do so in a timeframe acceptable to meet customer demand. Additionally, we have had to go to secondary broker markets for some of our alternative sourcing needs, which represent a greater risk for counterfeit products, materials and/or components. Although we were able to validate the products, materials and/or components we purchased from secondary broker markets to date, we may not be able to do so in the future which may result in a negative impact on our quality management system and product quality.

•

Customer demand has necessitated weekly and, in some cases, daily shipments of certain products, materials, and/or components from our suppliers to meet our production targets, and customer demand in the future may necessitate similar delivery frequencies. We have had to and may in the future have to shut down production temporarily if there are delays in the shipments of those products, materials and/or components.

•

Federal authorities may restrict our ability to export products outside the United States, which could negatively impact our business, operations, and relationships with our international distributors and customers in a significant and long-term way that we may not be able to rebuild for an extended period of time, or at all.

•

While we have priority shipping status with our carriers, we have experienced shipping delays throughout the United States and internationally, and as a result, there have been and may continue to be delays in our ability to ship our product to customers and distributors in a timely manner, potentially resulting in returned product, and we have faced and may in the future face extraordinary freight fees, including air freight fees and expedition fees for all modes of transportation.

•

Travel restrictions have impeded, and may in the future continue to impede, our ability to qualify and retain new suppliers or audit our existing suppliers, which may have a negative impact on our quality management system and our product quality in the future.

•

Travel restrictions and hospital limitations or denials of access for non-patients have impacted, and may in the future continue to impact, the ability of our direct sales team and clinical educators in the United States and United Kingdom and our distributors and suppliers in many other countries to access physicians and clinicians in order to train them on our products at a time when we are onboarding many new customers who have no prior experience using our products. We have been training our customers and distributors on our products through online training modules. We are not certain that these alternative means will be as effective as our standard training methods, and while we have not seen a negative impact to our complaint rates to date, we may see higher complaint rates in the future, particularly from new customers who are less familiar with our products.

•

Travel restrictions have prevented, and may in the future continue to prevent, physicians and other caregivers from traveling to attend our training programs, which has resulted, and may in the future continue to result, in fewer physicians trained in person on high velocity therapy, and in the United Kingdom and in Europe, on our Oxygen Assist Module.

•

Travel restrictions have impeded, and may in the future continue to impede, our ability to meet with distributors, negatively impacting our business in a number of ways, including without limitation our ability to train our existing distributors on new products such as the Oxygen Assist Module.

•

Some of our hospital customers in the United States may in the future be unable to continue with business operations as usual or at all due to lost business in other parts of their operations, which may negatively impact or eliminate our business with these customers. Similarly, some of our distributors may in the future be unable to continue with business operations as usual or at all due to lost business in other parts of their portfolios, which may negatively impact or eliminate our business with these distributors and their customers in the countries they serve.

•

We have asked most employees who are not directly involved in our production, shipping, quality, regulatory, and product development efforts to work from home and, while we have not seen a negative impact so far, this could impact our ability to effectively plan, execute, communicate and maintain our corporate culture. The increase in working remotely could also increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

•

Stay at home orders have significantly restricted individuals from traveling outside the home, which has limited and may in the future limit our ability to hire new employees or backfill terminated employees. Additionally, the federal unemployment compensation subsidy passed into law in connection with the COVID-19 pandemic created incentives for certain individuals to stay home rather than seek to enter the job market, which also may have limited our ability to hire new employees and backfill terminated employees. The federal unemployment compensation subsidy expired on July 31, 2020, but may be modified or extended in the near term, and any such change may continue to limit our ability to hire new employees and backfill terminated employees in the future.

•

Our competitors, potentially including companies that we have not previously considered competitors due to their historical operation outside of the respiratory space or even outside of the medical device space entirely, may in the future secure significant purchase agreements from the federal government or various states before we are able to do so, may be selected instead of us, or may be added to these agreements after initially being excluded, and any of the foregoing could limit our access to or preclude us altogether from those commercial opportunities.

•

The transmission risk of different respiratory support modalities for COVID-19 has not been studied extensively. Our assessment of the issue suggests that the Precision Flow, its disposable patient circuits, and its accessories, including the Vapotherm Transfer Unit, the Q50 compressor, and, in the United Kingdom and Europe, the Oxygen Assist Module, do not represent a heightened risk, particularly when (1) used in COVID-19 cohorts or when adequately disinfected between patients, and (2) a simple surgical mask is placed over the patient’s nose and mouth while delivering high velocity nasal insufflation; however, this assessment could prove to be incorrect upon further analysis or new third party information.

•

The FDA or any foreign regulatory body may disagree with our interpretation that our promotional materials, sales practices, and training related to the use of our products on patients in respiratory distress who are suffering from COVID-19 are on label and they could request we modify our promotional materials, sales practices, or training or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

•

A significant disruption to our business resulting in an inability to build and ship product to customers for an extended period of time may impair our ability to maintain compliance with our debt covenants.

•

Equity and debt markets in general and Vapotherm securities in particular have experienced significant volatility since the spread of COVID-19 into the United States for a variety of reasons, including, without limitation, media coverage of COVID-19, its impacts, and specific COVID-19 related technologies such as invasive mechanical ventilators and high flow nasal cannula in general and Vapotherm’s Precision Flow, an advanced form of high flow nasal cannula capable of delivering high velocity therapy, in particular. Should significant volatility continue or should the markets in general or Vapotherm securities in particular experience declines due to the economic impact of the COVID-19 pandemic, we may not be able to raise capital or seek other sources of financing at a reasonable valuation or at all.

In addition, the increase in demand we are currently experiencing for our products to treat the respiratory distress of patients suffering from COVID-19 may not continue after the COVID-19 pandemic subsides. Moreover, the increase in demand may result in decreased demand for our products after the COVID-19 pandemic subsides as hospitals may have a large surplus of ventilators and other respiratory support equipment, including high flow nasal cannula devices, potentially including Vapotherm’s Precision Flow systems. Additionally, we were awarded a blanket purchase agreement from the Department of Defense and may in the future be compelled to or otherwise enter into other blanket purchase agreements or supply agreements with domestic or foreign governmental entities, and orders may not materialize thereunder for a variety of reasons, including without limitation, the COVID-19 pandemic subsiding or any decision by the relevant domestic or foreign governmental entity to otherwise cancel or alter their purchase order or supply agreement. Even if any such agreement is ultimately fulfilled, the domestic or foreign governmental entity might fail to adequately distribute and install our technology in hospitals where the potential exists for it to generate an ongoing disposable revenue stream. As a result, any present increase or potential future increase in our capital or disposable revenue may not be sustained and our revenue may significantly decrease after the COVID-19 pandemic subsides, which could have an adverse effect on our business. Any sudden and significant decrease in demand may result in a substantial inventory position, which could also have an adverse effect on our business.

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

We expect that we will no longer qualify as an “emerging growth company” following December 31, 2020 and that we will incur significant additional costs once we no longer qualify as an “emerging growth company.”

Commencing December 31, 2020, we expect we will no longer qualify as an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us. As a result, we will no longer be permitted to take advantage of the reduced regulatory and reporting requirements described above. Once we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those additional requirements applicable to companies that are not emerging growth companies, including the auditor attestation requirements for internal controls. Compliance with these additional laws, rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which would increase our costs and expenses.

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

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report Form 8-K filed on June 24, 2020 (File No. 001-38740) and incorporated herein by reference)

10.1	Amendment No. 2 to Amended and Restated Business Finance Agreement, dated July 7, 2020, between Vapotherm, Inc. and Western Alliance Bank

10.2	Amendment No. 3 to Credit Agreement and Guaranty, dated June 16, 2020, between Vapotherm, Inc. and Perceptive Credit Holdings II, LP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

August 4, 2020	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

August 4, 2020	By:	/s/ John Landry
John Landry
Vice President and Chief Financial Officer