Form 10-Q
period 2020-09-30
VAPOTHERM INC
filed 2020-11-04
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, there were 25,661,162 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2020

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

•	our ability to enhance our Precision Flow systems and our Oxygen Assist Module, expand our indications and develop and commercialize additional products;
•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	our ability to accurately forecast customer demand for our products and manage our production and inventory, particularly in light of the ongoing COVID-19 pandemic;
•

our ability to expand, manage and maintain our direct sales and marketing organizations in the United States and United Kingdom, and to market and sell our Precision Flow systems globally and to expand our limited release and eventually market and sell our Oxygen Assist Module in the United Kingdom, Europe, and the Middle East;

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020, this Quarterly Report on Form 10-Q, and in our other filings with the SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We use “Vapotherm,” “Precision Flow,” “High Velocity Therapy,” “HVT,” “Hi-VNI,” “OAM,” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020, and this Quarterly Report on Form 10-Q. These and other factors could cause our future performance to differ materially from our assumptions and estimates.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc. and its consolidated subsidiary unless stated or the context otherwise requires.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$139,015	$71,655
Accounts receivable, net	10,875	8,243
Inventories	25,029	9,137
Prepaid expenses and other current assets	4,895	4,066
Total current assets	179,814	93,101
Property and equipment, net	17,992	15,086
Restricted cash	1,853	1,852
Goodwill	571	588
Intangible assets, net	258	353
Deferred income tax assets	66	66
Other long-term assets	1,063	844
Total assets	$201,617	$111,890
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,252	$3,375
Contract liabilities	279	137
Accrued expenses and other current liabilities	19,134	9,187
Short-term line of credit	4,495	3,491
Total current liabilities	30,160	16,190
Long-term loans payable, net	42,000	41,787
Other long-term liabilities	881	174
Total liabilities	73,041	58,151
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of September 30, 2020 and December 31, 2019, 25,625,605 and 20,851,531 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	26	21
Additional paid-in capital	428,306	319,115
Accumulated other comprehensive income	3	44
Accumulated deficit	(299,759)	(265,441)
Total stockholders' equity	128,576	53,739
Total liabilities and stockholders’ equity	$201,617	$111,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$30,559	$10,809	$84,826	$35,094
Cost of revenue	15,049	5,999	42,491	19,646
Gross profit	15,510	4,810	42,335	15,448
Operating expenses
Research and development	4,745	3,280	12,002	9,720
Sales and marketing	15,932	9,193	44,107	27,786
General and administrative	6,047	3,978	16,925	13,389
Total operating expenses	26,724	16,451	73,034	50,895
Loss from operations	(11,214)	(11,641)	(30,699)	(35,447)
Other (expense) income
Foreign currency gain (loss)	38	(28)	37	(37)
Interest income	42	242	227	658
Interest expense	(1,308)	(1,338)	(3,898)	(3,783)
Other	-	-	15	-
Net loss	$(12,442)	$(12,765)	$(34,318)	$(38,609)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34	(72)	(41)	(70)
Total other comprehensive income (loss)	$34	$(72)	$(41)	$(70)
Total comprehensive loss	$(12,408)	$(12,837)	$(34,359)	$(38,679)

Net loss per share attributable to common stockholders - basic and diluted	$(0.49)	$(0.65)	$(1.48)	$(2.16)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	25,578,328	19,531,153	23,192,703	17,854,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock upon exercise of options	24,687	-	40	-	-	40
Issuance of restricted stock	40,931	-	58	-	-	58
Stock-based compensation expense	-	-	1,447	-	-	1,447
Foreign currency translation adjustments	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	(13,844)	(13,844)
Balance at March 31, 2020	20,917,149	$21	$320,660	$(27)	$(279,285)	$41,369

Issuance of common stock in connection with public offering, net	3,852,500	4	93,823	-	-	93,827
Issuance of common stock in connection with at-the-market offering, net	511,648	1	9,783	-	-	9,784
Issuance of common stock upon exercise of options	99,206	-	227	-	-	227
Issuance of common stock under the Employee Stock Purchase Plan	36,389	-	359	-	-	359
Issuance of common stock upon exercise of warrants	41,066	-	-	-	-	-
Issuance of restricted stock	35,100	-	53	-	-	53
Stock-based compensation expense	-	-	1,377	-	-	1,377
Foreign currency translation adjustments	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(8,032)	(8,032)
Balance at June 30, 2020	25,493,058	$26	$426,282	$(31)	$(287,317)	$138,960

Issuance of common stock upon exercise of options	80,020	-	217	-	-	217
Issuance of common stock upon exercise of warrants	16,208	-	-	-	-	-
Issuance of restricted stock	36,319	-	51	-	-	51
Stock-based compensation expense	-	-	1,756	-	-	1,756
Foreign currency translation adjustments	-	-	-	34	-	34
Net loss	-	-	-	-	(12,442)	(12,442)
Balance at September 30, 2020	25,625,605	$26	$428,306	$3	$(299,759)	$128,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$-	$(214,382)	$51,561
Issuance of common stock warrants	-	-	293	-	-	293
Issuance of common stock upon exercise of options	268	-	-	-	-	-
Issuance of restricted stock	116,580	-	194	-	-	194
Stock-based compensation expense	-	-	1,935	-	-	1,935
Net loss	-	-	-	-	(12,964)	(12,964)
Balance at March 31, 2019	16,899,685	$17	$268,348	$-	$(227,346)	$41,019

Issuance of common stock upon exercise of warrants	12,164	-	-	-	-	-
Issuance of common stock upon exercise of options	122,497	-	193	-	-	193
Issuance of common stock upon repayment of non-recourse loan	79,854	-	144	-	-	144
Issuance of restricted stock	52,168	-	82	-	-	82
Stock-based compensation expense	-	-	789	-	-	789
Foreign currency translation adjustments	-	-	-	2	-	2
Net loss	-	-	-	-	(12,880)	(12,880)
Balance at June 30, 2019	17,166,368	$17	$269,556	$2	$(240,226)	$29,349

Issuance of common stock in connection with public offering, net	3,570,750	4	48,304	-	-	48,308
Issuance of common stock upon exercise of options	22,848	-	37	-	-	37
Issuance of restricted stock	41,647	-	64	-	-	64
Stock-based compensation expense	-	-	217	-	-	217
Foreign currency translation adjustments	-	-	-	(72)	-	(72)
Net loss	-	-	-	-	(12,765)	(12,765)
Balance at September 30, 2019	20,801,613	$21	$318,178	$(70)	$(252,991)	$65,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(34,318)	$(38,609)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,580	2,941
Depreciation and amortization	3,371	2,219
Provision for bad debts	251	77
Provision for inventory valuation	(428)	(602)
Loss on disposal of property and equipment	13	112
Amortization of discount on debt	190	171
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,916)	616
Inventories	(15,468)	3,984
Prepaid expenses and other assets	(1,039)	528
Accounts payable	2,803	(743)
Contract liabilities	142	(31)
Accrued expenses and other current liabilities	10,710	807
Net cash used in operating activities	(32,109)	(28,530)
Cash flows from investing activities
Purchases of property and equipment	(5,944)	(3,132)
Acquisition of business, net of cash acquired	-	(1,560)
Net cash used in investing activities	(5,944)	(4,692)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offering, net	94,155	48,669
Proceeds from issuance of common stock in connection with at-the-market offering, net	9,927	-
Common stock offering costs	(471)	(361)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	360	-
Short-term line of credit	995	(260)
Proceeds from exercise of stock options and purchase of restricted stock	485	374
Proceeds on loans	-	10,500
Debt issuance costs	-	(322)
Net cash provided by financing activities	105,451	58,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(26)
Net increase in cash, cash equivalents and restricted cash	67,361	25,352
Cash, cash equivalents and restricted cash
Beginning of period	73,507	60,022
End of period	$140,868	$85,374
Supplemental disclosures of cash flow information
Interest paid during the period	$3,670	$3,563
Property and equipment purchases in accounts payable and accrued expenses	$139	$222
Issuance of warrants in conjunction with debt draw down	-	$293
Issuance of common stock upon vesting of restricted stock	$162	$340

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) was founded in 1993 and reincorporated under the laws of the State of Delaware in 2013. Since inception, the Company has focused on the development and commercialization of its proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. The Company’s High Velocity Therapy delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. The Company’s Precision Flow systems, which use High Velocity Therapy, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting.

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. The Company generates revenue from sales of its Precision Flow systems and related disposable products utilized with its Precision Flow systems. The Company also generates revenue from sales of its Precision Flow system’s companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adaptors. The Company offers different options to its hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

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

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus (“COVID-19”). The Company’s high velocity therapy is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Journal of the American Medical Association published data from mainland China in April 2020 suggesting that 19% of all COVID-19 patients experience respiratory distress and require some amount of respiratory support. The Company’s hospital customers around the world are using the Company’s technology to support the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients using a limited number of ventilators. As a result, the Company has seen a significant increase in worldwide demand for its products from both new and existing accounts in the first nine months of 2020.

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

On February 28, 2019, the Company acquired Solus Medical Ltd. (“Solus”), its United Kingdom based distributor. See Note 3 “Business Combinations” to these condensed consolidated financial statements for details of this transaction.

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

On December 20, 2019, the Company entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as its sales agents. During April 2020, the Company sold 511,648 shares of common stock pursuant to the ATM Agreement for gross proceeds of $10.2 million, or $9.8 million net of commissions and offering expenses.

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

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Solus, a wholly owned subsidiary of the Company based in the United Kingdom, which was acquired in the first quarter of 2019. All intercompany accounts and transactions have been eliminated upon consolidation.

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

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $0.1 million as of each of September 30, 2020 and December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these condensed consolidated financial statements include calculation of stock-based compensation, valuation of warrants, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debts, accrued expenses and the valuation allowances against deferred income tax assets. Actual results may differ from these estimates.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2020, and the condensed consolidated statements of comprehensive loss, stockholders’ equity and of cash flows for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2019 have been reclassified to conform to the presentation in 2020. None of the reclassifications had any impact to the Company’s results of operations.

Concentrations of Credit Risk

As of September 30, 2020, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature and market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At September 30, 2020, deposits exceed the amount of any federal depositary insurance provided.

The Company extends credit to customers in the normal course of business but typically does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of the Company’s customers. An allowance for potentially uncollectible accounts is provided based on history, economic conditions, and composition of the accounts receivable aging. In some cases, the Company makes allowances for specific customers based on these and other factors. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of September 30, 2020, $0.4 million of our $140.9 million of cash, cash equivalents and restricted cash balance was located outside the United States.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$139,015	$71,655
Restricted cash	1,853	1,852
Total cash, cash equivalents, and restricted cash	$140,868	$73,507

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2019 to September 30, 2020 is as follows:

Balance at December 31, 2019	$225
Provisions for warranty obligations	659
Settlements	(166)
Balance at September 30, 2020	$718

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic, Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases out to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. The Company’s standard payment terms are generally 30 days from the date of sale.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph ASC 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the nine months ended September 30, 2020 or 2019.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 840, Leases, and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the total value of the lease payments due over the lease term to revenue at the inception of the lease. The Company records the current value of future lease payments under prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $1.7 and $0.9 million at September 30, 2020 and December 31, 2019, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended September 30, 2020 and 2019 was $0.6 and $0.2 million, respectively. Shipping and handling costs for the nine months ended September 30, 2020 and 2019 totaled $1.7 and $0.7 million, respectively.

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

Timing and Amount of Revenue Recognition

The Company recognizes revenue on product sales and service of its capital equipment and product sales of disposables to its end users in the United States and United Kingdom and to its distribution partners in other international markets. In each instance, revenue is generally recognized when the customer obtains control of the Company’s product, which generally occurs at a point in time upon shipment based on the contractual shipping terms of a contract.

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

The Company’s major tax jurisdictions are the United States, New Hampshire and the United Kingdom. There is no provision or benefit for income taxes for the three or nine months ended September 30, 2020 or 2019 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through September 30, 2020 or December 31, 2019 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

Recently Issued Accounting Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company expects it will no longer qualify as an EGC as of December 31, 2020 and, at that time, will begin to adopt certain accounting pronouncements at dates applicable to public companies.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Leases (Topic 842):

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a comprehensive new lease accounting model. The new standard clarifies the definitions of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) (“ASU 2018-11”) which provided another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), which defers the effective date for ASU 2016-02 to annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022 for private companies or EGCs following private company adoption dates. The standard was effective for public companies for periods beginning after December 31, 2018. The new standard originally required a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of the initial application. The Company expects to adopt the new standard in the fourth quarter of 2020 with an effective date of January 1, 2020. The Company is in the process of adopting the new standard, including evaluating the changes that will be required under this standard to its future financial reporting and disclosures, and the Company has designed and implemented related processes and controls to address these changes. The Company expects the most significant effects of adoption to relate to (1) the recognition of new right-of-use assets and lease liabilities on the balance sheet for the Company’s facilities and certain other operating leases; and (2) the need to provide new disclosures about the Company’s leasing activities related to the amount, timing and uncertainty of cash flows arising from leases.

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

In determining the purchase price allocation, the Company considered, among other factors, the opportunity provided by a customer agreement with the National Health Service. The fair value of the intangible assets associated with this agreement were estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable to only the subject intangible assets after deducting contributory asset charges. An income and expenses forecast was built based upon specific intangible asset revenue and expense estimates.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Pro Forma Financial Information

The following unaudited pro forma information for the three and nine months ended September 30, 2019 presents consolidated information as if the Solus acquisition occurred on January 1, 2019, which was the first day of the Company’s fiscal year 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net revenue	$10,809	$35,331
Net loss	$(12,765)	$(38,553)
Net loss per share, basic	$(0.65)	$(2.16)

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

•

Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 – unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s cash equivalents primarily consist of money market deposits, which totaled approximately $123.2 million at September 30, 2020 and are valued based on Level 1 of the fair value hierarchy. As described in Note 8 “Debt”, during 2019, the Company granted warrants to purchase 19,789 shares of common stock in connection with an amendment to its financing arrangement. These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	2.4%
Expected stock price volatility	60.9%
Expected term (years)	10.0

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable by customer location consists of the following:

	September 30, 2020	December 31, 2019
United States	$7,530	$5,574
International	3,883	2,908
Total accounts receivable	11,413	8,482
Less: Allowance for doubtful accounts	(538)	(239)
Accounts receivable, net of allowance for doubtful accounts	$10,875	$8,243

No individual customer accounted for 10% or more of revenue for the three or nine months ended September 30, 2020 or 2019. No individual customers accounted for 10% or more of total accounts receivable at either September 30, 2020 or December 31, 2019.

6. Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Component parts	$10,918	$4,948
Finished goods	14,111	4,189
Total inventories	$25,029	$9,137

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2020 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2019	$588	$353
Acquired during the period	-	-
Amortization	-	(85)
Foreign currency exchange rate changes	(17)	(10)
Balance at September 30, 2020	$571	$258

The following table presents a summary of previously acquired intangible assets:

	As of September 30, 2020
	Period of amortization	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83	$440	$(182)
Total identifiable intangible assets		$440	$(182)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8. Debt

Revolving Credit Line

On November 16, 2016, the Company entered a Business Financing Agreement (the “Revolver Agreement”) with Western Alliance Bank, an Arizona corporation, which replaced its then-existing revolving line of credit. The Revolver Agreement made available $7.0 million of revolving credit upon the closing date. Availability under the Revolver Agreement is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor). The original maturity date under the Revolver Agreement was September 30, 2018. The Company refinanced the Revolver Agreement in April 2018 (the “Amended Revolver Agreement”), increasing the line of credit to $7.5 million and extending the maturity date to September 30, 2020. The principal is due upon maturity. On March 22, 2019, the Company entered into an amendment to the Amended Revolver Agreement (as amended, the “First Amended Revolver Agreement”), which increased the allowable permitted indebtedness under the First Amended Revolver Agreement in connection with the Company’s credit card program from $0.3 million to $0.5 million. On July 7, 2020, the Company entered into a second amendment to the Amended Revolver Agreement (as amended, the “Second Amended Revolver Agreement”), which, under certain circumstances, reduced the amount of funds required to be held on deposit with Western Alliance Bank. On September 29, 2020, the Company entered into a third amendment to the Amended Revolver Agreement (as amended, the “Third Amended Revolver Agreement”), which extended the maturity date to February 28, 2023. Under the Third Amended Revolver Agreement, interest is required to be paid monthly on the outstanding balance at the Wall Street Journal Prime Rate in effect from time to time, subject to a floor of 3.25%.

At September 30, 2020 the interest rate was 3.25%. The outstanding balance under the Third Amended Revolver Agreement was $4.5 million at September 30, 2020 and there was $0.8 million remaining availability based on eligible receivables. At December 31, 2019, the interest rate was 6.50%. The outstanding balance under the Third Amended Revolver Agreement was $3.5 million at December 31, 2019 and the remaining availability based on eligible receivables was $0.8 million. The Third Amended Revolver Agreement requires the Company to comply with a minimum liquidity covenant at all times. As of September 30, 2020, the Company was in compliance with all covenants.

The Third Amended Revolver Agreement is secured by substantially all of the Company’s assets, excluding intellectual property.

As discussed in Note 15 “Subsequent Events,” the Company fully repaid and terminated the Third Amended Revolver Agreement on October 21, 2020.

Term Loans

On April 6, 2018, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, and was used to repay a former loan agreement in full. In connection with this draw down, the Company granted Perceptive warrants to purchase 37,693 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and would have expired in April 2028.

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

Pursuant to the 2020 Amended Credit Agreement and Guaranty, the outstanding principal amount accrues interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR and (b) 1.75% per year. At September 30, 2020, the interest rate was 10.81%. The outstanding balance, including accretion of the additional final payment due upon maturity and described below, was $42.6 million at September 30, 2020 and there was no remaining availability. The 2020 Amended Credit Agreement and Guaranty is secured by substantially all of the Company’s assets, including intellectual property.

On the maturity date, in addition to the payment of principal and accrued interest, the Company will be required to make a payment of 0.5% of the total amount borrowed under the 2020 Amended Credit Agreement and Guaranty unless the Company has already made such a payment in connection with an acceleration or prepayment of borrowings under the agreement. In the event the Company prepays all or part of the amounts borrowed under the 2020 Amended Credit and Guaranty prior to the maturity date, the Company will be subject to additional prepayment fees which decrease as the time to maturity decreases. The 2020 Amended Credit Agreement and Guaranty requires the Company to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. As of September 30, 2020, the Company was in compliance with all covenants.

The annual principal maturities of the Company’s term loans as of September 30, 2020 are as follows:

2020	-
2021	-
2022	-
2023	42,603
Less: Discount on loans payable	(603)
Long-term loans payable	$42,000

As discussed in Note 15 “Subsequent Events,” the Company fully repaid and terminated the 2020 Amended Credit Agreement and Guaranty on October 21, 2020.

9. Commitments and Contingencies

Legal

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

10. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	182,076	$14.84
Warrants granted	-	-
Warrants exercised	(105,271)	15.46
Outstanding at September 30, 2020	76,805	$14.00

On June 10, 2020, a warrant to purchase 80,097 shares of common stock was exercised on a net exercise basis. Upon exercise, the exercise price of $15.92 per share was satisfied through the Company’s withholding of 39,031 of the warrant shares and issuing 41,066 shares of common stock.

On July 10, 2020, a warrant to purchase 20,889 shares of common stock held was exercised on a net exercise basis. Upon exercise, the exercise price of $14.00 per share was satisfied through the Company’s withholding of 6,902 of the warrant shares and issuing 13,986 shares of common stock to the holder.

On August 7, 2020, a warrant to purchase 4,285 shares of common stock held was exercised on a net exercise basis. Upon exercise, the exercise price of $14.00 per share was satisfied through the Company’s withholding of 2,064 of the warrant shares and issuing 2,222 shares of common stock to the holder.

On October 1, 2020, a warrant to purchase 42,857 shares of common stock held was exercised on a net exercise basis. Upon exercise, the exercise price of $14.00 per share was satisfied through the Company’s withholding of 20,689 of the warrant shares and issuing 22,168 shares of common stock to the holder.

11. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020			2020
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$13,198	$2,047	$15,245	$30,578	$8,970	$39,548
Disposable	10,426	2,618	13,044	29,561	9,076	38,637
Subtotal Product Revenue	23,624	4,665	28,289	60,139	18,046	78,185
Lease Revenue
Capital Equipment	1,117	12	1,129	3,364	43	3,407
Other	442	82	524	1,194	233	1,427
Service and Other Revenue	343	274	617	852	955	1,807
Net Revenue	$25,526	$5,033	$30,559	$65,549	$19,277	$84,826

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019			2019
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$1,408	$647	$2,055	$4,517	$2,198	$6,715
Disposable	5,962	1,865	7,827	20,023	5,353	25,376
Subtotal Product Revenue	7,370	2,512	9,882	24,540	7,551	32,091
Lease Revenue	463	-	463	1,410	-	1,410
Service and Other Revenue	202	262	464	812	781	1,593
Net Revenue	$8,035	$2,774	$10,809	$26,762	$8,332	$35,094

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total revenue.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The following table presents changes in contract liabilities during the nine months ended September 30, 2020:

	Contract Liabilities	Deferred Revenue
Balance at December 31, 2019	$137	$344
Additions	279	912
Subtractions	(137)	(735)
Balance at September 30, 2020	$279	$521

12. Stock-Based Compensation

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$86	$9	$231	$147
Research and development	204	11	604	266
Sales and marketing	592	(102)	1,512	657
General and administrative	874	299	2,233	1,871
Total	$1,756	$217	$4,580	$2,941

Stock Options

The Company granted options to purchase 964,568 shares of common stock at exercise prices ranging from $10.60 to $52.94 per share, with a weighted average exercise price of $13.07 per share, during the nine months ended September 30, 2020. The Company granted options to purchase 871,346 shares of common stock at exercise prices ranging from $13.35 to $19.40 per share, with a weighted average exercise price of $17.36 per share, during the nine months ended September 30, 2019. The weighted average fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $9.60 and $10.88, respectively.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Nine Months Ended September 30,
	2020	2019
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.7%	2.1%
Expected stock price volatility	87.6%	63.5%
Expected term (years)	6.1	6.2

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	229,913	$3.76
Granted	107,209	23.26
Vested	(112,382)	4.64
Canceled	(500)	10.97
Unvested at September 30, 2020	224,240	$10.50

Employee Stock Purchase Plan

In connection with our initial public offering in November 2018, the Company’s board of directors adopted the ESPP and a total of 166,500 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lessor of (i) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (ii) the number of shares of common stock determined by the Company’s board of directors up to such an initial maximum of 1,741,300 shares of common stock. The number of shares of common stock reserved under the plan at September 30, 2020 totals 512,048.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. The first offering period began on January 2, 2020. As of September 30, 2020, 36,389 shares of common stock were purchased by employees under the ESPP at a price of $9.88 per share, resulting in cash proceeds of $0.4 million.

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

13. Net Loss Per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2020	2019
Options to purchase common stock	1,770,880	1,407,448
Unvested restricted stock	224,240	267,566
Warrants to purchase common stock	76,805	182,076
Employee stock purchase plan shares	23,628	-
	2,095,553	1,857,090

14. Related Party Transactions

See Note 8 “Debt” for a discussion of the Company’s 2020 Amended Credit Agreement and Guaranty and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock.

15. Subsequent Events

On October 21, 2020 (the “Closing Date”), the Company entered into a loan and security agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) (the “Loan Agreement”). The Loan Agreement provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay the Company’s existing revolving loan facility and term loan facility and for general corporate and working capital purposes.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of the Company and CIBC. The Term Facility will mature on October 21, 2025. Advances under the Facilities shall bear interest at a floating rate per annum equal to, (i) in the case of the Revolving Facility, the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and (ii) in the case of the Term Facility, the WSJ Prime Rate plus 2.5%. In each case, the WSJ Prime Rate is subject to a floor of 3.25%. The Loan Agreement provides for interest-only payments on the Term Facility for the first thirty-six months following the Closing Date. Thereafter, amortization payments on the Term Facility will be payable monthly in twenty-four equal installments. The Term Facility may not be prepaid prior to the first anniversary of the Closing Date without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on the Closing Date and ending on the first anniversary of the Closing Date plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (ii) 1.0%, if such prepayment occurs after the second anniversary of the Closing Date but on or prior to the third anniversary of the Closing Date. The Facilities are secured by a lien on substantially all of the assets of the Company, including intellectual property.

The Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 80% of each year’s annual operating plan (tested on a trailing twelve month basis at the end of each fiscal quarter) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of funds of the Company or its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other indebtedness of the Company in excess of $500,000. If an event of default occurs, CIBC is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. CIBC has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

On October 21, 2020, the Company used approximately $40 million of the Term Facility, approximately $4.9 million of the Revolving Facility and approximately $5.7 million of cash on hand to pay off all obligations owing under, and to terminate, both the 2020 Amended Credit Agreement and Guaranty and the Third Amended Revolver Agreement, which included a prepayment penalty and exit fees of $3.7 million.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2020, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2019 Form 10-K filed with the SEC on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020, and this Quarterly Report on Form 10-Q.

Vapotherm, Inc. is a global medical technology company focused on the development and commercialization of our proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use High Velocity Therapy, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of September 30, 2020, more than 2.5 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 24,000 capital units.

The efficacy of Vapotherm’s products is supported by a significant body of clinical evidence across multiple patient populations suffering from respiratory distress. We have developed the only high velocity nasal insufflation device clinically validated as an alternative to non-invasive positive pressure ventilation (“NIPPV”) while addressing many of its limitations, evidenced in part by our sponsored 204 patient, multisite randomized controlled trial in the emergency department (“ED”) which was published in the July 2018 issue of Annals of Emergency Medicine. Additionally, in April 2020 Heart and Lung, the Journal of Cardiopulmonary and Acute Care, published a subgroup analysis from this ED study that showed High Velocity Therapy may provide ventilatory support similar to NIPPV in patients presenting with acute hypercapnic respiratory failure.

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus (“COVID-19”). Vapotherm’s High Velocity Therapy is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Journal of the American Medical Association published data from mainland China in April 2020 suggesting that 19% of all COVID-19 patients experience respiratory distress and require some amount of respiratory support. Our hospital customers around the world are using our technology to treat the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients to a limited number of ventilators. As a result, we have seen a significant increase in worldwide demand for our products from both new and existing accounts in the first nine months of 2020. Our operations team, with support from our primarily domestic supply chain, has significantly increased our theoretical maximum production capacity. Looking ahead, our focus is on managing our production levels and supply chain to meet customer demand during this pandemic. The recent increase in demand for our products has been accompanied by gross profit headwinds, such as increases in air freight costs and expediting fees for components, a higher mix of capital equipment and international revenue, and many related risks to our business. The full extent of the impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact, among others.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. We also initiated a limited release of our Oxygen Assist Module to certain United Kingdom neonatal intensive care unit accounts in the first quarter of 2020 and to certain adult intensive care unit accounts in Europe and the Middle East in the second quarter of 2020 for adult hypoxic patients, and we expanded those limited releases to additional United Kingdom neonatal and European and Middle Eastern adult intensive care units during the third quarter. The Oxygen Assist Module is designed to be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. Our Oxygen Assist Module is designed to help clinicians maintain the pulse oxygen saturation (“SpO2”) within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen. We intend to further expand the limited release in United Kingdom, European, and Middle Eastern neonatal and adult intensive care units during the fourth quarter and fully launch the Oxygen Assist Module commercially throughout the United Kingdom, and certain European and Middle Eastern countries in the first quarter of 2021, at which time we believe we will begin generating revenue from the product.

In the United States, the Oxygen Assist Module was granted Breakthrough Device Designation by the United States Food and Drug Administration (“FDA”) on April 2, 2020 for the following indication: The Oxygen Assist Module (“OAM”) is an optional module used only with the Vapotherm Precision Flow and is indicated for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of pulse oxygen saturation. OAM is intended to treat pediatric patients (neonates and infants ≥1000g) in monitored clinical environments (e.g., the neonatal intensive care unit, or “NICU”). We are continuing to work on an Investigational Device Exemption and, if authorized, plan to initiate a NICU study in the first quarter of 2021.

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

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and through distributors in other select countries outside of the United States and United Kingdom. We intend to fully launch our Oxygen Assist Module commercially throughout the United Kingdom, Europe, and the Middle East in the first quarter of 2021 through a direct sales organization in the United Kingdom and through distributors in other select countries in Europe and the Middle East. In addition, we have clinical educators who are experienced users of High Velocity Therapy and who focus on our medical education efforts to facilitate adoption and increase utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. We have sold our Precision Flow systems to over 1,600 hospitals across the United States, where they have been primarily deployed in the ICU setting.

We assemble our Precision Flow systems in our facility in New Hampshire and we rely on third-party suppliers for a majority of the components of our products, including many single source suppliers. Historically we maintained, and as of the present date we maintain, higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we have been and are currently subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. At times during the past nine months, however, as we sought to fulfill increased demand in connection with the COVID-19 pandemic, there were times when we were not able to carry higher levels of inventory, and as a result, we experienced and potentially in the future may again experience supply interruptions. We currently ship our Precision Flow systems from our facility in New Hampshire directly to our United States customers and many of our international distributors on a purchase order basis. Warehousing and shipping operations for some of our international distributors are handled by a third-party vendor with facilities located in the Netherlands. While our customers have the right to return purchased products subject to a restocking fee, our historical return experience has been immaterial. However, although we have priority shipping status with our carriers, as a result of the COVID-19 pandemic, we have experienced, and may in the future experience, shipping delays throughout the United States and internationally, and as a result, there have been and may in the future be delays in our ability to ship our product to customers and distributors in a timely manner, which may potentially result in a greater percentage of returned product than we have historically experienced.

Since inception, we have financed our operations primarily through public offerings of our common stock, private placements of our convertible preferred stock, sales of our Precision Flow systems and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our High Velocity Therapy products and expanded our digital marketing initiatives and medical education programs. For the third quarter of 2020, we generated revenue of $30.6 million and had a net loss of $12.4 million compared to revenue of $10.8 million and a net loss of $12.8 million for the third quarter of 2019. Our accumulated deficit as of September 30, 2020 was $299.8 million. In the third quarter of 2020, 83.5% of our revenue was derived in the United States and 16.5% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and clinical educators, expanding our international marketing programs and expanding direct to clinician digital marketing efforts to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our High Velocity Therapy products, support regulatory submissions and demonstrate the clinical efficacy of our new products. In addition, as we seek to maintain our current increased production capacity and explore further expansion thereof to satisfy COVID-19 related demand, we expect to continue to make investments in our production capabilities. Because of these and other factors, we expect to continue to incur net losses for the next several years and we may require additional funding, which may include future equity, including sales under our at-the-market sales agreement with Jefferies LLC dated December 20, 2019 under which we may offer and sell from time to time our common stock having aggregate sales proceeds of up to $50.0 million, and debt financings. During April 2020, the Company sold 511,648 shares of its common stock through its at-the-market stock offering program. The sales generated net proceeds of approximately $9.8 million, net of sales commissions and offering expenses. As of September 30, 2020, there was approximately $39.7 million in remaining capacity under the at-the-market stock offering program.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net revenue	$30,559	$10,809	$84,826	$35,094
Cost of revenue	15,049	5,999	42,491	19,646
Gross profit	15,510	4,810	42,335	15,448
Operating expenses
Research and development	4,745	3,280	12,002	9,720
Sales and marketing	15,932	9,193	44,107	27,786
General and administrative	6,047	3,978	16,925	13,389
Total operating expenses	26,724	16,451	73,034	50,895
Loss from operations	(11,214)	(11,641)	(30,699)	(35,447)
Other expense, net	(1,228)	(1,124)	(3,619)	(3,162)
Net loss	$(12,442)	$(12,765)	$(34,318)	$(38,609)

Revenue

	Three Months Ended September 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital Equipment	$15,245	49.9%	$2,055	19.0%	$13,190	641.8%
Disposable	13,044	42.7%	7,827	72.4%	5,217	66.7%
Subtotal Product Revenue	28,289	92.6%	9,882	91.4%	18,407	186.3%
Lease Revenue
Capital Equipment	$1,129	3.7%	$463	4.3%	$666	143.8%
Other	524	1.7%	-	-	524	100.0%
Service and Other Revenue	617	2.0%	464	4.3%	153	33.0%
Net Revenue	$30,559	100.0%	$10,809	100.0%	$19,750	182.7%

Revenue increased $19.8 million, or 182.7%, to $30.6 million for the third quarter of 2020 compared to $10.8 million for the third quarter of 2019. The increase in revenue was primarily attributable to a $13.2 million and $5.2 million increase in capital equipment and disposable revenue, respectively. Capital equipment revenue increased 641.8% in the third quarter of 2020 primarily due to increased sales of our Precision Flow units due to increased demand related to the COVID-19 pandemic and increased average selling prices in the United States. Disposable revenue increased 66.7% in the third quarter of 2020 primarily driven by an increase in the worldwide installed base of Precision Flow units and increased utilization due to the COVID-19 pandemic and higher average selling prices in the United States. Lease revenue also increased primarily due to a higher volume of leases of our Precision Flow units and, to a lesser extent, due to higher utilization of disposables for Precision Flow units under placement arrangements.

Revenue information by geography is summarized as follows:

	Three Months Ended September 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$25,526	83.5%	$8,035	74.3%	$17,491	217.7%
International	5,033	16.5%	2,774	25.7%	2,259	81.4%
Net Revenue	$30,559	100.0%	$10,809	100.0%	$19,750	182.7%

Revenue generated in the United States increased $17.5 million, or 217.7%, to $25.5 million for the third quarter of 2020, compared to $8.0 million for the third quarter of 2019. Revenue generated in our International markets increased $2.3 million, or 81.4%, to $5.0 million for the third quarter of 2020, compared to $2.8 million for the third quarter of 2019. Both United States and International revenue growth was primarily driven by an increase in the number of Precision Flow units sold year over year due to the COVID-19 pandemic and an increase in single-use disposable sales due to higher installed bases of Precision Flow units, as well as higher average selling prices in the United States.

	Nine Months Ended September 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital	$39,548	46.6%	$6,715	19.2%	$32,833	489.0%
Disposable	38,637	45.6%	25,376	72.3%	13,261	52.3%
Subtotal Product Revenue	78,185	92.2%	32,091	91.5%	46,094	143.6%
Lease Revenue
Capital Equipment	3,407	4.0%	1,410	4.0%	1,997	141.6%
Other	1,427	1.7%	-	-	1,427	100.0%
Service and Other Revenue	1,807	2.1%	1,593	4.5%	214	13.4%
Net Revenue	$84,826	100.0%	$35,094	100.0%	$49,732	141.7%

Revenue increased $49.7 million, or 141.7%, to $84.8 million for the first nine months of 2020 compared to $35.1 million for the first nine months of 2019. The increase in revenue was primarily attributable to a $32.8 million and $13.3 million increase in capital equipment and disposable revenue, respectively. Capital equipment revenue increased 489.0% in the first nine months of 2020 primarily due to increased sales of our Precision Flow units as a result of increased demand related to the COVID-19 pandemic and increased average selling prices in the United States and International. Disposable revenue increased 52.3% in the first nine months of 2020 primarily driven by an increase in the worldwide installed base of Precision Flow units and higher utilization due to the COVID-19 pandemic. Lease revenue also increased primarily due to a higher volume of leases of our Precision Flow units and, to a lesser extent, due to an increase in the number of disposables for Precision Flow units under placement arrangements.

Revenue information by geography is summarized as follows:

	Nine Months Ended September 30,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$65,549	77.3%	$26,762	76.3%	$38,787	144.9%
International	19,277	22.7%	8,332	23.7%	10,945	131.4%
Net Revenue	$84,826	100.0%	$35,094	100.0%	$49,732	141.7%

Revenue generated in the United States increased $38.8 million, or 144.9%, to $65.5 million for the first nine months of 2020, compared to $26.8 million for the first nine months of 2019. Revenue generated in our International markets increased $10.9 million, or 131.4%, to $19.3 million for the first nine months of 2020, compared to $8.3 million for the first nine months of 2019. Both United States and International revenue growth was primarily driven by an increase in the number of Precision Flow units sold year over year due to COVID-19 as well as an increase in single-use disposable sales due to higher installed bases of Precision Flow units and higher disposable utilization.

Cost of Revenue and Gross Profit

Cost of revenue increased $9.1 million, or 150.9%, to $15.0 million in the third quarter of 2020 compared to $6.0 million in the third quarter of 2019. Cost of revenue increased $22.8 million, or 116.3%, to $42.5 million in the first nine months of 2020 compared to $19.6 million in the first nine months of 2019. These increases were primarily due to higher materials and labor costs due to a rapid increase in sales volumes of our Precision Flow units and disposables in order to meet demand related to the COVID-19 pandemic.

Gross profit increased to 50.8% in the third quarter of 2020 compared to 44.5% in the third quarter of 2019. Gross profit increased to 49.9% in the first nine months of 2020 compared to 44.0% in the first nine months of 2019. Gross profit was positively impacted by improved overhead absorption due to higher production volumes, partially offset by higher labor costs, increased supplier freight and expediting fees to meet the rapid increase in production capacity, and a higher mix of Precision Flow system sales. Gross profit was also positively impacted by higher average selling prices of capital equipment in the United States, partially offset by lower average selling prices of disposables in International markets.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 44.7%, to $4.7 million in the third quarter of 2020 compared to $3.3 million in the third quarter of 2019. As a percentage of revenue, research and development expenses decreased to 15.5% in the third quarter of 2020 compared to 30.3% in the third quarter of 2019.

Research and development expenses increased $2.3 million, or 23.5%, to $12.0 million in the first nine months of 2020 compared to $9.7 million in the first nine months of 2019. As a percentage of revenue, research and development expenses decreased to 14.1% in the first nine months of 2020 compared to 27.7% in the first nine months of 2019.

The increase in research and development expenses in both comparison periods was due to increased product development and prototype costs associated with the development of our future generation High Velocity systems and increased employee-related expenses and stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.7 million, or 73.3%, to $15.9 million in the third quarter of 2020 compared to $9.2 million in the third quarter of 2019. As a percentage of revenue, sales and marketing expenses decreased to 52.1% in the third quarter of 2020 compared to 85.0% in the third quarter of 2019.

Sales and marketing expenses increased $16.3 million, or 58.7%, to $44.1 million in the first nine months of 2020 compared to $27.8 million in the first nine months of 2019. As a percentage of revenue, sales and marketing expenses decreased to 52.0% in the first nine months of 2020 compared to 79.2% in the first nine months of 2019.

The increase in sales and marketing expenses in both comparison periods was primarily due to increased sales commissions as a result of increased revenue due to the COVID-19 pandemic along with increases in the size of the sales and marketing organization and increased stock-based compensation, partially offset by a reduction in travel expenses due to COVID-19. Additionally, the increase in sales and marketing expenses during the first nine months of 2020 was also partially offset by a reduction in marketing initiatives such as trade shows and training costs due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 52.0%, to $6.0 million in the third quarter of 2020 compared to $4.0 million in the third quarter of 2019. As a percentage of revenue, general and administrative expenses decreased to 19.8% in the third quarter of 2020 compared to 36.8% in the third quarter of 2019.

General and administrative expenses increased $3.5 million, or 26.4%, to $16.9 million in the first nine months of 2020 compared to $13.4 million in the first nine months of 2019. As a percentage of revenue, general and administrative expenses decreased to 20.0% in the first nine months of 2020 compared to 38.2% in the first nine months of 2019.

The increase in general and administrative expenses in both comparison periods was primarily due to increases in employee-related expenses, stock-based compensation, audit and compliance related costs, legal costs and insurance. Additionally, the increase in general and administrative expenses during the first nine months of 2020 was related to increased bank services charges and reserves for bad debt due to increased revenue, partially offset by a reduction in travel expenses due to the COVID-19 pandemic.

Other Expense, Net

Other expense, net increased $0.1 million, or 9.3%, to $1.2 million in the third quarter of 2020 compared to $1.1 million in the third quarter of 2019. Other expense, net increased $0.4 million, or 14.5%, to $3.6 million in the first nine months of 2020 compared to $3.2 million in the first nine months of 2019. The increase in other expense, net in the third quarter of 2020 was due to decreased interest income primarily due to lower interest rates on invested balances, partially offset by a decrease in interest expense primarily due to lower interest rates on outstanding borrowings. The increase in other expense, net in the first nine months of 2020 was due to a decreased interest income primarily due to lower interest rates on invested balances and an increase in interest expense primarily related to additional borrowings under our credit facilities.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and restricted cash of $140.9 million and an accumulated deficit of $299.8 million. Our primary sources of capital to date have been from public offerings of our common stock, private placements of our since-converted preferred stock, sales of our Precision Flow systems and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from private placements of our convertible preferred stock. On November 16, 2018, we completed an initial public offering of 4,600,000 shares of common stock at a price of $14.00 per share, which raised net proceeds of $57.4 million. In August 2019, we completed a public offering of 3,570,750 shares of common stock, which included the full exercise by the underwriters of their option to purchase 465,750 shares of common stock, at a price of $14.50 per share, which raised net proceeds of $48.3 million after deducting the underwriting discount of $3.1 million and offering expenses of $0.4 million.

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

As of September 30, 2020, we had $4.5 million of outstanding borrowings and $0.8 million of availability under the Third Amended Revolver Agreement. As of September 30, 2020, we had $42.6 million of term debt outstanding under our 2020 Amended Credit Agreement and Guaranty.

On October 21, 2020, we entered into a loan and security agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) (the “Loan Agreement”). The Loan Agreement provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay our existing revolving loan facility and term loan facility and for general corporate and working capital purposes.

We believe that our existing cash resources and availability under our Revolving Facility will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or make additional borrowings under our existing line of credit facility or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our Precision Flow systems and Oxygen Assist Module.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,109)	$(28,530)
Investing activities	(5,944)	(4,692)
Financing activities	105,451	58,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(26)
Net increase in cash, cash equivalents and restricted cash	$67,361	$25,352

Operating Activities

The net cash used in operating activities was $32.1 million in the first nine months of 2020 and consisted primarily of a net loss of $34.3 million and an increase in operating assets of $5.7 million partially offset by $7.9 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $28.5 million in the first nine months of 2019 and consisted primarily of a net loss of $38.6 million, partially offset by a decrease of $5.2 million in net operating assets and $4.9 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first nine months of 2020 and 2019 consisted of purchases of property and equipment of $5.9 million and $3.1 million, respectively. In addition, the net cash used in investing activities in the first nine months of 2019 included $1.6 million to acquire Solus.

Financing Activities

Net cash provided by financing activities was $105.5 million in the first nine months of 2020 and consisted of proceeds from the issuance of common stock in connection with public and at-the-market offerings of $94.2 and $9.9 million, respectively, borrowings of $1.0 million under our short-term line of credit, and proceeds from common stock issuances in connection with our ESPP and stock option exercises of $0.4 and $0.5 million, respectively, partially offset by common stock offering costs of $0.5 million.

Net cash provided by financing activities was $58.6 million in the first nine months of 2019 and consisted of proceeds from the issuance of common stock in connection with a public offering of $48.7 million, net proceeds from borrowings of $10.2 million under our credit facilities, and proceeds from common stock issuances in connection with stock option exercises and purchases of restricted stock of $0.4 million, partially offset by common stock offering costs of $0.4 million and debt issuance costs of $0.3 million.

Indebtedness

Revolving Line of Credit

In November 2016, we entered into the Revolver Agreement with Western Alliance Bank, which provided for $7.0 million of available borrowings. Availability under the Revolving Facility is calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor).

On April 6, 2018, we amended and restated the Revolving Facility (the “Amended Revolver Agreement”) to extend the maturity date from September 30, 2018 to September 30, 2020 and increase the revolving line of credit to $7.5 million. On March 22, 2019, we amended and restated the Amended Revolver Agreement (the “First Amended Revolver Agreement”), which increased the allowable permitted indebtedness under the First Amended Revolver Agreement in connection with our credit card program from $0.3 million to $0.5 million. On July 7, 2020, we entered into a second amendment to the Amended Revolver Agreement (as amended, the “Second Amended Revolver Agreement”), which, under certain circumstances, reduced the amount of funds required to be held on deposit with Western Alliance Bank. On September 29, 2020, the Company entered into a third amendment to the Amended Revolver Agreement (as amended, the “Third Amended Revolver Agreement”), which extended the maturity date to February 28, 2023. Under the Third Amended Revolver Agreement, interest is required to be paid monthly on the outstanding balance at the Wall Street Journal Prime Rate in effect from time to time, subject to a floor of 3.25%. The interest rate was 3.25% at September 30, 2020

The outstanding balance under the Third Amended Revolver Agreement was $4.5 million at September 30, 2020. The remaining amount available to borrow based on eligible receivables was $0.8 million at September 30, 2020. The Third Amended Revolver Agreement is secured by substantially all of our assets, excluding intellectual property.

As discussed below, we fully repaid and terminated the Third Amended Revolver Agreement on October 21, 2020.

Term Debt

On April 6, 2018, we entered into the Credit Agreement and Guaranty with Perceptive. The Credit Agreement and Guaranty initially provided for a term loan facility in the amount of $42.5 million, available in three tranches, of which the first tranche of $20.0 million was drawn upon closing. This first tranche was used to repay the borrowings under a former loan arrangement. A second tranche of $10.0 million was drawn on July 20, 2018. The availability of the final tranche of $12.5 million was dependent upon the Company achieving a minimum of $43.2 million in revenue in 2018. On September 27, 2018, the Credit Agreement and Guaranty was amended to remove this revenue requirement and extend the final draw down date to March 31, 2019. We borrowed $2.0 million from this third tranche on September 27, 2018. On March 22, 2019, we drew the remaining $10.5 million under the Amended Credit Agreement and Guaranty increasing the total outstanding balance to $42.5 million. We also entered into a second amendment to the Amended Credit Agreement and Guaranty increasing the allowable permitted indebtedness in connection with our credit card program from $0.3 million to $0.5 million. On June 16, 2020, we entered into a third amendment to the Amended Credit Agreement and Guaranty (the “2020 Amended Credit Agreement and Guaranty”), which amended the prepayment premium by clarifying the methodology for calculating Perceptive’s annualized internal rate of return under the term loan.

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

We were in compliance with all debt covenants under both the Third Amended Revolver Agreement and 2020 Amended Credit Agreement and Guaranty at September 30, 2020.

As discussed below, we fully repaid and terminated the 2020 Amended Credit Agreement and Guaranty on October 21, 2020.

Subsequent Event – Debt Refinancing

On October 21, 2020 (the “Closing Date”), we entered into the Loan Agreement with CIBC. The Loan Agreement provides for a Revolving Facility of $12.0 million and a Term Facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay our existing revolving loan facility and term loan facility and for general corporate and working capital purposes.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of the Company and CIBC. The Term Facility will mature on October 21, 2025. Advances under the Facilities shall bear interest at a floating rate per annum equal to, (i) in the case of the Revolving Facility, the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and (ii) in the case of the Term Facility, the WSJ Prime Rate plus 2.5%. In each case, the WSJ Prime Rate is subject to a floor of 3.25%. The Loan Agreement provides for interest-only payments on the Term Facility for the first thirty-six months following the Closing Date. Thereafter, amortization payments on the Term Facility will be payable monthly in twenty-four equal installments. The Term Facility may not be prepaid prior to the first anniversary of the Closing Date without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on the Closing Date and ending on the first anniversary of the Closing Date plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (ii) 1.0%, if such prepayment occurs after the second anniversary of the Closing Date but on or prior to the third anniversary of the Closing Date. The Facilities are secured by a lien on substantially all of our assets, including intellectual property.

The Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 80% of each year’s annual operating plan (tested on a trailing twelve month basis at the end of each fiscal quarter) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Loan Agreement or other loan documents, (2) our breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our or our subsidiaries’ funds, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, CIBC is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. CIBC has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

On October 21, 2020, we used approximately $40 million of the Term Facility, approximately $4.9 million of the Revolving Facility and approximately $5.7 million of cash on hand to pay off all obligations owing under, and to terminate, both the

2020 Amended Credit Agreement and Guaranty and the Third Amended Revolver Agreement, which included a prepayment penalty and exit fees of $3.7 million.

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

Lease Revenue

We enter into agreements to lease our capital equipment. For such sales, we account for revenue under ASC 840, Leases, and assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and we recognize the total value of the lease payments due over the lease term to revenue at the inception of the lease. We record the current value of future lease payments under prepaid expenses and other current assets in the condensed consolidated balance sheets and these amounts totaled $1.7 and $0.9 million at September 30, 2020 and December 31, 2019, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the capital lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis as it becomes receivable monthly over the term of the lease.

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

JOBS Act

As a company with (i) less than $1.07 billion in revenue during our last fiscal year (ii) a market value of our common stock of less than $700.0 million as of our most recently completed second quarter and (iii) less than $1.0 billion of non-convertible debt over a three-year period, we qualify as an “emerging growth company,” as defined in the JOBS Act, as of the date of our last annual evaluation which occurred on December 31, 2019. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. We expect we will no longer qualify as an emerging growth company as of December 31, 2020 and, at that time, will begin to adopt certain accounting pronouncements at dates applicable to public companies.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our 2019 Form 10-K which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 4, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020, our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020, and in our other filings with the SEC.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business and manufacturing disruption or in an inability to scale our production to meet increased demand in a cost-effective manner or at all, any of which could materially affect our business, financial condition and results of operations. For example, in 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus has now spread globally, and United States residents and businesses were hit especially hard during March, April, and May in major urban centers like New York City, and in July throughout the sunbelt in states like Florida, Texas, and Arizona. Additionally, as we move further into the fall and schools and communities continue to implement plans to reopen, new hot spots of COVID-19 infection have emerged and are continuing to emerge. A resurgence in the outbreak and spread of COVID-19 may result in renewed stay-at-home orders and mandatory closings for non-essential businesses. The spread of COVID-19 during the first, second, and third quarters of 2020 resulted in certain disruptions to our business and may in the future result in additional disruptions to our business. Examples of such disruptions include without limitation the following:

•

The health and wellbeing of our employees, including our operations and production teams, our sales representatives and clinical educators who may visit our hospital customers, as well as that of our distributors and suppliers, is at risk – if a critical threshold of our personnel, or the personnel of our distributors or suppliers, were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, such developments may result in significant business, manufacturing, or distribution disruption.

•

As we scaled production to meet increased demand, we have asked, and will likely continue to ask, employees and suppliers to work extended and unusual hours and we and many of our suppliers have onboarded, and may in the future onboard, a significant number of personnel. While we require these personnel to complete all required training and education before they begin working, and we believe our suppliers, to the extent applicable, do as well, many of the new personnel do not have prior experience with the specific production skills they are being hired to perform and/or otherwise do not have prior experience manufacturing medical devices, and while we have not seen a negative impact to our quality management system or product quality to date, any of the foregoing may result in a negative impact on our quality management system and product quality in the future.

•

As we scaled production to meet increased demand, our employees or suppliers have in the past and may in the future change production processes or fail to document such changes to keep up with our production needs. While we have not seen a negative impact to our quality management system and product quality to date, these changes and/or failure to document such changes may have a negative impact on our quality management system and product quality in the future.

•

Demand for our products and services has been dynamic since March, with extended periods of intense demand resulting in the rapid hiring of temporary employees and scaling up of production and inventory, followed by periods of reduced demand resulting in the reduction of temporary employees and scaling back of production and inventory. The result of these fluctuations in demand have and in the future may continue to drive unevenness in our operations and supply chain and we have experienced and may continue to experience unevenness and volatility in our hiring, production, and inventory levels, any of which can have a negative impact on our business and results of operations.

•

Demand for our products has previously increased at the same time that we began to experience limitations in our supply chain, which has resulted, and may in the future result, in a shortage of supply, increased costs of products, materials, and components and delays in the timely delivery thereof, which has required, and may in the future require, that we pass through expenses or otherwise increase our pricing in certain instances for our customers and distributors. Some of our customers and distributors have rejected, and others in the future may reject, these pricing increases, negatively impacting our business. Similarly, the demand we placed on our suppliers at the same time their sub-suppliers began to face limitations led to our suppliers seeking to pass through expenses or otherwise increase pricing for products, materials, and components we required to meet our production needs, and this may occur again in the future.

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

•

Travel restrictions and hospital limitations or denials of access for non-patients have impacted, and may in the future continue to impact, the ability of our direct sales team and clinical educators in the United States and United Kingdom and our distributors and suppliers in many other countries to access physicians and clinicians in order to train them on our products at a time when we are onboarding many new customers who have no prior experience using our products. We have been training our customers and distributors on our products through online training modules. We are not certain that these alternative means will be as effective as our standard training methods, particularly over the long term in terms of using our products on the full range of patients experiencing respiratory distress, including hypercapnia, or even using our products at all, and while we have not seen a negative impact to our complaint rates to date, we may see higher complaint rates in the future, particularly from new customers who are less familiar with our products.

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

•

Stay at home orders implemented in March, April, and May significantly restricted individuals from traveling outside the home, which limited our ability to hire new employees or backfill terminated employees; if additional stay at home orders are issued in the future, our ability to hire new employees or backfill terminated employees may be further impacted. Additionally, the federal unemployment compensation subsidy passed into law in connection with the COVID-19 pandemic created incentives for certain individuals to stay home rather than seek to enter the job market, which also limited our ability to hire new employees and backfill terminated employees. The federal unemployment compensation subsidy initially expired on July 31, 2020, then was extended in September at a lower rate, and is currently being negotiated further. Any further extension of the federal unemployment compensation subsidy may continue to limit our ability to hire new employees and backfill terminated employees in the future.

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

The U.S. federal government has cancelled, and the U.S. federal government and/or state or international governments may in the future cancel contracts they have entered into with suppliers to procure competitive respiratory support technologies, thereby leaving those suppliers with significant inventory of components and/or finished goods and creating motivation for those suppliers to enter markets around the world with those devices at extremely competitive pricing; to the extent those suppliers and their products would compete with us, our existing business in markets where we already are established and/or our ability to enter into new markets may be negatively impacted.

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

In addition, the increases in demand we have at times experienced since the onset of the COVID-19 pandemic are correlated with the number of patients suffering from COVID-19 who are being treated for respiratory distress; these increases in demand may not continue after the COVID-19 pandemic subsides. Moreover, the increases in demand we have experienced to date may result in decreased demand for our products after the COVID-19 pandemic subsides as hospitals may have a large surplus of ventilators and other respiratory support equipment, including high flow nasal cannula devices, potentially including Vapotherm’s Precision Flow systems. Additionally, we were awarded a blanket purchase agreement from the Department of Defense and may in the future be compelled to or otherwise enter into other blanket purchase agreements or supply agreements with domestic or foreign governmental entities, and orders may not materialize thereunder for a variety of reasons, including without limitation, the COVID-19 pandemic subsiding or any decision by the relevant domestic or foreign governmental entity to otherwise cancel or alter their purchase order or supply agreement. Even if any such agreement is ultimately fulfilled, the domestic or foreign governmental entity might fail to adequately distribute and install our technology in hospitals where the potential exists for it to generate an ongoing disposable revenue stream. As a result, any present increase or potential future increase in our capital or disposable revenue may not be sustained and our revenue may significantly decrease after the COVID-19 pandemic subsides, which could have an adverse effect on our business. Any sudden and significant decrease in demand may result in a substantial inventory position, which could also have an adverse effect on our business.

The full extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, among others. Additionally, strategies relating to limiting the impact of COVID-19 have become highly politicized around the world, including in connection with the 2020 U.S. Presidential election, the outcome of which may result in significant political, economic, and civil instability. To the extent the COVID-19 pandemic, whether on its own or in connection with any political, economic, and civil instability resulting from the 2020 U.S. Presidential election adversely affects our business and financial results, our distributors’ and suppliers’ business and financial results, or our customers’ business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including without limitation those relating to our ability to generate revenue and improve on or hold our current gross margin, the price of our common stock, our susceptibility to securities or other types of litigation, our significant amount of indebtedness, our need to generate sufficient cash flows to service our substantial indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

ITEM 6.        EXHIBITS

The exhibits filed as part of this quarterly report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan

10.2	Form of Restricted Stock Unit Agreement for Employees who are not Executive Officers pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan

10.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan RSU

10.4	Form of Restricted Stock Unit Agreement for Consultants pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan RSU

10.5	Form of Non-Statutory Stock Option Agreement for Consultants pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan RSU

10.6	Amended and Restated Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan, dated August 31, 2020

10.7	First Amendment dated September 15, 2020 to Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade, dated March 14, 2016

10.8	Third Amendment to Amended and Restated Business Finance Agreement, dated September 29, 2020, between Vapotherm, Inc. and Western Alliance Bank

10.9	Fourth Amendment to Lease Agreement, dated August 23, 2020, between 100 Domain Drive EI, LLC, as administrator of the tenancy in common with 100 Domain Drive DD and Vapotherm, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

November 4, 2020	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

November 4, 2020	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer