Form 10-K
period 2020-12-31
VAPOTHERM INC
filed 2021-02-24
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2020, was $821,449,356.

The number of shares of registrant’s Common Stock outstanding as of February 18, 2021, was 25,806,506.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to occur on June 22, 2021, are incorporated by reference into Part III of this report.

We use “Vapotherm,” “High Velocity Therapy,” “HVT,” “Precision Flow,” “Hi-VNI,” “OAM,” “HGE,” “Solus Medical,” and other marks as trademarks in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words and the use of future dates. Forward-looking statements include, but are not limited to, statements concerning:

•	estimates regarding the annual total addressable market for our Precision Flow systems, future results of operations, financial position, capital requirements and our needs for additional financing;
•	commercial success and market acceptance of our Precision Flow systems, our Oxygen Assist Module, HGE Digital Health application, and any future products we may seek to commercialize;
•	competitive companies and technologies in our industry;
•	our ability to enhance our High Velocity Therapy technology, our Oxygen Assist Module, expand our indications and develop and commercialize additional products;
•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	the impact of the current COVID-19 pandemic on our business and operating results;
•	our ability to accurately forecast customer demand for our products, adjust our production capacity if necessary and manage our inventory, particularly in light of the ongoing COVID-19 pandemic;
•

our ability to expand, manage and maintain our direct sales and marketing organizations in the United States and United Kingdom, and to market and sell our Precision Flow systems globally and to expand our limited release and eventually to market and sell our Oxygen Assist Module throughout the United Kingdom, Europe, and the Middle East;

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
•

our ability to establish, maintain, and use our intellectual property to protect for our High Velocity Therapy technology, Precision Flow systems, our Oxygen Assist Module, and HGE Digital Health application or avoid claims of infringement;

•	the volatility of the trading price of our common stock; and
•	our expectations about market trends and their anticipated effect on our business and operating results.

ii

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K in Part I, “Item 1A. Risk Factors” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our other filings with the Securities and Exchange Commission, or SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Annual Report on Form 10-K, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

iii

PART I

Item 1. Business.

Overview

We are a global medical technology company primarily focused on the development and commercialization of our proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy products deliver non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patient with both Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, and Type 2 hypercapnic respiratory distress, like that experienced by patients with chronic obstructive pulmonary disease (“COPD”). Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of December 31, 2020, more than 2.6 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 28,000 capital units, an increase of 72.8% compared to December 31, 2019.

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020. The COVID-19 pandemic contributed to this transformation in at least two primary ways: first, it resulted in increased awareness of high flow therapy, including recognition by the Centers for Disease Control and Prevention (“CDC”), World Health Organization (“WHO”), National Institutes of Health (“NIH”), Society for Critical Care Medicine, American College of Emergency Physicians, and the Chinese, German, Italian, and Australian thoracic societies of high flow therapy as an appropriate first line therapy for those suffering from low oxygen levels. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s emergency department (“ED”) with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our existing focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in expanded use of our products to treat all forms of Type 1 and Type 2 respiratory distress in a variety of settings.

Patients with both Type 1 and Type 2 respiratory distress can have severe difficulty breathing and inability to sustain sufficient oxygen levels or remove retained carbon dioxide in their lungs and airways. These patients often require immediate respiratory support ranging from supplemental oxygen therapy for mild cases to invasive mechanical ventilators for severe cases. Many of these patients are initially treated in the emergency department. Patients who cannot be adequately stabilized are often transferred to the intensive care unit, or ICU, a high cost and capacity-constrained setting in the hospital. An independent third-party study published in the June 2005 issue of Critical Care Medicine determined that the average cost for a typical three day stay in the ICU in the United States was $13,347. This cost increased by an average of 47% to $19,558 when the patient required mechanical ventilation. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced.

The market for the treatment of respiratory distress is large and growing. Based on industry sources, we estimate that there are over 12 million patients who suffer from respiratory distress each year in the United States and select international markets that could benefit from our High Velocity Therapy technology. As a result, we believe the annual total addressable global market for our High Velocity Therapy technology exceeds $1.5 billion. We believe that an aging population and growing prevalence of heart failure and COPD will lead to an increase in the size of our total addressable market in the future.

Our High Velocity Therapy technology competes with non-invasive positive pressure ventilation, or NiPPV, the traditional standard of care for respiratory distress. NiPPV uses pressure to drive gas in and out of a patient’s lungs. It is typically administered through the fitting of an air-tight mask over the patient’s nose and mouth and tightening a strap around the patient’s head to secure the mask in place. NiPPV delivered through a mask is associated with increased patient discomfort and anxiety and can cause facial skin ulceration and trauma to the lungs. The mask complicates the care required to support a patient because they cannot talk, eat, drink or take oral medications while wearing the tight-fitting mask, and must time their breaths to be in sync with the bursts of air being forced into their lungs. NiPPV can also be delivered through a tight-fitting mask that only covers the nose or tight-fitting prongs that seal the external opening of each nostril. These alternatives, which usually require a chin strap to limit air leaks by keeping the patient’s mouth closed, can also cause skin ulceration around the nose and nostrils. Third-party clinical evidence published in the June 2000, January 2009 and February 2013 issues of Critical Care Medicine suggests that delivering NiPPV through a mask that covers both the nose and mouth is generally preferred from an effectiveness perspective over a mask that only covers the nose or nasal prongs, particularly in the acute setting.

NiPPV is typically an escalation therapy, which means that practitioners often start at low pressures and increase as tolerated until the patient stabilizes. Patients treated with NiPPV are often transferred to the ICU because NiPPV usually requires frequent patient monitoring to ensure patient compliance and safety. Clinical evidence published in the November 2007 issue of Respiratory Care shows that approximately 30% of patients are intolerant of NiPPV masks, which can cause them to become non-compliant with treatment. Patients who cannot tolerate NiPPV are often sedated and potentially intubated in preparation for mechanical ventilation. Intubation involves the insertion of a plastic tube into the trachea to maintain an open airway. Mechanical ventilation is a complex, invasive procedure that is associated with increased costs of care, lengths of stay, incidence of infections, ventilator dependence and mortality.

In contrast to NiPPV, our High Velocity Therapy technology delivers heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface to help reduce the work of breathing. Our Precision Flow systems, which use our High Velocity Therapy technology, are clinically validated alternatives to NiPPV, and we believe they also provide the following primary benefits for the patient, the clinician and the hospital:

•	meaningful improvement in patient comfort and compliance;
•	facilitation of patient admissions to lower intensity, lower cost and less capacity-constrained care settings;
•	reduced risk of pressure ventilation related side effects; and
•	clinician workflow benefits, including easier administration and reduced patient monitoring.

A compelling body of clinical data supports the efficacy and benefits of High Velocity Therapy technology for respiratory distress. In 2018, the U.S. Food and Drug Administration, or FDA, granted our de novo request for an expanded indication for the Precision Flow Hi-VNI system, which incorporates our High Velocity Therapy technology. The FDA also created a new classification regulation under which this system is currently the only product listed. The expanded indication currently identifies this system as a high velocity nasal insufflation device that provides ventilatory support to spontaneously breathing patients suffering from respiratory distress in a hospital setting. We believe this indication validates our clinical differentiation and compelling value proposition, establishing High Velocity Therapy technology as an attractive alternative to NiPPV.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States, we currently offer our Oxygen Assist Module, which launched in the United Kingdom, select European markets, and Israel in late 2020. The Oxygen Assist Module can be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. The Oxygen Assist Module helps clinicians maintain a patient’s pulse oxygen saturation, or SpO2, within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen. In neonates, these risks include visual or developmental impairment or death.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and through distributors in other select countries outside of the United States and the United Kingdom. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and through distributors in Europe and the Middle East. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2020, we have sold our Precision Flow systems to over 1,600 hospitals across the United States, where they have been primarily deployed in the ICU setting.

Our revenues are derived principally from sales of Precision Flow units and sales of the single-use disposable vapor transfer cartridges these units require. Due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, in 2020 we generated revenue primarily from sales of our Precision Flow systems. However, historically we generated revenue primarily from sales of the disposable products utilized with our proprietary Precision Flow systems, and in the future we believe we will generate revenue primarily from the sales of disposable products utilized with our proprietary Precision Flow systems. Our revenue grew from $48.1 million for the year ended December 31, 2019 to $125.7 million for the year ended December 31, 2020. Revenue from single-use disposables represented approximately 72.9% and 45.1% of our total revenue for the years ended December 31, 2019 and December 31, 2020, respectively. During this time, our international revenue also grew, representing 21.1% of our total revenue in 2019 and 24.0% of our total revenue in 2020. For the years ended December 31, 2019 and 2020, we incurred net losses of $51.1 million and $51.5 million, respectively.

We believe our anticipated growth will be driven by the following strengths: disruptive technology supported by a compelling body of clinical and economic evidence; expanded FDA indications for use for our Precision Flow Hi-VNI system; new FDA clearances and/or approvals for our product pipeline, including the second generation Precision Flow product and the Oxygen Assist Module, a recurring revenue model with high visibility on our disposables utilization; dedicated respiratory sales forces in the United States and the United Kingdom and experienced international distributors; comprehensive approach to market development with an established clinical team and digital marketing initiatives; robust and growing intellectual property portfolio; and an experienced senior management team and board members with deep industry practice.

On November 13, 2020, we acquired HGE Health Care Solutions, LLC (“HGE” or “HGE Digital Health”) a “software as a service” platform for ongoing management of chronic respiratory disease. HGE developed a clinical services platform designed to help providers improve the quality of life of their COPD patients by remotely monitoring their daily condition and responding early to changes that could signal an impending worsening of their COPD systems (known as an “exacerbation”). HGE’s platform was built upon clinical protocols and supported by 12 years of research focused on finding a better way to provide care for a geographically and socio-economically diverse COPD patient population.

Unlike other disease management solutions, HGE effectively engages both patients and providers on a daily basis. A patient’s symptoms are typically logged daily via a mobile application, quickly establishing a baseline. From there, HGE’s intelligent platform enables clinicians to triage and respond to patients in need with same-day treatment plans that address current symptoms and seek to prevent future exacerbations.

HGE currently offers customers COPD remote patient monitoring services through multiple business models, including value-based arrangements with payors and service-based arrangements with providers. We believe the market opportunity for HGE’s COPD services is large and growing. WHO estimates that COPD is the third leading cause of death worldwide in 2019, and the National Heart, Lung and Blood Institute estimates 16 million Americans suffer from the disease resulting in approximately $50 billion dollars in medical cost burden each year. Additionally, we believe HGE’s platform could be adapted to provide value to providers who care for patients suffering from other respiratory conditions.

Our goal is for our High Velocity Therapy products to become the standard of care for the treatment of respiratory distress in the hospital and in the home, and we believe HGE’s remote patient monitoring services may help us achieve that goal. Our strategy includes: attracting new customers while driving penetration within our existing customer base, with a specific focus on educating those customers who first utilized our technology to treat the Type 1 respiratory distress experienced by COVID-19 patients on the efficacy of our High Velocity Therapy technology at treating Type 2 respiratory distress as well; continuing to build the preeminent respiratory sales team to facilitate further adoption; increasing awareness of our therapy through social media, digital marketing, and medical education programs; continuing to drive manufacturing cost efficiencies and leveraging our infrastructure to expand margins; leveraging our innovation capabilities to expand our High Velocity Therapy technology and Oxygen Assist Module market penetration and opportunity; scaling HGE’s current service offerings and expanding the range of respiratory conditions for which HGE’s platform can be of value to our customers.

Respiratory Distress Market Overview

Overview of Respiratory Distress

Respiratory distress is caused by a wide range of serious underlying conditions, including pneumonia, COPD, asthma, heart failure, and most recently COVID-19. WHO estimates that COPD and lower respiratory infections (pneumonia) were the third and fourth leading causes of death world-wide, respectively, in 2016. Further, WHO expects total deaths due to COPD to increase 30% in the next 10 years. Patients with respiratory distress can have severe difficulty breathing, resulting in an increased respiratory rate and work of breathing. The inability to breathe is one of the most distressing conditions a patient may experience and is almost always associated with anxiety and discomfort. These patients often require immediate respiratory support ranging from supplemental oxygen therapy for mild cases to more invasive mechanical ventilators that perform the work of breathing for severe cases. Many of these patients are initially treated in the ED. Patients who cannot be adequately stabilized are often transferred to the ICU, a high cost and capacity-constrained setting in the hospital. An independent third-party study published in the June 2005 issue of Critical Care Medicine determined the average cost for a typical three day stay in the ICU in the United States was $13,347. The cost increased by an average of 47% to $19,558 when the patient required mechanical ventilation. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced.

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

Patients treated with NiPPV are often transferred to the ICU because NiPPV usually requires intensive monitoring to ensure patient compliance and safety. Clinical evidence shows that approximately 30% of patients are intolerant of NiPPV masks. Such intolerance is caused by a variety of reasons including: discomfort, claustrophobia and the inability of patients to time their breaths to be in sync with the bursts of air provided by the device.

Patients who cannot tolerate NiPPV are often sedated and potentially intubated as the first step before mechanical ventilation. Intubation involves the insertion of a plastic tube into the trachea to maintain an open airway. Mechanical ventilation is a complex, invasive procedure that is associated with increased costs of care, lengths of stay, incidence of infections, ventilator dependence and mortality. For example, during the initial months of the COVID-19 pandemic in 2020, before high flow therapy became a recognized first line therapy, patients who were intubated for mechanical ventilation upon presentation had a mortality rate as high as 88% in a study published by the Journal of American Medical Association.

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

Our Solutions

Overview of High Velocity Therapy Technology

High Velocity Therapy technology delivers heated, humidified and oxygenated air at a high velocity through a small-bore nasal interface to treat patients of all ages suffering from respiratory distress. Our Precision Flow systems, which use High Velocity Therapy technology, can treat nearly all patients in respiratory distress who would not otherwise require mechanical ventilation, regardless of whether they are in need of an oxygen-based therapy or NiPPV. There is a subset of patients who will require NiPPV that we might otherwise have been able to treat, but for their absence of a respiratory drive, or the inability to breathe on their own.

Patient groups that can be treated with High Velocity Therapy. These include patients suffering from a wide range of respiratory distress acuity levels, including most of those traditionally treated by NiPPV.

Instead of a mask, High Velocity Therapy technology delivers temperature-controlled humidified gas to the patient at a high velocity through a small-bore nasal interface. High Velocity Therapy is typically a de-escalation therapy, which means it is appropriate to start at higher flows. Breathing while on High Velocity Therapy technology helps patients ventilate and return to their normal breathing pattern. In comparison to NiPPV, we believe that our technology improves patient comfort and compliance due to the delivery of breathing gases through a small-bore nasal interface that does not completely cover the patient’s nose and mouth. While using our High Velocity Therapy products, patients can eat and drink, talk with their caregivers and loved ones, and in some cases where important to the patient’s rehabilitation, remain ambulatory. For parents with infants in the neonatal intensive care unit, or NICU, our products allow more direct skin-to-skin contact between parents and their babies which has been shown to improve cardiorespiratory and temperature stability, sleep organization and duration of quiet sleep, neurodevelopmental outcomes, breastfeeding and modulation of pain responses in published clinical literature.

High Velocity Therapy	NiPPV

High Velocity Therapy Mechanism of Action

The key to High Velocity Therapy technology is the ability to deliver conditioned breathing gases to patients in respiratory distress at a sufficient velocity to flush out the anatomical dead space between breaths when the patient’s respiratory rate is elevated. As patients inhale this properly humidified, oxygen rich and carbon dioxide depleted medical gas, the work of breathing is reduced. Similar to the effect seen with water flowing from a garden hose, narrowing of the opening leads to dramatic increases in water velocity and turbulent kinetic energy exiting the hose or, in the case of High Velocity Therapy technology, air exiting the cannula. The graph below depicts the calculated flow-velocity relationship for gas moving through different sized cannula openings. The Precision Flow systems’ high-velocity delivery of breathing gases through a small-bore adult cannula results in an approximately four-fold increase in velocity as compared to the same flow from the large-bore adult cannula of conventional heated humidified high flow oxygen devices. This increased velocity promotes turbulent flush of the airway, even for patients breathing very rapidly.

At all air flow rates, High Velocity Therapy (“Small bore NC”) delivers higher velocity air than conventional heated humidified high flow oxygen devices (“Large bore NC”).

Small bore NC
Large bore NC
Velocity (m·sec-1)
Volumetric Flow (L·min-1)
0
5
10
15
20
25
30
35
40
45
50
55
60
10
20
30
40
50
60

The high velocity breathing gases delivered by Precision Flow systems both actively push the air out of the anatomical dead space through the mouth and nose and also replace air containing carbon dioxide from the lungs with freshly oxygenated air.

Diagram depicting the ability of high velocity air to displace dead air in the nasal cavities and the back of the throat.

Increasing the flow rate of untreated air would typically present challenges to the upper airway structures which are responsible for both heating and humidifying the inhaled gas prior to reaching the lungs. The increased air flow has the potential to cause drying and damage to the mucosa, which in turn could lead to complications such as increased infection rates. Breathing gases provided by our High Velocity Therapy products are temperature controlled and humidified both for patient comfort as well as to protect the integrity of the airway. This is accomplished by a proprietary vapor transfer cartridge, or VTC, containing water-vapor-permeable hollow fibers that provide a high surface area allowing air to become saturated with water vapor at body temperature. The result is a very fine, molecular water vapor that is energetically stable.

An important factor in providing temperature-controlled humidified air to patients is ensuring that the intended temperature and humidity are maintained as the air travels from the device to the patient. Our High Velocity Therapy products accomplish this by using a proprietary triple-lumen water-jacketed delivery tube which maintains the air at a constant temperature throughout the length of the delivery tube. This design, coupled with the very fine, molecular water vapor generated by our proprietary VTC, is designed to prevent water from condensing in the delivery tube and to eliminate the risk of having liquid water introduced into the patient’s airway. Other conventional humidified high flow oxygen delivery device manufacturers create humidified breathing gases by heating a bulk volume of water to create steam, which is then transferred to patients through electrically heated concentric wires. This results in the breathing gases passing through areas of uneven heating, including areas of excess heat which could be dangerous to the patient as well as cooler areas where condensation, or rainout, occurs. Delivery of liquid water rainout into the nose of the patient is both uncomfortable and potentially harmful. The Precision Flow systems’ triple-lumen delivery tube has been shown in a study we sponsored to provide excellent control of rainout of condensation as compared to the humidified breathing gas systems with the heated wire.

The oxygen content of the air and its flow rate can be precisely regulated by the Precision Flow systems using a simple, intuitive single-dial interface. Connections to air and oxygen are through standard wall connectors or via standard oxygen and air tanks typically available in hospitals. The Precision Flow systems make use of industry-standard, user-replaceable oxygen sensors to measure oxygen concentrations.

Benefits of High Velocity Therapy

We believe our High Velocity Therapy technology addresses the key limitations of existing respiratory distress treatment options and provides the following principal benefits to hospitals, patients and providers:

•

Meaningful improvement in patient comfort and compliance. Our proprietary High Velocity Therapy technology is an innovative solution that provides non-invasive ventilatory support and enhances patient comfort and compliance when compared to NiPPV. According to a third-party clinical study published in the November 2007 issue of Respiratory Care, approximately 30% of patients are intolerant of NiPPV masks. The tight-fitting and difficult to seal masks can cause patient discomfort, anxiety and complicate the care required to support patients. In a Company-sponsored, randomized clinical trial, physicians reported a higher median score for High Velocity Therapy technology than NiPPV for patient comfort, ease of use, clinical response and need for monitoring, which we believe is due to properly conditioned medical gases being delivered through a small-bore nasal interface that does not completely cover the patient’s nose and mouth. While using our products, patients can eat and drink, talk with their caregivers and loved ones, take oral medications and may remain ambulatory. For parents with infants in the NICU, our product allows more direct skin-to-skin contact between the parents and their babies.

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

•

Facilitation of patient admissions to lower intensity, lower cost and less capacity-constrained care settings. As we believe our Precision Flow systems are more easily tolerated by patients, the monitoring requirements may be lower, which may increase the likelihood that a patient can be admitted to a general care floor, step-down unit or discharged home from the ED. Patients who are placed on NiPPV in an ED are often admitted to an ICU. In comparison, in a multicenter utilization study we sponsored that included 128 patients with respiratory distress treated in emergency rooms with High Velocity Therapy technology, the physicians’ perception was that 54% of the patients could be transferred to general care floors as opposed to being admitted to the ICU. An independent third-party study published in the June 2005 issue of Critical Care Medicine determined the average cost for a typical three day stay in the ICU in the United States was $13,347. The cost increased by an average of 47% to $19,558 when the patient required mechanical ventilation. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced.

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

We believe we can replace NiPPV as the standard of care for treating respiratory distress patients who require non-invasive ventilatory support and who are capable of spontaneously breathing. The table below highlights the key advantages of High Velocity Therapy technology over NiPPV.

Advantages of High Velocity Therapy over NiPPV

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
• Improved workflow
• Lower capital investment

Overview and Benefits of our Oxygen Assist Module

Our Oxygen Assist Module is a module designed for use with most versions of our Precision Flow systems and designed to help clinicians maintain oxygen levels within a tight SpO2 range. The Oxygen Assist Module adjusts delivered FiO2 in response to SpO2 readings captured by a standard pulse oximetry probe. We launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States.

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

In February 2021, we upgraded the software on approximately 45 Oxygen Assist Module units outside of the United States from software version 2.2.0 to software version 2.5.0. Subsequently, a bug in software version 2.5.0 was discovered by one of our employees. Although there have been no reports of patient injury associated with this bug and we believe risk of patient injury is unlikely, out of an abundance of caution, we immediately notified our users and undertook a field action to remove software version 2.5.0 from all upgraded units and downgrade these units to software version 2.2.0 until the issue is resolved. All software downgrades have been completed.

Our Market Opportunity

Based on our internal estimates, worldwide there are over 12 million patients per year who experience respiratory distress that could benefit from our High Velocity Therapy technology. According to U.S. Department of Health & Human Services data, in the United States, there were over four million patients treated for respiratory distress in 2014 and we estimate there are over eight million patients per year treated for respiratory distress in select international markets including, but not limited to, the United Kingdom, Germany, Brazil, Mexico, Spain, Italy and Japan. We believe that our total addressable market for High Velocity Therapy technology is $1.5 billion per year.

We calculated our total addressable market for High Velocity Therapy technology based on (i) the 12 million patients per year who experience respiratory distress between the United States and select international markets, (ii) our average selling price of the Precision Flow systems capital units and single-use disposables and (iii) a five-year replacement cycle for the capital units. We expect our total addressable market to increase in the future due to an aging population, and a growing prevalence of heart failure and COPD. The prevalence of heart failure is expected to grow 46% from 2012 to 2030, while WHO expects the number of deaths from COPD to increase 30% in the next 10 years. Our products support neonatal, pediatric, and adult patients in EDs, ICUs, general care floors and long-term acute care hospitals.

Hospitals: Emergency Departments

EDs are the gateway to the hospital in the United States. Over 50% of hospital admissions enter the hospital through the ED. Patients in the ED may not have a clearly defined diagnosis until later in their hospital stay and the goal is to treat the symptoms of respiratory distress, rapidly stabilize patients, and move them out of the ED for treatment of their underlying condition. EDs place value on efficient workflow, minimizing patient wait time, and enabling the best clinical and economic post-ED outcome. Patient satisfaction around ED visits can impact reimbursement rates, hospital ratings, and community reputation and therefore patient choice. Technologies that can address patients’ clinical needs without requiring admission to the ICU may be viewed favorably by patients and may help hospitals manage the overall flow of patients. High Velocity Therapy technology is currently available in over 800 of the approximately 5,000 EDs in the United States.

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

The traditional mode of NiPPV respiratory support in the NICU is nasal continuous positive airway pressure, or nCPAP. nCPAP is an effective tool for treating respiratory distress but carries an increased risk of pressure ulcers, formation of air pockets outside of the lungs and gastric distention. nCPAP typically requires a mask and large bore tubes that blocks the face of the patient and severely limits the ability of parents to hold or bond with their child. The American Academy of Pediatrics recommends that Level II NICUs only provide assisted ventilation on an interim basis until the infant’s condition either soon improves or the infant can be transferred to a higher-level facility better suited to handling increasingly complex cases, in part due to the availability of pediatric medical subspecialists, pediatric surgical respiratory support, and physiologic monitoring equipment. This can result in newborn babies spending their entire hospitalization far away from home, increasing the cost to the medical system and creating economic and emotional challenges to patients and families. High Velocity Therapy technology is currently available in over 420 of the approximately 1,500 NICUs in the United States.

Long-Term Acute Care Hospitals

Long-term acute care hospitals, or LTACHs, serve patients with complex needs requiring longer hospital stays and highly specialized care. LTACHs are designed for patients who need intense, extended care for more than 25 days. Many patients admitted to LTACHs arrive directly from the ICU of traditional hospitals and require ventilator support. Similar to the ICU setting, reimbursement in LTACHs and in the acute space in general is capped by admission diagnosis. As LTACHs are focused on maintaining or lowering their overall costs per treated patient, a therapeutic approach that could keep patients from going on mechanical ventilation or that could allow patients to be weaned off mechanical ventilation more quickly and efficiently may be viewed favorably by LTACH administrators in charge of managing the business. High Velocity Therapy technology is currently available in over 190 of the approximately 400 LTACHs in the United States.

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

The Precision Flow Hi-VNI system was fully launched in February 2019.  When compared to the Precision Flow Plus, which was launched in April 2017, the Precision Flow Hi-VNI system includes incremental hardware and software updates to improve the reliability and ease of manufacture and to comply with the Electromagnetic Compatibility or EMC 4th Edition requirements for medical devices.  The primary change was to limit the maximum temperature to 39 degrees Celsius. As with the Precision Flow Plus, the Precision Flow Hi-VNI system offers connectivity to a hospital’s nurse call system to alert the staff to disruption of the patient’s respiratory support and/or to most hospitals’ EMR systems to record the user selected and current delivered flow rate, temperature, percent oxygen, and the status of the supply gas connections and water supply as well as any fault codes.

The Precision Flow Heliox also includes the same High Velocity Therapy technology as the other Precision Flow versions and is also able to precisely deliver heliox gas.

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

Components of the Precision Flow System

Capital Unit	Disposable Patient Circuit

Disposable Patient Circuit Components

Vapor Transfer Cartridge	Delivery Tube

Companion Products and Enhancements

We sell companion products that facilitate clinical use and enable rapidly growing market acceptance and expansion. These products include (i) the Vapotherm Transfer Unit 2.0, which allows patients to be transferred between care areas within the hospital or ambulate while on therapy, (ii) the Q50 compressor, which provides a compact, relatively low noise, low cost source of compressed air necessary to run the Precision Flow systems in areas of the hospital without access to a wall gas source, (iii) the aerosol aeroneb adaptor, which is designed to facilitate delivery of ultrasonic aerosolized medication, (iv) an aerosol disposable patient circuit that is designed to streamline both continuous and intermittent delivery of aerosol medication for patients on High Velocity Therapy, and (v) a tracheostomy adaptor that simplifies the connection of the Precision Flow systems to a tracheostomy collar used to wean patients off mechanical ventilation. Specialized disposable products also enable the delivery of specialized nitric oxide and heliox breathing gases. We also sell a new lightweight ProSoft cannula that is designed to provide gentle contact with the skin.

In addition, we have product enhancement projects ongoing at any point in time. These enhancements incorporate customer feedback with the goal of improving the patient and caregiver experience.

Market Expanding Products

We are in the process of seeking FDA approval of our Oxygen Assist Module and are working with FDA to obtain an investigational device exemption for pediatric evaluation of the Oxygen Assist Module. On April 2, 2020, the Oxygen Assist Module was granted Breakthrough Device Designation by the FDA for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of pulse oxygen saturation. FDA’s Breakthrough Device Program is intended to help patients and healthcare providers receive more timely access to breakthrough technologies that may have the potential to provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The program is designed to expedite the development, assessment and FDA review of breakthrough technologies.

We are also in the process of seeking FDA clearance for our High Velocity Therapy 2.0 (“HVT 2.0”) as the next generation of our Precision Flow system. Subject to receipt of FDA clearance, the HVT 2.0 is targeted to be released in the United States in the second half of 2021. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for wall air. With a variable oxygen connection (tank, wall or concentrator) the HVT 2.0 system is designed to support patients wherever they need respiratory support, including outside of the hospital in a home or future use in a field transport setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are intended to minimize clinician time spent on operating the equipment so they can focus on their patient.

Despite not yet having received 510(k) clearance from the FDA, on February 12, 2021, the FDA notified us that, under FDA Emergency Use Authorization (“EUA”) issued on March 24, 2020, the HVT 2.0 was authorized for emergency use in healthcare settings to treat patients during the COVID-19 pandemic, subject to the conditions set forth in the EUA.

Clinical Results and Studies and Economic Data

We have a compelling body of clinical studies and economic data that supports the use of the Precision Flow system, which uses High Velocity Therapy technology, for treating respiratory distress and providing non-invasive ventilatory support. Maintaining an ongoing cadence of clinical study and economic data publications is an important component of our strategy, including both Vapotherm-sponsored research and providing grants for investigator-initiated research.

High Velocity Therapy Compared to NiPPV

A significant body of clinical studies across multiple spontaneously-breathing patient populations has validated High Velocity Therapy technology as a safe and effective alternative to NiPPV. Additionally, High Velocity Therapy affects ventilatory support through a process called high-velocity nasal insufflation. In the adult population, we sponsored a 204 patient (100 NiPPV patients and 104 High Velocity Therapy technology patients), multisite randomized controlled trial in the ED, which was published in the July 2018 issue of Annals of Emergency Medicine. Patients in respiratory distress were recruited with the need for non-invasive ventilatory support in the ED. Of the patients who were enrolled in the study, 65 were suffering from respiratory failure due to COPD including hypercapnia, the inability to effectively clear carbon dioxide from the body. The primary outcome measure was therapy failure requiring intubation, the insertion of a plastic tube into the trachea to maintain an open airway for mechanical ventilation, within 72 hours of initiation or a clinical decision to cross-over to the alternative therapy. This study concluded that high velocity nasal insufflation delivered with High Velocity Therapy technology is non-inferior to NiPPV in preventing patients from being intubated and receiving mechanical ventilation.

Patients were recruited with the need for non-invasive ventilatory support and followed for 72 hours. The primary outcome measure was respiratory failure requiring intubation within 72 hours of initiation or clinical decision to cross-over to the alternative therapy. The outcome showed High Velocity Therapy technology was non-inferior to NiPPV. The following chart conveys the rates of failure resulting in intubation for those randomized to High Velocity Therapy technology and NiPPV. There was no statistically significant difference between the two.

Rate of intubation in a 204-patient, multicenter randomized clinical trial of ED patients with respiratory distress.

Rate of Intubation

High Velocity Therapy
7%
NiPPV
13%
0
5
10
15
20
25
% INTUBATED IN 72 HOURS

*High Velocity Therapy does not provide the total ventilatory requirements of patients.

Secondary outcomes included monitoring of vital signs, oxygen and carbon dioxide in the blood, and patient reports of their perception of shortness of breath were monitored during the first four hours of therapy, and High Velocity Therapy technology performed as well as NiPPV during this period. The important measure of the effect of the therapy on providing ventilatory support is blood carbon dioxide and how that changes over time. Elevated blood carbon dioxide levels will generally decline over time when a patient receives adequate ventilatory support. Use of both High Velocity Therapy technology and NiPPV led to similar decreases in carbon dioxide levels within the blood.

The chart below demonstrates the changes observed in blood gas values for both High Velocity Therapy technology and NiPPV therapy. Both begin at baseline with elevated carbon dioxide values, and both drop at a similar rate over time, at one hour and four hours of therapy.

Blood carbon dioxide levels over time

The clinicians involved in the trial were asked for their perception of the various therapies. The clinicians reported a higher median score for High Velocity Therapy technology than NiPPV for patient comfort, ease of use, clinical response and need for monitoring. The clinicians reported the same median score for High Velocity Therapy technology and NiPPV for technical/clinical complexity. The authors also concluded that patients treated with High Velocity Therapy technology can more easily communicate, receive oral medications, and eat without interruption of therapy, which are limitations of NiPPV.

Median clinicians’ perception of High Velocity Therapy to NiPPV on a scale of 1 to 5 where 5 represents the best score

In February 2018, the NEJM Journal Watch, which reviews and summarizes medical research studies across 12 specialties, concluded after reviewing our Company-sponsored ED study described above that High Velocity Therapy technology is easier to set up than NiPPV. Further, the NEJM Journal Watch noted that High Velocity Therapy technology has the potential to replace NiPPV in EDs, ICUs and ambulances.

A subgroup analysis of these data was published in Heart and Lung in April 2020 looking at the effectiveness of High Velocity Therapy technology specifically in the 65 patients among the 204 in this study that were diagnosed with significant hypercapnia. The ability of High Velocity Therapy technology to adequately provide ventilatory support is particularly important in this population. This subgroup analysis showed that 6% of the High Velocity Therapy technology patients and 16% of the NiPPV patients required intubation within the first 72 hours of care after admission, with comparable ability to reduce carbon dioxide levels over time. The subgroup analysis concluded that High Velocity Therapy technology provided ventilatory support similar to NiPPV in patients presenting with hypercapnic respiratory distress. Another sub-group analysis of these data was published in the American Journal of Emergency Medicine in April 2020 looking at the effectiveness of High Velocity Therapy technology specifically in the 42 patients from the primary ED study who presented with decompensated heart failure. This subgroup analysis demonstrated comparable results between High Velocity Therapy technology and NiPPV. The results from these subgroup analyses may be valued by ED physicians who need to make treatment decisions before knowing the patient diagnosis.

High Velocity Therapy technology was also observed in a third-party study published in the May 2013 issue of the Journal of Pediatrics to have similar efficacy when compared to nCPAP in a randomized controlled trial of premature infants who were receiving non-invasive ventilatory support after being removed from intubation, or extubation. nCPAP is the standard non-invasive therapy for management of respiratory distress in neonates in the NICU. nCPAP is administered using a tight-fitting nasal plugging cannula and delivers pressure to the lungs. It is efficacious, but it is also associated with trauma to the face of the baby, pressure and volume-related complications to the chest, and limitation of access to both parents and caregivers to maintain close contact with the newborns. High Velocity Therapy technology produced similar rates of extubation failure as the standard of care nCPAP, and significantly reduced nasal trauma.

Additionally, High Velocity Therapy technology was observed in a third-party study published in the May 2016 issue of JAMA Pediatrics to be non-inferior to NiPPV as a primary respiratory support therapy in a randomized controlled clinical trial of premature newborn infants with respiratory distress syndrome. In this trial, 316 infants were randomized to High Velocity Therapy technology or NiPPV. The primary outcome of the trial was the number of patients who required intubation and mechanical ventilation within 72 hours, and there was no significant difference seen between High Velocity Therapy technology and NiPPV. No significant differences in other measures such as the length of time on respiratory therapy, infection rates or other prematurity-associated complications such as bronchopulmonary dysplasia, a disease in newborns caused by destruction of lung tissue, were reported.

The results from an independent clinical trial of High Velocity Therapy technology versus NiPPV in 76 preterm infants published in the May 2015 issue of Pediatric Pulmonology similarly suggest that High Velocity Therapy technology is non-inferior to NiPPV. These trials support the use of High Velocity Therapy technology as an alternative to nCPAP and NiPPV for primary and post-extubation support of neonates in respiratory distress.

Economic Cost Savings Data

An independent third-party study published in the June 2005 issue of Critical Care Medicine determined the average cost for a typical three day stay in the ICU in the United States is $13,347. The cost increased by an average of 47% to $19,558 when the patient required mechanical ventilation. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced. Treatment of patients with High Velocity Therapy technology can impact admission and placement of patients due to the lower complexity of High Velocity Therapy technology as compared to NiPPV. This is dependent on the individual sites, which often require admission to the high cost and resource-constrained ICUs if NiPPV is initiated on the patient. In a multicenter utilization study we sponsored, published in the Winter 2015 issue of Respiratory Therapy, of the 128 patients with respiratory distress treated in emergency rooms with High Velocity Therapy technology, treating physicians perceived that 54% of patients could be admitted to the general care floor, as opposed to the ICU. This finding is exemplified by a single-patient case study report from Athens Regional Medical Center. In this report, a patient with end-stage COPD who was well-known to that facility had recently been discharged from the hospital following a three day stay in the ICU where the patient was intubated and mechanically ventilated. Upon a subsequent arrival in the ED with severe difficulty breathing, this patient was treated using High Velocity Therapy technology and within 44 minutes her respiratory rate had decreased from 36 to 20 breaths per minute. Blood measurements later confirmed a normalization of pH, reduction in carbon dioxide, and maintenance of oxygenated levels of hemoglobin. The patient was kept overnight and discharged the following day. We believe the less intensive nature of the High Velocity Therapy technology permitted the physician to direct the patient to the general care floor, rather than the ICU, in this situation resulting in a savings of an estimated $3,750 for this hospital (estimated $4,500 cost for a three day stay in the ICU versus an estimated $750 cost for a one day stay on the general care floor).

Additionally, patients who are intolerant of NiPPV devices are often sedated and potentially intubated and escalated to mechanical ventilation, an invasive procedure that often results in increased care costs, increased lengths of stay, ventilator dependence, and increased morbidity and mortality. Because patients who are placed on High Velocity Therapy technology are no more likely to fail to intubation than NiPPV patients and High Velocity Therapy technology may be more easily tolerated, its utilization has the ability to reduce the number of NiPPV intolerant patients who otherwise would have been intubated. Therefore, in addition to increased patient benefits due to potentially avoiding intubation for patients who are intolerant of the masks associated with NiPPV, there may be substantial savings to the healthcare system for each patient that can be successfully treated with High Velocity Therapy technology.

Studies have shown that reducing the duration of mechanical ventilation days is an important element in reducing the potential for ventilator-associated consequences, including pneumonia, a life-threatening complication associated with mechanical ventilation. One role LTACHs play is to help wean patients from their dependence on mechanical ventilation. Gaylord Hospital, a LTACH, presented at the 2017 National Association of Long Term Hospital conference that their adoption of High Velocity Therapy technology helped them achieve an average reduction of four days of mechanical ventilation per patient, yielding an annual average cost savings for that facility of $394,000 between 2012 and 2015.

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

The target SpO2 range set in this study was 90-95% in preterm babies being supported by High Velocity Therapy technology. Babies were randomized to receive 24 hours of either manual control or automatic control using the Oxygen Assist Module. After the first 24 hours, the babies were crossed over to the alternative therapy for another 24 hours. The primary outcome measure was percent of time spent within the target SpO2 range. Secondary outcomes included the overall proportion and durations of SpO2 within specified hyperoxemic and hypoxemic ranges, and the characteristics of the times within and outside SpO2 target range. Data were analyzed from 30 preterm infants with median gestation at birth of 26 (24–27) weeks, age during the study of 29 (18–53) days and study weight 1080 (959–1443) g.

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

Proportion of Time at SpO_2 Values
Proportion of Time In SpO_2 Value (%)
20
18
16
14
12
10
8
6
4
2
0
<80
80
85
90
91
92
93
94
95
100
SpO_2 (%) - Target Range 90-95
MANUAL
AUTOMATED

Sales and Marketing

As of December 31, 2020, our sales organization consisted of 121 full time employees serving our U.S. market across 60 sales territories and 27 full time employees serving international markets, 11 of whom serve our U.K. market. In 2020, 78.9% of our revenue was derived in the United States and 21.1% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

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

We have structured our sales and clinical support team with specialized roles to sell our Precision Flow systems and single-use disposables, while delivering customer support and medical education on an ongoing basis. Our field sales representatives are responsible for identifying key customer prospects, educating them on the value of our High Velocity Therapy technology, gaining their commitment for acquiring our capital units and introducing our clinical educators.

Our clinical educators enhance the experience for customers and help facilitate adoption. We established a medical education department that develops and delivers physician-to-physician, Company-sponsored education events, and sponsors continuing medical education programs focused on addressing respiratory distress.

Our customer service and technical support team is responsible for addressing maintenance, repairs and general product and technical questions to help ensure uninterrupted patient treatments. We also use an inbound digital marketing campaign to drive leads and accelerate sales. We leverage the internet, social media, and email channels to increase brand awareness and educate customers. For example, during 2020 we were able to utilize our online Vapotherm Academy to train more than 23,000 caregivers on High Velocity Therapy technology, which proved critical during the COVID-19 pandemic when we were not able to directly access many hospitals in the United States, United Kingdom, and around the world. Data and analytics drive our decision making and help us hone our messaging and strategies. Educated and interested potential customers convert to sales prospects on our website and all leads integrate with our CRM system.

Commercial Activities Outside of the United States

We conduct our international business in the United Kingdom through a direct sales organization operated by our wholly owned subsidiary, Solus Medical Limited (“Solus Medical”). We conduct our remaining international business through a distributor model, partnering with 47 distributors in 51 countries around the world. We focus our efforts on our most established and fastest growing markets, including the United Kingdom, Germany, Brazil, Mexico, Spain, Italy and Japan. We have directly employed or retained through professional employment organizations 16 individuals to support our distributors in several of these key markets. Additionally, in the United Kingdom, our subsidiary Solus Medical now has 11 full time commercial employees. As in the United States, our direct sales team in the United Kingdom and our distributors around the world work to grow the sales of our disposable products by increasing the installed base of our Precision Flow Systems. Our direct sales team in the United Kingdom and our distributors around the world work to offer different options to our customers for acquiring Precision Flow capital units as appropriate on a country by country basis, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. We leverage our digital marketing platform abroad to educate our international clinicians, focusing primarily in the United Kingdom. We continue to evaluate market opportunities outside of the United States for business expansion.

Reimbursement

Payment for patient care in the United States is generally made by third-party payors, including private insurers and government healthcare programs. The reimbursement from third-party payors for patients that require High Velocity Therapy technology is typically intended to cover the overall cost of treatment, including the cost of our devices used during the procedure as well as the overhead cost associated with the facility where the procedure is performed. We do not directly bill any third-party payors and receive payment from the hospital or providers for our devices.

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

Research and Development

As of December 31, 2020, our research and development team consisted of 24 individuals, including mechanical, electrical, software, biomedical, and plastic engineers. For the years ended December 31, 2019 and 2020, we incurred research and development expenses of $13.4 million and $17.0 million, respectively.

Maintaining a strong cadence of new product introductions is an integral part of our strategy. We launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States. We previously entered into an agreement with a third party for a perpetual, exclusive, world-wide license to certain intellectual property related to the Oxygen Assist Module for the delivery of non-invasive ventilatory support. Pursuant to the agreement, we began paying a royalty starting on the date of the first commercial sale of the Oxygen Assist Module, and continuing for a ten year term equal to 10% of the first $3.0 million of Oxygen Assist Module revenue, 5% of the next $6.0 million of Oxygen Assist Module revenue, and 2% of any additional Oxygen Assist Module revenue until the end of the ten year term. We also license the pulse oximetry technology utilized with the Oxygen Assist Module from other manufacturers. Finally, HGE has a license agreement with Temple University under which HGE is required to pay a 1% royalty on all HGE commercial sales of HGE service offerings relating to the clinical management of and data regarding patients with COPD. The license agreement will remain in effect until the last to occur of the following (i) August 1, 2022, (ii) the expiration of the life of the last to expire of the licensed patents, and (iii) a complete cessation of reasonable efforts on the part of HGE to sell, service, or otherwise derive revenue from any licensed product.

In addition, we have sought and continue to seek to expand the FDA-cleared indications for High Velocity Therapy technology. For instance, in April 2018, the FDA granted our de novo request for an expanded indication to use with the Precision Flow Hi-VNI system, which incorporates High Velocity Therapy technology. The expanded indication for use builds on the existing indication for delivering heated, humidified and oxygenated breathing gases by recognizing a mechanism of action, high velocity nasal insufflation, as well as adding an intended use, which currently states that the device provides ventilatory support to spontaneously breathing patients suffering from respiratory distress in a hospital setting. Further, the expanded indication states this system does not provide the total ventilatory requirements for patients. The FDA also created a new classification regulation under which this system is currently the only product. The indications of our product are similar to NiPPV, but the therapy has a different mechanism of action, using velocity instead of pressure to provide ventilatory support for patients in respiratory distress.

Competition

The medical device industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. We compete as a clinically validated alternative to NiPPV for treatment of patients who are suffering from respiratory distress.

As our products are capable of treating respiratory distress, including those suffering from low oxygen levels, as well as those who have historically required NiPPV because they were unable to flush retained carbon dioxide from their respiratory system, we consider our primary competition to be NiPPV manufacturers, including Philips Respironics. We also compete on a secondary basis with manufacturers of conventional heated humidified high flow oxygen delivery products, such as Fisher & Paykel Healthcare.

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

Other companies that offer treatments for respiratory distress against which we compete are larger businesses that have greater resources than we do. NiPPV is an established proven therapy and is currently better known to physicians, nurses and respiratory therapists, and it is currently considered the standard of care for treating patients with respiratory distress. However, we believe clinician awareness of High Velocity Therapy technology is increasing, particularly as a result of increased awareness of high flow therapy during the COVID-19 pandemic, including recognition by the CDC, WHO, NIH, Society for Critical Care Medicine, American College of Emergency Physicians, and the Chinese, German, Italian, and

Australian thoracic societies of high flow therapy as an appropriate first line therapy for those suffering from low oxygen levels in connection with COVID-19. HGE competes in the technology enabled services and digital health industries, where some of its competitors include Livongo Health Inc., Vivify Health Inc., Propeller Health Inc., Conversa and Spire Health Inc.

Intellectual Property Portfolio

As of December 31, 2020, we held more than 129 issued patents and more than 91 patent applications, totaling an active patent portfolio of over 219 filings granted or pending, with expiration dates ranging from February 2021 through August 2038. These filings can be organized into four main categories representing our patent portfolio: Precision Flow, next generation system filings, Flow Rest, and various accessory technologies. In the United States, we hold 11 issued patents for the Precision Flow family, seven for the Flow Rest family (a legacy device), eight for the accessories (including the Oxygen Assist Module), and four for our next generation technology. The Precision Flow patents are expected to expire between February 2021 and March 2033, the Flow Rest patents are expected to expire between November 2026 and January 2033, and the accessories patents are expected to expire between December 2031 and August 2038, with the next generation patents expected to expire between November 2033 and October 2037. Additionally, we have nine pending U.S. patent applications directed to our next generation technologies, four pending U.S. patent applications directed to our Precision Flow systems technology, five pending U.S. patent application directed to our Flow Rest technology and 14 pending U.S. patent applications directed to accessories for the aforementioned technologies (including the Oxygen Assist Module). We maintain a strategic international patent portfolio primarily in the European Union, Australia, Japan and China, with other counties pursued in select circumstances. Since 2016, we have maintained and executed on deliberate innovation areas designed to sustain the continued growth of our patent portfolio to protect our proprietary technology from competitor use.

As of December 31, 2020, we have at least 11 trademark registrations with the U.S. Patent and Trademark Office, at least 4 trademarks applications pending with the U.S. Patent and Trademark Office, at least 18 trademarks with common law rights, and a wide range of international protection of its trademarks with a focus of increasing brand awareness and market penetration globally.

Manufacturing and Supply

We manage all aspects of product supply through our operations team based in Exeter, New Hampshire. We manufacture certain components of our Precision Flow systems in-house, but primarily rely on third-party suppliers to manufacture the majority of our Precision Flow systems’ components. We outsource all of the manufacturing of our Oxygen Assist Module. Outsourcing manufacturing of both components or finished goods, as applicable, reduces our need for capital investment and provides expertise and the capacity necessary to meet demand for our Precision Flow systems and Oxygen Assist Module. We assess, qualify and select our suppliers with a view towards ensuring that our Precision Flow systems and Oxygen Assist Module, and their components are safe and effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits against the requirements of the FDA, the International Organization for Standardization and our own policies and procedures.

Certain components used in our Precision Flow systems, and in the case of our Oxygen Assist Module, the finished good itself, are supplied by single source suppliers. Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier if one or more of our single source suppliers were to encounter a delay in supply or end supply.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in the EEA (which is comprised of the 28 Member States of the European Union plus Norway, Liechtenstein and Iceland). Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

Regulation of Medical Devices in the EEA

There is currently no premarket government review of medical devices in the EEA. However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

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

The Medical Devices Regulation will take effect on May 26, 2021. Once applicable, the new regulations will among other things:

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

We plan to initiate a product registration process in China for our Precision Flow systems, VTU and nasal interfaces in 2021. Our Precision Flow systems, VTU and nasal interfaces, which provide ventilatory support to neonatal and pediatric patients, as well as patients in EDs, ICUs, general care floors and LTACHs, are likely to be classified as Class II or Class III device in China, subject to the NMPA’s classification designation.

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

All of imported Class II and III devices are required to conduct local clinical trials in China unless (i) they are exempted from clinical trials under the Clinical Trial Exemption List published by the NMPA from time to time, (ii) manufacturers can demonstrate “substantial equivalence” to a predicate device currently on the market, or (iii) if there are overseas clinical study data or real world evidence that can prove product safety and effectiveness in Chinese patient populations. Clinical trials for some particular high risk devices are mandatory and need approval from the NMPA in advance. Clinical trials for other devices require a pre-notification to the NMPA. All registration trials must be approved by and conducted under the oversight of an Institutional Review Board, or Ethics Committee.

The NMPA, after receiving an application for registration, will have the Center for Medical Device Evaluation (“CMDE”) review the application dossier and notify the applicant whether the application for registration is approved. The CMDE may require applicants to submit supplemental information (including clinical data and technical data) for its review. Applicants will be given 1 year to prepare and submit the required information. The CMDE’s statutory time limit for technical review is 60 working days for Class II devices and 90 working days for Class III devices. Subject to specifics of a product, an approval process could take longer, and clearance is never guaranteed. Fast track or priority review pathways can be available for devices that are innovative, address urgent unmet clinical needs, or have significant clinical value.

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

We will be subject to regular or fly-in inspections and market surveillance by the NMPA and its local counterparts to ensure continuous compliance with regulatory requirements. If the NMPA determines that we fail to comply with applicable regulatory requirements, it can take enforcement actions, which may result in any of the following sanctions:

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

Pricing, Contracting and Reimbursement

We believe our products are priced consistent with their value. In order to obtain or maintain business in the competitive respiratory therapy market, however, we have historically had to offer various discounts directly to purchasers or indirectly to purchasers through group purchasing organizations (“GPOs”) or integrated delivery networks (“IDNs”), in accordance with applicable law. We have recently expanded the use of product discount offerings related to placed capital arrangements for our Precision Flow systems. Such bundled discount offerings involve the placement of capital equipment for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. In addition, consistent with an increasing emphasis in the medical device and broader healthcare industry on payment based on value (so-called value-based pricing), we may enter into contracts with customers that guarantee performance of our Precision Flow systems by refunding costs of disposables (or providing replacement disposables) used on patients if treatment does not achieve specific patient outcomes. In response to pressure from competition or customers, we may have to offer enhanced discounts or enter into additional value-based contracting arrangements, which may adversely affect our revenue.

Health insurance coverage and adequate reimbursement of our products (or services provided using our products) is critical to the success of our business. Sales of our products will depend, in part, on the extent to which our products (or services provided using our products) will be covered and adequately reimbursed by third-party payors, such as government-sponsored health programs and private health plans.

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

U.S. federal healthcare fraud and abuse laws generally apply to our activities because our products are covered under federal healthcare programs such as Medicare and Medicaid or, in some instances, private insurance. The principal U.S. federal healthcare fraud and abuse laws applicable to us and our activities include: (1) the Anti-Kickback Statute, which prohibits the knowing and willful offer, solicitation, payment or receipt of anything of value for patient referrals or the generation of business reimbursable by a federal health care program; (2) the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally-funded healthcare program, including claims resulting from a violation of the Anti-Kickback Statute; and (3) healthcare fraud statutes that prohibit false statements and improper claims to any third-party payor. There are also similar state anti-kickback and false claims laws that apply to activities involving state-funded Medicaid and other healthcare programs as well as private third-party payors.

The Anti-Kickback Statute is particularly relevant because of its broad applicability. Specifically, the Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing anything of value, directly or indirectly, in exchange for, or to induce, either the referral of an individual, or the furnishing, arranging for or recommending a good or service for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Courts have interpreted the law to provide that a financial arrangement may violate this law if any one of the purposes of an arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. Statutory exceptions and regulatory safe harbors protect certain interactions if specific requirements are met. Failure to satisfy an exception or safe harbor does not necessarily mean that the Anti-Kickback Statute is violated; rather, the government will consider relevant facts and circumstances to determine whether the requisite intent for a violation is present and whether there is a low risk of fraud, waste, or abuse. Many interactions in which we commonly engage, such as the provision of business meals to healthcare practitioners, could implicate the Anti-Kickback Statute and are not protected by an exception or safe harbor. If the government determines that these activities are abusive, we could be subject to enforcement action. Penalties for Anti-Kickback Statute violations may include both criminal penalties such as imprisonment and civil sanctions such as fines and possible exclusion from Medicare, Medicaid, and other federal health care programs. Exclusion would mean that our products were no longer eligible for reimbursement under federal healthcare programs.

Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of medical device and pharmaceutical manufacturers. The laws and regulations generally limit and monitor financial interactions between manufacturers and healthcare providers; require pharmaceutical and medical device companies to comply with voluntary compliance standards issued by industry associations and the relevant compliance guidance promulgated by the U.S. federal government; and/or require disclosure to the government and/or public of financial interactions (so-called “sunshine laws”).

The healthcare laws and regulations applicable to us, including those described above, contain ambiguous requirements and are subject to evolving interpretations and enforcement discretion. Manufacturers must adopt reasonable interpretations of requirements if there is ambiguity and those interpretations could be challenged. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil financial penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by government payors. Any failure to comply with laws and regulations relating to reimbursement and healthcare goods and services could adversely affect our reputation, business, financial condition and cash flows.

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

Within the United States, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information (referred to as “Protected Health Information” or “PHI”). We are a business associate of HIPAA covered entities under some of our lines of business. In our business associate relationships, we must comply with applicable HIPAA requirements and the contractual terms of our business associate agreements with HIPAA covered entities. In addition, HIPAA may affect our interactions with customers who are covered entities or their business associates because HIPAA affects the ability of these entities to disclose PHI to us. Various states also have laws that regulate the privacy and security of personal information and so may affect our business operations. Most notably, in 2018, California passed into law the California Consumer Privacy Act (CCPA), which took effect on January 1,

2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation (2016/679), or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a data breach involving their data. In addition to California, many states have laws that impose fines on entities that experience a data breach involving certain types of personal data or that permit consumers to bring private actions against parties that experience a breach involving their data.

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

The requirements also state that personal data may only be collected for specified, explicit and legitimate purposes which have a legal basis set out in the GDPR and may only be processed in a manner consistent with those purposes. Personal data must also be adequate, relevant, and not excessive in relation to the purposes for which it is collected and protected using appropriate technical and organizational measures. In addition, personal data must not be transferred outside of the EEA unless certain steps are taken to ensure an adequate level of protection. The GDPR also requires that the data not be kept for longer than necessary to achieve the purposes for which it was collected. To the extent that we process, control or otherwise use sensitive data relating to individuals (for example, individuals’ health or medical information, race or ethnicity), more stringent rules apply, limiting the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA. In particular, in order to process such data, an additional legal permission is required, such as explicit consent of the data subject to the processing.

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

With respect to Congressional action, tax legislation enacted at the end of 2017 removed penalties for not complying with the individual mandate to carry health insurance effective in 2019. The Trump Administration also took executive actions to undermine or delay implementation of the Healthcare Reform Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. It remains to be seen whether and how quickly the Biden administration may take executive action to accelerate the Healthcare Reform Act’s implementation. In December 2018, a federal district court found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. On appeal, a federal appeals court held in December 2019 that the individual mandate portion of the Healthcare Reform Act was unconstitutional and left open the question whether the remaining provisions of the Healthcare Reform Act would be valid without the individual mandate. On November 10, 2020, the Supreme Court heard oral arguments in this case, but it is unknown when the Supreme Court will issue a decision. It is uncertain the extent to which any such changes may impact our business or financial condition. We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products (or the services provided using our products) or additional pricing pressure. Future healthcare legislation could also have a significant impact on our business. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, however, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on us.

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

Laws Relating to Foreign Trade

We are subject to various federal and foreign laws that govern our international business practices. These laws include the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purposes of obtaining or retaining business, or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the healthcare professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. Additionally, interactions with or on the part of our vendors or other agents may also implicate the FCPA. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents unique challenges in the medical device industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials.

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

Facilities

Our principal office is located at 100 Domain Drive, Exeter, New Hampshire 03833, where we lease approximately 95,320 square feet of office, manufacturing, research & development and warehouse space. We lease this space under a lease that expires on January 28, 2025. We intend to lease additional space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Solus Medical leases approximately 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead, United Kingdom. Solus leases this space under a lease that expires on February 15, 2022. HGE leases approximately 22,524 square feet of office space at 1301 Virginia Drive, Suite 100, Fort Washington, Pennsylvania 19034. HGE leases this space under a lease that expires on July 31, 2025.

Segment Information

We globally manage our business within one reporting segment. Segment information is consistent with how management reviews our business, makes investing and resource allocation decisions and assesses our operating performance.

Seasonality

Although we did not experience seasonality this year due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, historically we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. We have experienced and may in the future experience higher sales in the fourth quarter as a result of increased sales from hospitals nearing their fiscal year-end that have not fully utilized the funds allocated to purchases of our Precision Flow systems. In the first quarter of each year we have experienced and may in the future experience higher sales in direct correlation with the number of patients presenting with respiratory distress due to the severity of the flu season, especially in the Northern Hemisphere.

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 24, 2021.

Name	Age	Title
Joseph Army	57	President, Chief Executive Officer, and Director
John Landry	48	Senior Vice President, Chief Financial Officer, and Treasurer
Gregoire Ramade	51	Senior Vice President and Chief Commercial Officer

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

John Landry has served as Senior Vice President, Chief Financial Officer, and Treasurer since July 2020 and served previously as Vice President, Chief Financial Officer, Secretary and Treasurer since August 2012. Prior to joining Vapotherm, he held a number of leadership roles at Salient from 2004 to 2011, including VP Accounting & Controller and VP Global Business Development. Mr. Landry also served as Director of International Marketing at Medtronic Advanced Energy from 2011 to 2012, which acquired Salient in August 2011. Prior to his time at Salient, he served in various financial leadership roles at Bottomline Technologies from 2000 to 2004, Hussey Seating Company from 1997 to 2000 and Coopers & Lybrand LLP from 1994 to 1997. Mr. Landry graduated summa cum laude from Bentley College with a BS in Accountancy and is a certified public accountant (inactive status).

Gregoire Ramade has served as Senior Vice President and Chief Commercial Officer since October 2020 and previously as Vice President, International Sales and Worldwide marketing since May 2016. Before joining Vapotherm, Mr. Ramade worked at Becton Dickinson Medical-Pharmaceutical Systems as Vice President of Global Marketing and Business Development from January 2013 to May 2016. He also held the positions of Senior Marketing Director Home Healthcare Solution at Philips Healthcare from 2010 to 2012, Marketing Director EMEA at Philips Respironics from 2005 to 2009 and Product Manager of Consumable Masks and Accessories at Philips Respironics from 2004 to 2005. Mr. Ramade holds a bachelor’s degree in International Business with a minor in Economics from the American University of Paris and an MBA in International Business and Marketing from the Ecole Nationale des Ponts et Chausses School of International Management.

Employees

As of December 31, 2020, we had approximately 404 employees and contractors, consisting of approximately 397 full-time employees and contractors and approximately seven part-time contractors. Of these employees, 19 and 39 are in our wholly owned subsidiaries, Solus Medical and HGE, respectively. None of our domestic employees is subject to a collective bargaining agreement or represented by a trade or labor union. As of December 31, 2020, two of our international team members were subject to a collective bargaining agreement, comprised of two individuals retained through professional employment organizations. We believe our relationship with our employees to be good.

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

Summary Risk Factors

The following is a summary of the material risks that could adversely affect our business, operations, and financial results.

Risks Related to Our Business

•	We have incurred losses in the past and may not generate sufficient revenue to achieve or sustain profitability.
•	Our future disposable product revenue is dependent on growing our installed base.
•	If clinicians are not willing to adopt our products, our business will be adversely affected.
•	Our long-term growth depends on our ability to compete effectively and develop new products.
•	We face intense competition and may be unable to compete successfully.
•	We have limited experience in marketing and selling our products.
•	We depend upon successful clinical results to drive adoption of our products.
•	Manufacturing a portion of the components of our products in-house involves risk.
•	The COVID-19 pandemic has and may in the future adversely affect our business.
•	We may be subject to product liability damages that could exceed our insurance coverage.
•	Our sales volumes, operating results and business are subject to seasonal and quarterly fluctuations.
•	We bear the risk of warranty claims on our products.
•	Because we are no longer an “emerging growth company” we will likely incur significant additional costs.
•	Our effective tax rate may fluctuate and we may incur tax obligations in certain jurisdictions.
•	Our ability to use our net operating loss carryforwards may be limited.
•	If the quality of our products is unacceptable, our brand and reputation could suffer.
•	Growth through acquisitions or investments in new businesses, products or technologies is risky.
•	We may be unable to manage our anticipated growth effectively.
•	RPM support services provided by HGE present unique business and regulatory risks.

Risks Related to Our Dependence on Others

•	We rely on third-party distributors to market and distribute our products in certain jurisdictions.
•	We rely on single source suppliers in certain case and do not have long-term supply contracts, which is risky.
•	Our high inventory levels consume resources, reduce our cash flows and may lead to impairment charges.
•	We rely on shipping carriers to deliver our products on a timely and cost efficient basis.
•	We rely on our senior management team and our ability to attract and retain highly skilled employees.

Risks Related to Government Regulation

•	We are subject to extensive government regulation, with which the failure to comply could harm our business.
•	We may not receive the necessary authorizations to market our future products.
•	If product modifications require 510(k) clearance or other authorizations, we may need to recall those products.
•	The misuse or off-label use of our products could harm our reputation, business and operating results.
•	Disruptions at the FDA and other government agencies could harm our business.
•	The failure of our products to be manufactured per governmental regulations would harm our business.
•	The failure of our products to work as intended would harm our reputation, business and operating results.
•	The sale of our products depends on adequate governmental or third-party payor reimbursement.

•	We face significant uncertainty in the industry due to government healthcare reform and other legislative action.
•	Industry or customer consolidation could harm our business.
•	U.S. or international legislative or regulatory reforms could harm our business.
•	Our failure to comply with fraud and abuse, transparency, licensure and other laws could subject us to penalties.

Risks Related to Our International Operations

•	Our international operations subject us to certain operating risks.
•	Our use of foreign contract manufacturers involves risks.
•	Significant tariffs and other restrictions with doing business in China could harm our business.
•	Our international business may be affected by trade agreements, tax provisions, tariffs and economic sanctions.
•	Our UK and EU operations may be adversely affected by Brexit.
•	Our results may be impacted by changes in foreign currency exchange rates.
•	We could be adversely affected by violations of the Foreign Corrupt Practices Act and similar anti-bribery laws.

Risks Related to Our Intellectual Property

•	Intellectual property protection for our products is important to our competitive position.
•	Our business and competitive position are dependent on maintaining the confidentiality of our trade secrets.
•	Our brand name recognition is dependent on trademark and trade name protection.
•	Intellectual property disputes, which are common in our industry, could harm our business.
•	Our failure to comply with personal information laws could result in penalties and reputational damage.
•	Patent law changes could diminish the value of our patents.
•	Our competitive position is dependent on obtaining and maintaining patent protection, which is limited.
•	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
•	We may not be able to adequately protect our intellectual property rights throughout the world.
•	We may be subject to damages from trade secret or breach of non-competition/non-solicitation agreements.

Risks Related to Our Indebtedness and Need for Additional Capital

•	Our substantial current and future indebtedness involves risk.
•	We may be unable to service, repay or refinance our debt when due.
•	Our failure to comply with loan agreement covenants could harm our financial condition.
•	The loan agreement restricts our operations and ability to respond to changes or to take certain actions.
•	We may need to raise additional capital, which may not be available on reasonable terms or at all.

Risks Related to Our Common Stock

•	The price of our common stock may be volatile and fluctuate substantially.
•	Our public company status is expensive and time-consuming.
•	We may be subject to securities litigation, which is expensive and could divert our management’s attention.
•	Our key stockholders and management could exercise influence over matters subject to stockholder approval.
•	A significant portion of our outstanding shares may be freely sold into the public market.
•	We do not anticipate paying any cash dividends on our common stock.
•	If analysts do not publish research, or publish inaccurate or unfavorable research, our stock price could decline.
•	Anti-takeover provisions in charter, bylaws and Delaware law may discourage an acquisition of us.
•	Our charter has an exclusive forum provision, which could limit stockholder litigation.

General Risk Factors

•	Our operations, and those of our suppliers and customers, are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.
•	Disruptions in our information technology systems could harm our business.
•	We have in the past and may in the future be subject to various litigation claims and legal proceedings.
•	Employment litigation and unfavorable publicity could negatively affect our future business.
•	Our insurance policies are expensive and protect us only from certain risks.

Risks Related to Our Business

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We have incurred net losses since our inception. We incurred net losses of $51.1 million and $51.5 million for the years ended December 31, 2019 and 2020, respectively. As a result of ongoing losses, as of December 31, 2020, we had an accumulated deficit of $316.9 million. We expect to continue to incur significant product development, regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter.

Since 2008, our revenue has been derived primarily from sales of our Precision Flow systems and associated disposable products. Going forward, we anticipate that our revenue will be primarily derived from a combination of our Precision Flow products, our Oxygen Assist Module, their associated disposable products, and HGE. Our Oxygen Assist Module launched in the United Kingdom, select European markets, and Israel in late 2020. In addition, demand for our Precision Flow systems and Oxygen Assist Module may decline or may not increase as quickly as we expect. Our ability to generate revenue from sales of our Precision Flow systems and their associated disposable products, including those designed for use with our Oxygen Assist Module, or from any products we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.

We expect that our operating expenses will continue to increase as we continue to expand our sales and marketing organization, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our Precision Flow systems or our Oxygen Assist Module, to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

Historically, our revenue is primarily generated from sales of the disposable products utilized with our Precision Flow systems, and we are therefore highly dependent on growing the installed base of those system for our success.

We began selling our High Velocity Therapy technology and our Precision Flow Plus systems in the United States and in select international markets in 2018 and 2017, respectively. Sales of our Precision Flow systems and associated disposable products accounted for substantially all of our revenue for the years ended December 31, 2019 and 2020. We expect that sales of our Precision Flow systems, our Oxygen Assist Module, and their associated disposable products will account for the majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by clinicians and customers, among others, of our Precision Flow systems to treat both type I and type II respiratory distress and our Oxygen Assist Module to help maintain the pulse oxygen saturation, or SpO2, within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Some clinicians may not adopt our Precision Flow systems because they have prior history with or a preference for other treatment options that are more established, such as NiPPV, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with our Precision Flow systems. Some customers may decide to not purchase our Precision Flow systems if, among other potential reasons, they believe our pricing is too high or that alternative devices to manage respiratory therapy are either more clinically efficacious or cost effective than our product. For example, our Precision Flow systems are significantly more expensive than conventional heated humidified oxygen delivery devices.

If clinicians are not willing to change current practices to adopt our Precision Flow systems to treat respiratory distress and our Oxygen Assist Module to help maintain oxygen levels within a targeted range, our Precision Flow systems, and our Oxygen Assist Module may fail to gain increased market acceptance, and our business will be adversely affected.

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

•

our inability to convince key opinion leaders to provide recommendations regarding our Precision Flow systems, or to convince physicians, nurses, and respiratory therapists that our Precision Flow systems are attractive alternatives to other treatment options for both type I and type II respiratory distress;

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

Few clinicians have adopted our Oxygen Assist Module for use with our Precision Flow systems, in part because we only launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States. Clinicians may choose not to adopt our Oxygen Assist Module for similar reasons that clinicians may not adopt Precision Flow systems.

Clinicians, including physicians and other medical professionals such as nurses and respiratory therapists, historically utilize NiPPV to treat patients in respiratory distress and manual control to maintain oxygen levels within a targeted range. We believe that educating clinicians about the clinical and economic merits and patient benefits of our High Velocity Therapy technology as a viable alternative treatment for both type I and type II respiratory distress and our Oxygen Assist Module to help clinicians maintain oxygen levels within a targeted range are key elements for increasing the adoption of our Precision Flow systems and Oxygen Assist Module. If additional clinicians do not adopt, or existing customers cease using our Precision Flow systems or Oxygen Assist Module for any reason, including those listed above, or if we are unable to expand the use of our systems to treat both type I and type II respiratory distress, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

We may be unable to generate sufficient revenue from the commercialization of our products to achieve and sustain profitability.

At present, we rely solely on the commercialization of our products to generate revenue, and we expect to generate substantially all of our revenue in the foreseeable future from sales of these products, primarily our Precision Flow systems, our Oxygen Assist Module, and their associated disposable products. We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock. In order to successfully commercialize our products, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to obtain authorization to market our products in additional countries, to achieve and maintain compliance with all applicable regulatory requirements and to develop and commercialize our products with new features or for additional indications, as well as acquire or develop and commercialize new products. If we fail to successfully commercialize our products, we may never receive a return on the substantial investments we have made in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

Given the competitiveness of our industry, our future business prospects depend in part on our ability to develop and commercialize new products and product candidates, such as HGE, and new applications for products that offer improved performance and cost-effectiveness. New technologies, techniques or products could emerge from competitors that might offer better combinations of price and performance than our products. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider preferences and practices, in order to successfully commercialize new technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

We might be unable to successfully commercialize our marketed products, including HGE, or obtain authorization to market new products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

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

Our most significant NiPPV manufacturing competitor is Philips Respironics. Conventional heated humidified high flow oxygen device manufacturers, such as Fisher & Paykel Healthcare and Masimo Corporation, are also potential competitors. In addition, some NiPPV and ventilator companies, including Philips Respironics, offer high flow oxygen delivery options on their NiPPV and mechanical ventilator systems. We expect that the market will become increasingly competitive in the future. Manufacturing companies compete for sales to providers primarily on the basis of product features, service and price.

HGE competes in the technology enabled services and digital health industries, where some of its competitors include Livongo Health Inc., Vivify Health Inc., Propeller Health Inc., Conversa and Spire Health Inc.

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

Our competitors have significant development and clinical resources and can rapidly follow any innovations we bring to the marketplace. For example, our competitors could seek to obtain 510(k) clearance for expanded labeling of their products using our current or future High Velocity Therapy technology products as predicate devices. Even if our technology and business strategy is more effective than the technology and business strategy of our competitors, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and business strategies and as new companies enter the market with new technologies and business strategies. We may not be able to compete effectively against these organizations. Increased competition in the future could adversely affect our revenue, market share and financial results.

We have limited experience in directly marketing and selling our products, and if we are unable to successfully expand our sales infrastructure and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

We have limited experience in directly marketing and selling our products in the United States. We transitioned to a direct sales organization in the United States on January 1, 2015, at which time our domestic sales organization consisted of approximately 17 sales and clinical personnel. As of December 31, 2020, our domestic sales organization has grown to approximately 118 representatives, consisting of both sales and clinical personnel. In parallel, we have grown the size of our marketing department and we launched a digital marketing campaign in March 2017. Our operating results are dependent upon our sales and marketing efforts. If we fail to adequately promote and market our products, our sales could significantly decrease.

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

We have limited experience directly marketing and selling HGE’s Software as a Service chronic respiratory disease management platform, and no prior experience selling services that potentially are directly reimbursable by payors or selling value-based arrangement to payors.

In addition, our future sales will largely depend on our ability to increase our sales and marketing efforts to adequately address our customers’ needs. We believe it is necessary to utilize a sales force that incorporates a specialized group consisting of former respiratory therapists who have experience with our High Velocity Therapy products to support our customers’ needs. Competition for sales representatives and marketing employees is intense and we may be unable to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products, and we may not generate sufficient revenue to achieve or sustain profitability.

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

We expect to continue to expand our marketing programs in the United States and internationally, and to fund research and development activities, including additional investment in sponsored and investigator initiated clinical and nonclinical trials and studies. The purpose of these nonclinical and clinical trials and studies is to obtain clinical efficacy, economic, and comparative effectiveness information about our products in an effort to generate comprehensive clinical and real-world outcome and cost effectiveness data in order to obtain product approval and drive further penetration in the markets we serve. In the event that these trials and studies, or similar trials and studies conducted by others, yield unfavorable results, particularly those in which we target severely hypercapnic patients, those results could negatively affect the use or adoption of our products by physicians, hospitals and payors, thereby compromising market acceptance and profitability.

We currently, and in the future may, manufacture a portion of the components of our products in-house and the inability to produce the components we manufacture in-house could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We currently, and in the future may, manufacture our products or a portion of the components of our products in-house. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Exeter, New Hampshire. The operations at this facility may be disrupted by a number of factors, including:

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

Several of our components are sole source from either our own internal processes or outside suppliers.  These sole source components have no immediate alternate supply channels.  If we were to encounter a disruption in supply, we may not be able to find an alternate supplier or enter into a new manufacturing and supply agreement. A failure to find an alternate supplier or enter into a new manufacturing and supply agreement could result in an inability to manufacture our products and cause substantial loss in revenue.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, has and may in the future adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business, manufacturing, and other disruption or, as in the case of the COVID-19 pandemic, in an inability to scale our production to meet increased demand in a cost-effective manner or at all, any of which could materially affect our business, financial condition and results of operations. For example, the COVID-19 pandemic has resulted in certain disruptions to our business during 2020 and may in the future result in additional disruptions to our business. Examples of such disruptions include without limitation the following:

•

The health and wellbeing of our employees, including our operations and production teams, our sales representatives and clinical educators who may visit our hospital customers, as well as that of our distributors and suppliers, are at risk – if a critical threshold of our personnel, or the personnel of our distributors or suppliers, were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, such developments may result in significant business, manufacturing, or distribution disruption.

•

As we scaled production to meet increased demand, we have asked, and will likely continue to ask, employees and suppliers to work extended and unusual hours and we and many of our suppliers have onboarded, and may in the future onboard, a significant number of new personnel. While we require these personnel to complete all required training and education before they begin working, and we believe our suppliers, to the extent applicable, do as well, many of the new personnel do not have prior experience with the specific production skills they are being hired to perform and/or otherwise do not have prior experience manufacturing medical devices, and while we have not seen a negative impact to our quality management system or product quality to date, any of the foregoing may result in a negative impact on our quality management system and product quality in the future.

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

•

Demand for our products and services has been dynamic since March 2020, with extended periods of intense demand resulting in the rapid hiring of temporary employees and scaling up of production and inventory, followed by periods of reduced demand resulting in the reduction of temporary employees and scaling back of production and inventory. The result of these fluctuations in demand has and in the future may continue to drive unevenness in our operations and supply chain and we have experienced and may continue to experience unevenness and volatility in our hiring, production, and inventory levels, any of which can have a negative impact on our business and results of operations.

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

•

Some of our suppliers have been, and may in the future be, partially or, at times, wholly precluded from delivering to us products, materials, and components in the quantities needed on a timely basis, for a variety of reasons, including, without limitation, an evolving understanding of how international, federal, and/or state authorities define “essential business”, their inability to remain open due to lost business in other parts of their portfolios, or because of international, federal, and/or state prioritization orders requiring our suppliers to produce for governmental entities and/or other manufacturers before they produce for us.

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

•

Travel restrictions have impeded, and may in the future continue to impede, our ability to meet with distributors, negatively impacting our business in a number of ways, including without limitation our ability to train our existing distributors on new products such as the Oxygen Assist Module and HGE.

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

•

Stay at home orders implemented in March, April, and May of 2020 significantly restricted individuals from traveling outside the home, which limited our ability to hire new employees or backfill terminated employees; if additional stay at home orders are issued in the future, our ability to hire new employees or backfill terminated employees may be further impacted. Additionally, the federal unemployment compensation subsidy passed into law in connection with the COVID-19 pandemic created incentives for certain individuals to stay home rather than seek to enter the job market, which also limited our ability to hire new employees and backfill terminated employees. The federal unemployment compensation subsidy initially expired on July 31, 2020, then was extended in September at a lower rate, and is currently set to expire on or before March 14, 2021. Any further extension of the federal unemployment compensation subsidy may continue to limit our ability to hire new employees and backfill terminated employees in the future.

•

Our competitors, potentially including companies that we have not previously considered competitors due to their historical operations outside of the respiratory space or even outside of the medical device space entirely, may in the future secure significant purchase agreements from the federal government or various states before we are able to do so, may be selected instead of us, or may be added to these agreements after initially being excluded, and any of the foregoing could limit our access to or preclude us altogether from those commercial opportunities.

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

In addition, the increases in demand we have experienced since the onset of the COVID-19 pandemic are correlated with the number of patients suffering from COVID-19 who are being treated for respiratory distress; these increases in demand may not continue after the COVID-19 pandemic subsides. Moreover, the increases in demand we have experienced to date may result in decreased demand for our products after the COVID-19 pandemic subsides as hospitals may have a large surplus of ventilators and other respiratory support equipment, including high flow nasal cannula devices, potentially including Vapotherm’s Precision Flow systems. Additionally, we were awarded a blanket purchase agreement from the Department of Defense and may in the future be compelled to or otherwise enter into other blanket purchase agreements or supply agreements with domestic or foreign governmental entities, and orders may not materialize thereunder for a variety of reasons, including without limitation, the COVID-19 pandemic subsiding or any decision by the relevant domestic or foreign governmental entity to otherwise cancel or alter their purchase order or supply agreement. Even if any such agreement is ultimately fulfilled, the domestic or foreign governmental entity might fail to adequately distribute and install our technology in hospitals where the potential exists for it to generate an ongoing disposable revenue stream. As a result, any present increase or potential future increase in our capital or disposable revenue may not be sustained and our revenue may significantly decrease after the COVID-19 pandemic subsides, which could have an adverse effect on our business. Any sudden and significant decrease in demand may result in a substantial inventory position, which could also have an adverse effect on our business.

The full extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, the availability and effectiveness of vaccines among others. Additionally, strategies relating to limiting the impact of COVID-19 have become highly politicized around the world. To the extent the COVID-19 pandemic, whether on its own or in connection with any political, economic, and civil instability adversely affects our business and financial results, our distributors’ and suppliers’ business and financial results, or our customers’ business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including without limitation those relating to our ability to generate revenue and improve on or hold our current gross margin, the price of our common stock, our susceptibility to securities or other types of litigation, our significant amount of indebtedness, our need to generate sufficient cash flows to service our substantial indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

Historically, our business has been, and likely again in the future will be, subject to seasonal fluctuations.

Although we did not experience seasonality this year due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, historically, our business has been, and likely again in the future will be, subject to seasonal fluctuations in that our revenue is typically higher in our first and fourth quarters, driven primarily by an increase in patients with flu-like symptoms and COPD exacerbations. Sales volume can be affected by the severity of the flu season and variations in the rates of respiratory disease in any given time period. In the event we had product shortages or had to institute a recall of our products during the flu season, our financial results would have an even more detrimental effect. As a result, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

We bear the risk of warranty claims on our products.

We provide customers with a one-year warranty on our Precision Flow systems’ capital purchases, with limited exceptions. For the years ended December 31, 2019 and 2020, we incurred warranty expense of $0.1 million and $0.6 million, respectively. We bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or any recovery from such vendor or supplier may not be sufficient to cover our losses. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in our inability to recover any costs incurred by us.

We no longer qualify as an “emerging growth company” as of December 31, 2020 and as a result, we have and will continue to incur significant additional costs.

As of December 31, 2020, we no longer qualified as an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer applied to us. As a result, we are no longer permitted to take advantage of the reduced regulatory and reporting requirements afforded to emerging growth companies. Accordingly, we will likely incur additional expenses and devote substantial management effort toward ensuring compliance with those additional requirements, including the auditor attestation requirements for internal controls. Compliance with these additional laws, rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which would increase our costs and expenses.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions.

We are subject to taxation in numerous U.S. states, the United Kingdom and certain other territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in tax laws, changes in the mix of our profitability from state to state or jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, and changes in accounting for income taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

If we become profitable, our ability to use our net operating loss carryforwards to offset future taxable income may be subject to limitations.

We have incurred net losses since our inception, and expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses as well as increased administrative expenses. If we become profitable in the future, our ability to use our net operating loss carryforwards, or NOLs, tax credit carryforwards and other tax attributes to offset future taxable income or reduce taxes may be subject to limitations. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or Code, a corporation that undergoes an “ownership change” is subject to an annual limitation on its ability to use its pre-change NOLs and other tax attributes. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more ownership changes within the meaning of Section 382 of the Code. In addition, future changes in our stock ownership, some of which are outside of our control, could result in one or more ownership changes under Section 382 of the Code. If an ownership change has occurred in the past or occurs in the future, our ability to use our pre-change NOLs and other tax attributes may be subject to limitation under Section 382 of the Code. If we determine that we have not undergone an ownership change, the Internal Revenue Service could challenge our analysis, and determine that our ability to use our NOLs, tax credit carryforwards or other tax attributes to offset taxable income are limited by Section 382 of the Code. For these and other reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability. A full valuation allowance has been provided for the entire amount of our NOLs.

If the quality of our products does not meet the expectations of our customers or their patients, then our brand and reputation could suffer, and our business could be adversely impacted.

In the course of conducting our business, we must adequately address quality issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality issues, we may be unable to eliminate or mitigate occurrences of these issues and associated liabilities. For example, in February 2021, we upgraded the software on approximately 45 Oxygen Assist Module units outside of the United States from software version 2.2.0 to software version 2.5.0. Subsequently, a bug in software version 2.5.0 was discovered by one of our employees. Although there have been no reports of patient injury associated with this bug and we believe risk of patient injury is unlikely, out of an abundance of caution, we immediately notified our users and undertook a field action to remove software version 2.5.0 from all upgraded units and downgrade these units to software version 2.2.0 until the issue is resolved. All software downgrades have been completed. Despite the low risk we believe this software bug engendered, and the absence of evidence of patient injury as a result of this software bug, there is a risk this field action could undermine confidence in the product and negatively impact adoption.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. For example, on February 28, 2019, we acquired our former distributor in the United Kingdom, Solus Medical, providing us with a U.K.-based wholly owned subsidiary and direct sales organization. As another example, on November 13, 2020 we acquired HGE, a software as a service platform for ongoing management of chronic respiratory disease. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

•

failure to realize some or all of the anticipated benefits, financial or otherwise, of the transaction resulting from issues with acquired products or technology, introduction of competitive products or technology with attributes superior to the acquired products or technology, the failure to achieve market acceptance of the products or technology, or a delay or failure to drive sales of the acquired products or technology to anticipated levels;

•	delays or other difficulty assimilating or integrating acquired or licensed technologies, products or business operations;
•	failure of the target entity to satisfy post-closing obligations;
•	issues maintaining uniform standards, procedures, controls and policies;
•	failure of pre-acquisition due diligence such that issues that negatively affect the value or cost structure of the acquired enterprise are not uncovered;
•

unanticipated costs, including the assumption of unknown or contingent liabilities and the incurrence of debt or future write-offs of significant amounts of intangible assets, goodwill, and/or long-lived assets;

•	impacts related to contingent consideration payments;
•

impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, or other potential financial accounting or reporting impacts;

•

inaccurate assessment of additional post-acquisition or business venture investments, undisclosed contingent or other liabilities or problems, or unanticipated costs associated with the acquired entity;

•	inability to successfully integrate or develop a distribution channel for acquired product lines;
•	diversion of management’s attention from our core business and disruption of ongoing operations;
•	inability to effectively manage our expanded operations;

•	disruption to our existing operations and plans;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering new markets in which we have limited or no experience;
•	potential losses related to investments in other companies;
•

loss of existing third-party license agreements or the ability to enter into new third-party license agreements for any reason, including without limitation a difference or change in one party’s strategic direction;

•	lack of or inadequate formal intellectual property protection mechanisms in place at an acquired business;
•	infringement by acquired business or other business ventures on valid intellectual property rights of others;
•	potential loss of key employees of acquired businesses; and
•	increased legal and accounting compliance costs.

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

We may be unable to manage our growth effectively, which could make it difficult to execute our business strategy.

We have been growing significantly over the past two years. Our revenue grew from $48.1 million for the year ended December 31, 2019 to $125.7 million for the year ended December 31, 2020. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly, including into markets or countries in which we have limited or no prior operating and commercial experience. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

Remote Physiologic Monitoring support services provided by HGE present unique business and regulatory risks.

Health care providers pay HGE to provide RPM support services to help them remotely monitor the health and well-being of patients with certain chronic healthcare conditions. There are unique business and regulatory risks associated with these services, including, among others:

•

Patient Enrollment/Attrition: The business viability of HGE’s RPM support services is dependent on HGE’s ability to work with healthcare providers to identify a target patient population and engage with them on an ongoing basis. If we are unable to continue to engage these patients and give providers information regarding their patients’ health and well-being, providers may be less willing to pay for HGE’s RPM support services.

•

Therapeutic Adherence: The ability of HGE’s RPM support services to help providers improve the health of a target patient population is dependent on patients adhering to their prescribed therapy and submitting certain measurements and information to our RPM platform. Patients’ failure to adhere to therapy could undermine the utility of HGE’s RPM support services and negatively impact our business model.

•

Changing Coverage and Reimbursement Landscape: Our sales of RPM devices are affected by the ability of our customers to receive government and/or commercial reimbursement for use of the RPM devices. Coverage and reimbursement for RPM devices is evolving. While there appears to be growing awareness of the efficacy and utility of RPM devices, not all payors at this time provide coverage and reimbursement for such devices or the services provided in connection with RPM devices. Reimbursement requirements also are evolving. Changes in payor coverage and reimbursement that limit available RPM reimbursement for providers may materially impact our sales of HGE’s RPM devices.

•

Inability to show savings in value-based arrangements: Under some RPM support services arrangements, HGE receives bonus payments from its health care provider customers tied to the providers’ abilities to improve quality or reduce costs. If our HGE RPM services do not assist providers in meeting certain quality or cost metrics, our payments associated with such RPM devices may be reduced or we may not realize the potential financial gain associated with those RPM devices.

•

Compliance with Health Care Laws: As discussed in greater detail throughout these risk factors, we conduct business in a heavily regulated and closely scrutinized industry. Comprehensive statutes and regulations govern the payments for our RPM devices and further regulate the manner in which we interact with payors, providers, and patients. With respect to HGE, laws and regulations that govern providers’ eligibility for reimbursement from federal healthcare programs for RPM services supported by HGE may have a significant effect on HGE’s commercial success and may also pose a risk of liability for HGE if its provider customers submit claims for payment to federal healthcare programs in connection with HGE’s services that do not meet applicable coverage and reimbursement requirements. In addition, HGE is subject to HIPAA by virtue of the services it provides as a business associate of health care provider customers that are HIPAA covered entities. While we make every effort to comply with all applicable laws and regulations, if we fail to do so, we could incur civil, criminal, or contractual penalties, be required to make significant changes to our operations, or experience adverse publicity. Any of these outcomes could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Our Dependence on Others

Except for in the United Kingdom, we rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

Except for in the United Kingdom where we now have a direct sales organization after the acquisition of our former distributor, Solus Medical, on February 28, 2019, we rely on our network of third-party distributors to market and distribute our products internationally and, to a lesser extent, in the United States. Internationally, we sell our products through a network of 47 independent distributors. Through these distributors, we sell our products in 51 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent distributors and we may again experience such issues in the future. In the United States, a limited number of our customers purchase the disposable components of our Precision Flow systems through independent distributors who are able to better satisfy their just in time inventory requirements.

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

If any of our international distributors were to cease to do business with us, our sales could be adversely affected. Some of our distributors have historically accounted for a material portion of our sales volume. If any such agency or distributor were to have its business operations impacted as a result of a third-party acquisition or cease to sell and market our products altogether, our sales could be adversely affected. In addition, if a dispute arises with a distributor or a distributor is terminated by us or goes out of business, it may take time to locate an alternative distributor or to begin selling directly into that market, to seek appropriate regulatory approvals or to train new personnel to market our products, and our ability to sell those systems in the region formerly serviced by such terminated distributor could be harmed. Any of our distributors could become insolvent or otherwise become unable to pay amounts owed to us when due. Any of these factors could reduce our revenue from affected markets, increase our costs in those markets or damage our reputation. If a distributor were to depart or be retained by one of our competitors and begin selling a competitive product, we may be unable to prevent them from helping competitors or themselves solicit business from our existing customers, which could further adversely affect our sales.

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

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we are required to diligence the origin of such minerals and disclose and report for the first time in 2021 whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

If any of these risks materialize, costs could significantly increase and our ability to meet demand for our products could be impacted.

If we are unable to satisfy commercial demand for our Precision Flow systems in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time, disruption and increased cost. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require a redesign of our Precision Flow systems or our Oxygen Assist Module, and, potentially, require additional FDA, or in the case of the Oxygen Assist Module, certain international clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

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

Similarly, in order to market or sell our Oxygen Assist Module effectively, we often must maintain high levels of finished goods inventory from a single source supplier. The manufacturing process requires lengthy lead times during which components of our Oxygen Assist module may become obsolete, and we may over- or under-estimate the number of finished goods required, in which case we may expend extra resources or be constrained in the amount of Oxygen Assist Modules that we procure.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our products on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of Precision Flow systems, or Oxygen Assist Modules, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

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

On May 26, 2020 the new EU Medical Devices Regulation (Regulation (EU) 2017/745 of the European Parliament and of the Council), or the MDR, replaced the EU MDD in the European Economic Area. In regard to the UK, because the MDR was codified into UK law at the time of Brexit, the same MDR requirements will apply to our commercial activity in the UK, at least during the post-Brexit transition period.

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

To avoid market disruption and allow a smooth transition from the EU MDD to the EU MDR several transitional provisions are in place (although the transitional processes and the status of the MDR in the UK are uncertain after the post-Brexit transition through the end of 2020 or afterward if extended). Although from May 26, 2021, all new certificates will have to be delivered according to MDR, devices lawfully placed on the market pursuant to the MDD prior to May 26, 2021 may continue to be made available until May 26, 2025.

The sale and marketing of imported medical device products in China are subject to notifications (for Class I devices) or registrations (for Class II and III devices) with the NMPA. The Center for Medical Device Evaluation (“CMDE”) of the NMPA will need to conduct technical review of product safety and effectiveness with respect to imported Class 2 and Class 3 devices. The statutory time limit for such technical review is 60 working days for Class 2 devices and 90 working days for Class 3 devices. Additional time can be required for the response to the CMDE’s deficiency notices and the GMP compliance inspections conducted by the Center for Food and Drug Institute (“CFDI”) of the NMPA. Furthermore, manufacturers are likely to be required to conduct local clinical trials in China if their devices are not on the NMPA Clinical Trial Exemption List, are not substantially equivalent to a predicate device on the market, or do not have any overseas clinical study data or real world evidence to prove safety and effectiveness in Chinese patient population. Additionally, pre-submission in-country type testing by the NMPA-designated testing centers can further prolong the approval process, especially when applicable Chinese device standards are not harmonized with corresponding international standards. The whole process for obtaining regulatory clearances or approvals in China can be lengthy and expensive, and the results are unpredictable. In addition, uncertain regulatory or political environment changes and healthcare system reforms in China may result in the delay of certain regulatory clearance or approval for some of our products.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, expeditiously and effectively evaluate product complaints and promotional matters, or otherwise prevent new or modified products and indications from being developed, cleared or approved, or commercialized in a timely manner or at all, which could negatively impact our business.

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

For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. As another example, following the FDA’s issuance of certain Emergency Use Authorization communications in March 2020 that identified the product code that includes our Precision Flow Hi-VNI system, QAV, on a list of ventilators and/or ventilatory support devices, we prepared a letter-to-file to modify the indications for use of the Precision Flow Hi-VNI system. We believe these modifications are consistent with the FDA’s recent communication and our clinical data. However, to the extent we market the Precision Flow Hi-VNI system using the modified labeling, the possibility exists that the FDA may not agree with the decision that a new clearance or approval was unnecessary for this label revision for any number of reasons, including, without limitation, that we used an inappropriate intended use statement, and as a result may require us to submit a new 510(k) notification, request for de novo classification, premarket approval (PMA) (or PMA supplements or amendments) or subject us to other consequences. In addition, on April 29, 2020 the FDA reached out with an informal inquiry regarding our marketing of the Precision Flow Hi-VNI system. We responded to that inquiry in a timely manner, but the FDA may ultimately determine that our website or other promotional materials, sales practices, or training constitute the improper promotion of a medical device.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. The Biden Administration may enact certain policies that may impact our business and industry. It is difficult to predict how potential executive actions affect the FDA’s ability to exercise its regulatory authority. If potential executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Certain of our customers are highly dependent on payments from third-party payors, including government sponsored programs, in the U.S. and other countries in which we operate, and reductions in third-party coverage and reimbursement rates for our products (or services provided with our products) could adversely affect our business and results of operations.

A substantial portion of our revenue depends, in part, on the extent to which the costs of our products purchased by our customers are reimbursed by third-party payors, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payors and private payors. Our customers’ ability to obtain appropriate coverage and reimbursement for products and services from these third-party payors affects the selection of products they purchase and the prices they are willing to pay. Many of our products are used in services that are often reimbursed by third-party payors as part of a global payment that covers all costs associated with providing that service. This means that healthcare providers incur costs purchasing these products but do not receive separate or additional reimbursement in connection with their use. As a result, certain healthcare providers may be reluctant to adopt our products. Similarly, our customers may not adopt our products if they are more costly than competitor products, including products used to provide alternative treatments. If we lower the prices for our products to obtain or maintain customers’ business, we may be adversely affected financially. Similarly, our customers’ ability to obtain appropriate productivity credit from their applicable internal administrations affects the selection of products they purchase and the prices they are willing to pay.

For some of our products, such as HGE’s remote physiologic monitoring (“RPM”) products, our customers may receive additional reimbursement associated with those products. To the extent that third-party payors modify or eliminate coverage for the RPM products or reduce their reimbursement to our customers for their use of those products, our business may be adversely affected.

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

Under the Trump Administration, there were ongoing efforts to modify or repeal all or part of the Healthcare Reform Act. For example, tax legislation enacted at the end of 2017 includes provisions that eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). The Healthcare Reform Act also has been subject to judicial challenge. In December 2018, a federal district court found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. On appeal, a federal appeals court held in December 2019 that the individual mandate portion of the Healthcare Reform Act was unconstitutional and left open the question whether the remaining provisions of the Healthcare Reform Act would be valid without the individual mandate. On November 10, 2020, the Supreme Court heard oral arguments in this case, but it is unknown when the Supreme Court will issue a decision. We expect healthcare reform efforts to continue throughout the Biden administration and that there will be additional reform proposals at federal and state levels. We cannot predict whether additional reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products and services.

General legislative action also may affect our business. The Budget Control Act of 2011 includes provisions to reduce the federal deficit. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare payments to providers which began in April 2013 and will remain in effect through 2029 unless additional congressional action is taken.

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

The Medical Devices Regulation will fully apply on May 26, 2021. Once applicable, the new regulations will among other things:

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

•

the HIPPA fraud and abuse provisions, which may impose criminal penalties for defrauding any healthcare benefit program, including public and private payors, or making any false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

More generally, these laws and regulations constrain our promotional and other business activities by limiting the kinds of financial interactions, including discount and other commercial transactions, we may have with individuals or entities that use, order, purchase or recommend our products such as patients and healthcare providers. We have a variety of arrangements with our customers that could implicate these laws and regulations. For example, like many medical device companies that have related capital and consumable products, we periodically permit customers that purchase the disposable component of our Precision Flow systems to use the capital component at no upfront cost as part of a bundled discount sale. A small percentage of our company is owned by healthcare professionals, and we also have also entered into consulting agreements with physicians, including some who influence the ordering of or use our products in procedures they perform. To facilitate product discussions, we also provide meals to healthcare practitioners who might use or order services using our products. We arrange for continuing education programs for healthcare practitioners to provide education about our products and the conditions our products are approved to treat. As another example, with federal RPM coverage requirements evolving, our customers may submit claims to federal payors for services furnished in connection with our RPM support services, which could result in some services not eligible for reimbursement being nonetheless billed to Medicare or Medicaid and therefore triggering False Claims Act liability. We could be adversely affected if regulatory agencies determine our financial interactions to be in violation of applicable laws. Due to the breadth of these laws, the narrowness of exceptions and/or safe harbors available, and the range of interpretations to which the laws are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

Risks Related to Our International Operations

Our international operations subject us to certain operating risks, which could adversely impact our results of operations and financial condition.

We focus our international commercial efforts in the United Kingdom, Germany, Brazil, Mexico, Spain, Italy, Japan and other international markets. Economic or political instability in any of these markets could have a significant impact on our operations. Additionally, the sale and shipment of our products across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

We contract with several Chinese suppliers for certain components of our Precision Flow systems. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. competitors from outsourcing manufacturing and production activities to foreign corporations and curb what are considered unfair trade practices. In January 2020, the United States and China entered into Phase One of the Economic and Trade Agreement between the United States of America and the People's Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the United States and China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the United States and China. However, according to the Peterson Institute for International Economics, through October 2020 China has only purchased 56% of its year-to-date purchase commitment under the Phase One Trade Agreement. No further agreements have been reached and the impact of the Phase One Trade Agreement and any forthcoming trade deal cannot be determined at this time. If tariffs are imposed on the components used in our Precision Flow systems, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations.

Efforts to withdraw from or materially modify the USMCA or other international trade agreements, to change tax provisions related to global manufacturing and sales or to impose new tariffs, economic sanctions or related legislation, any of which could adversely affect our financial condition and results of operations.

Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement, or USMCA, and we also rely on various U.S. corporate tax provisions related to international commerce, as we develop, market and sell our products and services globally.

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

The United Kingdom formally left the European Union on January 31, 2020, which is commonly known as “Brexit”. A transition period through December 31, 2020 was established to allow the United Kingdom and European Union to negotiate the terms of the United Kingdom’s withdrawal. However, there is continued uncertainty surrounding the future relationship between the United Kingdom and the European Union, including trade agreements between the United Kingdom and the European Union. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which (if any) European Union laws to replace or replicate, including determining whether to adopt the European Union law that governs the regulatory approval of medical devices such as the Precision Flow systems or related future product offerings we may seek to bring to market in the United Kingdom. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions and may cause us to lose customers and employees or increase the cost of doing business in the United Kingdom. In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have and how such withdrawal will affect our Company, including our United Kingdom subsidiary Solus Medical, and the full extent to which our business could be adversely affected. Furthermore, we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. Volatility in stock or currency markets, as well as the strengthening of the U.S. dollar relative to other currencies each could adversely affect our financial results.

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

Our success depends in part on not infringing the patents or violating other proprietary rights of others. Intellectual property disputes can be very costly to defend or affirmatively pursue, distract leadership, require financing, and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs frequently in the medical device industry, and we intend to engage as necessary to defend our rights. Whether merited or not, it is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to commercialize our products. These competitors may have one or more patents for which they can threaten and/or initiate patent infringement actions against us, and we may have one or more patents for which we can threaten and/or initiate patent infringement actions against them. Our ability to defend ourselves or to affirmatively pursue such actions may be limited by our financial and human resources, the availability of reasonable defenses and claims, and the ultimate acceptance of our defenses and claims by the courts or juries. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, and/or attorneys’ fees. From time to time and in the ordinary course of business, we may develop noninfringement and/or invalidity positions with respect to third-party patents, which may or may not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks and the costs related to any patent litigation. Any potential intellectual property litigation also could force us to do one or more of the following:

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

From time to time, we may affirmatively engage in or be subjected to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Our Company is subject to various laws and regulations protecting the confidentiality and security of certain patient health information, and our failure to comply with such laws and regulations could result in penalties and reputational damage.

Within the United States, numerous federal and state laws, including, without limitation, HIPAA, state data privacy laws (for example, the CPPA), state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. Compliance with HIPAA and state data privacy law equivalents is particularly relevant for HGE. HGE is a business associate of its HIPAA covered entity customers by virtue of receiving individually identifiable health information (referred to as “Protected Health Information” or “PHI”) from these customers. In its business associate relationships, HGE must comply with applicable HIPAA requirements, state data privacy and security requirements, and the contractual terms of our business associate agreements that govern its permitted uses and disclosures of PHI received from the covered entity counterparty.

Outside the United States, numerous countries in which we operate, manufacture and sell our products have, or are developing, laws protecting data privacy and the confidentiality of certain personal data. For example, the European Union (EU) General Data Protection Regulation (GDPR), which became effective on May 25, 2018, introduced new data protection requirements in the EEA, and substantial fines for violations of the data protection rules. The GDPR expanded significantly the jurisdictional reach of EEA data protection law by extending the law’s application to not only entities that are established in the EEA, but also to entities that process personal data in connection with the offering of goods or services to data subjects located in the EEA or process personal data in connection with monitoring the behavior of data subjects located in the EEA. The GDPR imposes strict obligations and restrictions on controllers and processors of personal data including, for example, expanded disclosures about how personal data is to be used, increased requirements pertaining to health data and pseudonymised (e.g., key-coded) data, mandatory data breach notification requirements, appointment of a data protection officer when sensitive personal data (e.g., health data) are processed on a large scale, requirement to enter into certain types of contracts with service providers processing personal data, implementation of appropriate privacy governance measures, and expanded rights for individuals over their personal data. This could affect our ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, or could cause our costs to increase, potentially leading to harm to our business and financial condition.

While the GDPR, as a directly effective regulation, was designed to harmonize data protection laws across the EEA, it does permit member states to legislate in many areas (particularly with regard to the processing of genetic, biometric or health data), meaning that inconsistencies between different member states will still arise. EEA member states have their own regimes on medical confidentiality and national and EEA-level guidance on implementation and compliance practices is often updated or otherwise revised, which adds to the complexity of processing personal data in the EEA.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include, among other things, provisions that affect the way patent applications are prosecuted, redefine prior art, establish specific venues and procedures for litigating patent validity, and switched the United States patent system from a “first-to-invent” system to a “first-to-file” system. The Leahy-Smith Act and its interpretation and implementation are still evolving and could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and may continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and may continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

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

Currently, our intellectual property portfolio includes numerous issued patents and pending patent applications that relate to our platform technology. Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. The requirements for patentability differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have no have patent protection or our protection is insufficient to terminate infringing activities.

We may not have patent rights in certain foreign countries in which a market may exist. Moreover, in jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling products that are the same as or similar to our products, and our competitive position in the international market would be harmed.

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

Risks Related to Our Indebtedness and Need for Additional Capital

Our substantial indebtedness may have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of indebtedness. As of December 31, 2020, we had $40.0 million of aggregate principal amount of term loans and $4.9 million of aggregate amount or revolving loans outstanding under our Loan and Security Agreement with Canadian Imperial Bank of Commerce (the “Loan and Security Agreement”).

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

In addition, our indebtedness under the Loan and Security Agreement is secured by substantially all of our assets, including our intellectual property, and the Loan and Security Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may be able to incur significant additional indebtedness in the future. Although the Loan and Security Agreement limits our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the Loan and Security Agreement permit us to incur significant additional indebtedness. In addition, the Loan and Security Agreement does not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase.

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Loan and Security Agreement, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, results of operations and financial condition, as well as on our ability to satisfy our obligations in respect of the Loan and Security Agreement and our other indebtedness.

Our failure to comply with our Loan and Security Agreement relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations and financial condition.

If there were an event of default under our Loan and Security Agreement relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot guarantee that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default.

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

The Loan and Security Agreement restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Loan and Security Agreement provides that all indebtedness thereunder is secured by substantially all of our assets, including our intellectual property, and imposes significant operating and financial restrictions and limits our ability and our other subsidiaries’ ability to, among other things:

•	incur additional indebtedness and guarantee indebtedness;
•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•	enter into any new line of business not reasonably related to our existing business;
•	pay, prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	sell or otherwise dispose of assets or enter into sale and lease-back transactions;
•	incur liens;
•	enter into transactions with affiliates;
•	make capital expenditures;
•	change our fiscal year or make any significant changes in accounting treatment or reporting practices;
•	amend, modify or terminate material agreements and organizational documents;
•	enter into certain inbound and outbound licenses; and
•	consolidate, merge or sell all or substantially all of our assets.

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our Loan and Securities Agreement requires us to comply with a minimum liquidity covenant at all times and a minimum revenue covenant measured at the end of each fiscal quarter. The operating and financial restrictions and covenants in the Loan and Security Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our business, results of operations and financial condition could be adversely affected.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2020, the sales price of our common stock ranged from $6.86 to $54.42. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	commercial success and market acceptance of our products;
•	success of our competitors in developing or commercializing products;

•	ability to commercialize or obtain regulatory approvals for our products, or delays in commercializing or obtaining regulatory approvals;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims;
•	prevailing economic conditions;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry;
•	healthcare reform measures in the United States;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	international trade disputes;
•	international political and economic instability, including wars with foreign countries;
•	domestic political and economic instability;
•	business disruptions caused by earthquakes, fires or other natural disasters; and
•	issuance of new or changed securities analysts’ reports or recommendations regarding us.

In addition, the stock market in general, and the market for companies like ours in particular, have from time to time experienced extreme volatility that has been often unrelated to the operating performance of particular companies. A certain degree of stock price volatility can be attributed to being a newly public company and could result in time consuming and costly regulatory inquiries. These broad market and industry fluctuations may negatively impact the price or liquidity of our common stock, regardless of our operating performance. For these reasons, we believe comparisons of our financial results from various reporting periods are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We have incurred and expect to continue to incur significant costs as a result of operating as a public company and our management expects to devote substantial time to public company compliance programs.

To comply with the requirements imposed on us as a public company, we have incurred and expect to continue to incur significant legal, insurance, accounting and other expenses. We have invested and intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development activities. These laws, regulations and standards are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters, enforcement proceedings and higher costs necessitated by ongoing revisions to disclosure and governing practices. The costs associated with maintaining directors’ and officers’ insurance has risen and may continue to rise in the future, which may require us to accept reduced coverage, increased deductibles or incur substantially higher costs to obtain coverage. We also expect the rules and regulations associated with being a public company to make it more expensive for us to maintain directors’ and officers’ insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of our periodic management evaluations or our ability to obtain attestation reports from our independent registered public accounting firm. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain listed on the NYSE.

As of December 31, 2020, we no longer qualified as an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us. As a result, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those additional requirements applicable to companies that are not emerging growth companies, including the auditor attestation requirements for internal controls. Compliance with these additional laws, rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which would increase our costs and expenses.

Our independent registered public accounting firm has not been required to formally attest to the effectiveness of our internal control over financial reporting in the past, and now that we are no longer an “emerging growth company,” as defined in the JOBS Act, we cannot assure you that there will not be material weaknesses in our internal controls in the future.

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

As of December 31, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, together with their respective affiliates, beneficially owned approximately 59.14% of our common stock, including shares subject to outstanding options, restricted stock units and warrants that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market subject to volume limitations applicable to affiliates. If any of these shares are sold, or if it is perceived that they will be sold, the market price of our common stock could decline.

Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold into the public market, these sales could have an adverse effect on the market price for our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain all available funds and any future earnings to finance the growth and development of our business. In addition, our Loan Agreement contains and the terms of any future credit agreements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and amended and restated bylaws, include provisions that:

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

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	provide that our directors may be removed only for cause;
•	specify that no stockholder is permitted to cumulate votes at any election of directors;
•	expressly authorized our board of directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

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

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation designates exclusive forums for various actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts within the State of Delaware will be exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine. Further, our amended and restated certificate of incorporation provides that, subject to limited exceptions, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

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

General Risk Factors

Our operations, and those of our suppliers and customers, are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

Our principal executive office, U.S. distribution, and manufacturing operations are located in a leased facility located in Exeter, New Hampshire. We also have access to facilities for Solus personnel and HGE’s personnel as well as facilities for inventory and a manufacturing and distribution site in Tilburg, Netherlands. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. A disaster (such as an earthquake, fire, flood, hurricane, a volcanic eruption other severe weather, or a pandemic or other outbreak) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace the damaged facilities.

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

We are increasingly dependent on sophisticated information technology for our infrastructure, particularly with respect to HGE. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems. While we implemented security measures relating to our operations, consistent with the Health Insurance Portability and Accountability Act (“HIPAA”) as amended by Health Information Technology for Economic and Clinical Health “HITECH”) Act and their implementing regulations (collectively “HIPAA”), those measures may not always prevent security breaches that could harm our business. Advances in computer capabilities, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data we store and process. Our security measures may be breached as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other things, misappropriate proprietary information, including information about third parties, cause the loss or disclosure of some or all of this information, cause interruptions in our operations or expose third parties to computer viruses or other disruptions or vulnerabilities. Any compromise of our systems or the data we store or process could result in a loss of confidence in the security of our software, damage our reputation, disrupt our business, lead to legal liability and adversely affect our results of operations. Moreover, a compromise of our systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. Actual or perceived vulnerabilities may lead to claims against us by our customers, or other third parties, including the federal and state governments. While our business agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

We have in the past and may in the future be subject to various litigation claims and legal proceedings.

We have in the past and we, as well as certain of our officers and distributors, may in the future be subject to various litigation or other claims or lawsuits. The outcomes of legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, claimants may seek damages. Future claimants including suppliers, customers, distributors, competitors, officers or shareholders, among others, may also seek other civil or criminal remedies (including royalties or injunctions barring the sale of products that are subject of the proceeding) in the future. Regardless of the outcome, these lawsuits may result in significant legal fees and expenses, could divert management’s time and other resources and could cause us reputational harm. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines.

Employment litigation and unfavorable publicity could negatively affect our future business.

Employees may, from time to time, bring lawsuits against us regarding injury, creating a hostile workplace, discrimination, wage and hour, sexual harassment and other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims generally. Coupled with the expansion of social media platforms and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Companies that have faced employment or harassment related lawsuits have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their sales. If we were to face any employment related claims, our business could be negatively affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at 100 Domain Drive, Exeter, New Hampshire 03833, where we lease approximately 95,320 square feet of office, manufacturing, research & development and warehouse space. We lease this space under an agreement that expires on January 28, 2025, with a renewal option for two additional five-year terms. We intend to lease additional space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Solus Medical leases approximately 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead, United Kingdom. Solus leases this space under a lease that expires on February 15, 2022 but will automatically renew for an additional five-year period unless we terminate it by written notice. HGE leases approximately 22,524 square feet of office space at 1301 Virginia Drive, Suite 100, Fort Washington, Pennsylvania 19034. HGE leases this space under a lease that expires on July 31, 2025, with a renewal option for an additional five-year term.

Item 3. Legal Proceedings.

From time to time we may become involved in various legal proceedings, including those that may arise in the ordinary course of business. There is no current litigation pending that could have, individually, or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NYSE under the symbol “VAPO” since November 14, 2018. Prior to that date, there was no established public trading market for our common stock.

Holders

As of February 18, 2021, there were 139 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. We currently intend to retain all available funds and any future earnings to finance the growth and development of our business. In addition, our Loan Agreement contains and the terms of any future credit agreements we enter into may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

During the fourth quarter of 2020, we issued 22,168 shares of our common stock upon the cashless exercise of a warrant with an exercise price of $14.00 per share. The issuance of the shares of common stock upon the warrant exercise was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act since the issuance did not involve a public offering, the warrant holder acquired the securities for investment and not resale, and the Company took appropriate measures to restrict transfer of shares of common stock. No other unregistered equity securities of the Company were sold during the fourth quarter of 2020.

Use of Proceeds

None.

Item 6. Selected Financial Data.

We are reporting as a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

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

Overview

We are a global medical technology company primarily focused on the development and commercialization of our proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy products deliver non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of December 31, 2020, more than 2.6 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 28,000 capital units, an increase of 72.8% compared to December 31, 2019.

The efficacy of our products is supported by a significant body of clinical evidence across multiple patient populations suffering from respiratory distress. We have developed the only high velocity nasal insufflation device clinically validated as an alternative to NiPPV while addressing many of its limitations, evidenced in part by our sponsored 204 patient, multisite randomized controlled trial in the ED which was published in the July 2018 issue of Annals of Emergency Medicine. Additionally, in April 2020 Heart and Lung, the Journal of Cardiopulmonary and Acute Care, published a subgroup analysis from this ED study that showed High Velocity Therapy may provide ventilatory support similar to NiPPV in patients presenting with acute hypercapnic respiratory failure.

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020. The COVID-19 pandemic contributed to this transformation in at least two primary ways: First, it resulted in increased awareness of high flow therapy, including recognition by the CDC, WHO, NIH, Society for Critical Care Medicine, American College of Emergency Physicians, and the Chinese, German, Italian, and Australian thoracic societies of high flow therapy as an appropriate first line therapy for those suffering from low oxygen levels. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s ED with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our existing focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in expanded use of our products to treat all forms of Type 1 and Type 2 respiratory distress in a variety of settings.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States we currently offer our Oxygen Assist Module, which was fully launched in the United Kingdom, select European markets, and Israel in late 2020. The Oxygen Assist Module can be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. The Oxygen Assist Module is designed to help clinicians maintain a patient’s pulse oxygen saturation (“SpO2”) within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen. In neonates, these risks include visual or developmental impairment or death.

In February 2021, we upgraded the software on approximately 45 Oxygen Assist Module units outside of the United States from software version 2.2.0 to software version 2.5.0. Subsequently, a bug in software version 2.5.0 was discovered by one of our employees. Although there have been no reports of patient injury associated with this bug and we believe risk of patient injury is unlikely, out of an abundance of caution, we immediately notified our users and undertook a field action to remove software version 2.5.0 from all upgraded units and downgrade these units to software version 2.2.0 until the issue is resolved. All software downgrades have been completed.

We are in the process of seeking FDA approval of our Oxygen Assist Module and are working with FDA to obtain an investigational device exemption for pediatric evaluation of the Oxygen Assist Module in the United States. The Oxygen Assist Module was granted Breakthrough Device Designation by the FDA on April 2, 2020 for the following indication: Oxygen Assist Module is an optional module used only with the Vapotherm Precision Flow and is indicated for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of pulse oxygen saturation. Oxygen Assist Module is intended to treat pediatric patients (neonates and infants ≥1000g) in monitored clinical environments (e.g., the NICU).

We are also in the process of seeking FDA clearance for our High Velocity Therapy 2.0 (“HVT 2.0”) as the next generation of our Precision Flow system. Subject to receipt of FDA clearance, the HVT 2.0 is targeted to be released in the United States in the second half of 2021. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for wall air. With a variable oxygen connection (tank, wall or concentrator) the HVT 2.0 system is designed to support patients wherever they need respiratory support, including outside of the hospital in a home or future use in a field transport setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are designed to minimize clinician time spent on operating the equipment so they can focus on their patient. Despite not yet having received 510(k) clearance from the FDA, on February 12, 2021, the FDA notified us that, under FDA Emergency Use Authorization (“EUA”) issued on March 24, 2020, the HVT 2.0 was authorized for emergency use in healthcare settings to treat patients during the COVID-19 pandemic, subject to the conditions set forth in the EUA.

Historically, we have generated revenue primarily from sales of the disposable products utilized with our proprietary Precision Flow systems and our Oxygen Assist Module, and to a lesser extent, from the sale or lease of the capital units themselves. However, due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, we generated revenue primarily from sales of our Precision Flow systems in 2020, which although put pressure on our margins also resulted in a 72.8% increase in our installed base, which we expect will drive future recurring disposable revenue. The extent to which the COVID-19 pandemic will impact our business during 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants of the virus, and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, the availability and effectiveness of vaccines, among other factors. For example, as COVID-19 hospitalizations continue to decrease and vaccinations continue to increase, we expect our product mix to normalize back to historical levels and the overall demand for our products may be negatively impacted. Also, worldwide precautionary measures taken to reduce the spread of COVID-19 infections, have impacted, and may continue to impact, flu and flu-related illnesses, which could negatively impact our future revenue.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and we sell our Precision Flow systems through distributors in other select countries outside of the United States and the United Kingdom. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and through distributors in Europe and the Middle East. We intend to expand the commercial launch of our Oxygen Assist Module throughout the United Kingdom, Europe, and the Middle East in the first quarter of 2021 through a direct sales organization in the United Kingdom and through distributors in other select countries in Europe and the Middle East. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2020, we have sold our Precision Flow systems to over 1,600 hospitals across the United States, where they have been primarily deployed in the ICU setting.

We assemble our Precision Flow systems in our facility in New Hampshire and we rely on third-party suppliers for a majority of the components of our products, including many single source suppliers. Historically we maintained, and as of the present date we maintain, higher levels of inventory to protect ourselves from supply interruptions, and, as a result, we have been and are currently subject to the risk of inventory obsolescence and expiration, which could lead to inventory impairment charges. At times during the past nine months, however, as we sought to fulfill increased demand in connection with the COVID-19 pandemic, there were times when we were not able to carry higher levels of inventory, and as a result, we experienced and potentially in the future may again experience supply interruptions. As a result of increased product demand in 2020, we significantly increased our production capacity. As a result, if demand for our products declines in future periods, we may have excess production capacity which may negatively impact our gross margin. We currently ship our Precision Flow systems from our facility in New Hampshire directly to our United States customers and many of our international distributors on a purchase order basis. Warehousing and shipping operations for some of our international distributors are handled by a third-party vendor with facilities located in the Netherlands. While our customers have the right to return purchased products subject to a restocking fee, our historical return experience has been immaterial. However, although we have priority shipping status with our carriers, as a result of the COVID-19 pandemic, we have experienced, and may in the future experience, shipping delays throughout the United States and internationally, and as a result, there have been and may in the future be delays in our ability to ship our product to customers and distributors in a timely manner, which may potentially result in a greater percentage of returned product than we have historically experienced.

Since inception, we have financed our operations primarily through sales of our equity securities, including most recently a public offering in April 2020, sales of our Precision Flow systems and their associated disposables, and amounts borrowed under our credit facilities, which we amended in 2020. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems and our Oxygen Assist Module, including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our High Velocity Therapy products and expanded our digital marketing initiatives and medical education programs, including our Vapotherm Academy which was instrumental during the pandemic and used to train more than 23,000 caregivers during 2020.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives, expanding the number of clinical educators internationally along with our international marketing programs and expanding worldwide direct to clinician digital marketing efforts to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs and clinical studies to develop future generations of our High Velocity Therapy products, support regulatory submissions and demonstrate the clinical efficacy of our new products. In addition, as we seek to maintain our current increased production capacity, we expect to continue to make investments in our production capabilities related to future generations of High Velocity Therapy products. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require additional funding, which may include future equity and debt financings.

On November 13, 2020, we acquired HGE Health Care Solutions LLC. We undertook the acquisition to expand our capabilities by providing a remote monitoring platform designed to empower respiratory patients with chronic obstructive pulmonary disease and providers to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. The purchase price, net of cash acquired, of $21.6 million was funded with an initial cash payment of $8.4 million and $13.2 million of contingent consideration. We have included the financial results of HGE in the consolidated financial statements from the date of acquisition. Net revenue and net loss related of HGE since the date of acquisition totaled $0.4 million and $0.4 million, respectively.

Components of Our Results of Operations

Net Revenue

Our net revenue consists primarily of the sale of products, leases and services.

Product Revenue

We primarily derive our revenue from the sale of our products to hospitals in the United States and United Kingdom and through distributors in select countries outside of the United States. Product sales consist of the following:

•

Capital Revenue - Our capital revenue is derived from the sale of our capital equipment, which consists of the Precision Flow High Velocity technology, Precision Flow Plus, Precision Flow Classic, Precision Flow Heliox and Q50 compressor. Capital equipment sales include a one-year warranty. We offer different options to our hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.
•	Disposable Revenue - Our disposable revenue is derived from the sale of single-use disposables, nasal interfaces, or cannulas, and adaptors used in conjunction with the Precision Flow capital units.

Lease Revenue

We enter into agreements to lease our capital equipment. We assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee. Equipment included in arrangements which provide for the transfer of title at, or shortly after, the end of the lease term are accounted for as a sales-type lease. We record the present value of future lease payments as a component of prepaid expenses and other current assets in our consolidated balance sheets and recognize the present value of the lease payments due over the lease term as revenue at the inception of the lease. Equipment included in arrangements that do not transfer title are accounted for as operating leases and we recognize revenue on a straight-line basis over the lease term.

Service Revenue

This revenue consists of service, component part and freight revenue offset by rebates and fees payable to GPOs, IDNs and distributor partners. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans. In addition, we sell small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who service Precision Flow capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of these costs associated with the shipment of products domestically, and to a lesser extent, internationally.

Recent revenue growth has been driven by, and we expect continued growth as a result of, increasing revenue from product sales due to our growing installed base of Precision Flow systems and related disposables sales. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors including seasonality. We have historically experienced seasonality in our first quarter due to the impact of the flu season in the Northern Hemisphere and in our fourth quarter, which coincides with our customers’ fiscal year-end and often drives higher purchases of capital equipment as previously approved but unspent capital budgets typically expire at year-end. However, decreased U.S. flu hospitalizations being experienced thus far this year could adversely affect our future revenues. We also expect our future revenue to be dependent upon other factors, such as continued market awareness and acceptance of our High Velocity Therapy technology, favorable clinical data and outcomes using our products, introduction of new products, and continued international expansion. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and we expect it will continue to be, affected by a variety of factors, including manufacturing costs, the average selling prices of our products, the implementation of disposable cost-reduction initiatives, sales volume and inventory obsolescence costs. Sales mix also impacts our gross margins as our average selling price in the United States is typically higher than for our international sales given our distribution model. In addition, sales of our single-use disposables carry a higher margin than that of our capital equipment sales. Our gross margin may increase over the long-term to the extent our production volumes increase, we launch new products and we continue to experience cost savings derived from supply chain and manufacturing efficiencies. However, our gross margin may fluctuate from quarter to quarter due to seasonality.

Operating Expenses

Research and Development

Research and development expenses consist primarily of product development, engineering, regulatory expenses, testing, laboratory supplies, consulting services and other costs associated with future generations of products using our High Velocity Therapy technology. These expenses include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for employees in our research and development, regulatory, quality assurance and innovation functions. We expect research and development expenses to increase in the future as we develop future generations of products using our High Velocity Therapy technology and companion products. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related expenses, including salaries, commissions and bonuses, travel expenses, benefits and stock-based compensation for employees in our sales and marketing, customer service and medical education functions. Other sales and marketing expenses include consulting services, education, training, tradeshows, digital marketing, medical education and clinical studies. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing organization to both drive and support our planned growth in revenue. Over time, we expect sales and marketing expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation, for employees in our finance, administration, human resources, information technology, and legal functions. Other general and administrative expenses include professional services fees, audit fees, travel expenses, insurance costs and general corporate expenses including facilities-related expenses. We expect our general and administrative expenses will increase in absolute dollars as we expand our headcount to support our anticipated future growth and operations as a public company, upgrade our director and officer insurance coverage to be commensurate with other publicly listed companies and incur additional expenses related to audit, legal, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, especially in light of the loss of our emerging growth company status. Over time, we expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

Other Expense, Net

Other expense, net consists primarily of interest expense related to our credit facilities offset by interest income driven by the interest accruing on cash and cash equivalents. Other expense, net also includes the gain on litigation settlement, loss on the extinguishment of debt, and foreign currency gains or losses arising from transactions denominated in foreign currencies.

Benefit for Income Taxes

The benefit for income taxes represents a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiary. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Results of Operations

	Year Ended December 31,
	2020	2019
	(in thousands)
Net revenue	$125,733	$48,104
Cost of revenue	62,687	26,793
Gross profit	63,046	21,311
Operating expenses
Research and development	16,956	13,376
Sales and marketing	65,065	37,689
General and administrative	24,039	18,410
Total operating expenses	106,060	69,475
Loss from operations	(43,014)	(48,164)
Other expense, net	(8,488)	(3,041)
Net loss before income taxes	(51,502)	(51,205)
Benefit for income taxes	-	(146)
Net loss	$(51,502)	$(51,059)

Fiscal Years Ended December 31, 2020 and 2019

Net Revenue

	Year Ended December 31,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue
Capital Equipment	$58,183	46.3%	$9,324	19.4%	$48,859	524.0%
Disposable	56,711	45.1%	35,055	72.9%	21,656	61.8%
Subtotal Product Revenue	114,894	91.4%	44,379	92.3%	70,515	158.9%
Lease Revenue
Capital Equipment	5,770	4.6%	1,721	3.5%	4,049	235.3%
Other	2,011	1.6%	-	-	2,011	100.0%
Service and Other Revenue	3,058	2.4%	2,004	4.2%	1,054	52.6%
Net Revenue	$125,733	100.0%	$48,104	100.0%	$77,629	161.4%

Revenue increased $77.6 million, or 161.4%, to $125.7 million for the year ended December 31, 2020 compared to $48.1 million for the year ended December 31, 2019. The increase in revenue was primarily attributable to a $48.9 million and $21.7 million increase in capital equipment and disposable revenue, respectively. Capital equipment revenue increased 524.0% during the year ended 2020 due to increased sales of our Precision Flow units as a result of increased demand related to the COVID-19 pandemic and increased average selling prices in the United States. Disposable revenue increased 61.8% during the year ended 2020 primarily driven by an increase in the worldwide installed base of Precision Flow units and higher utilization due to the COVID-19 pandemic. Lease revenue also increased primarily due to a higher volume of leases of our Precision Flow units and, to a lesser extent, due to higher utilization of disposables for Precision Flow units under placement arrangements.

Revenue information by geography is summarized as follows:

	Year Ended December 31,
	2020		2019		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$99,161	78.9%	$36,583	76.0%	$62,578	171.1%
International	26,572	21.1%	11,521	24.0%	15,051	130.6%
Net Revenue	$125,733	100.0%	$48,104	100.0%	$77,629	161.4%

Revenue generated in the United States increased $62.6 million, or 171.1%, to $99.2 million for the year ended December 31, 2020, compared to $36.6 million for the year ended December 31, 2019. Revenue generated in our International markets increased $15.1 million, or 130.6%, to $26.6 million for the year ended December 31, 2020, compared to $11.5 million for the year ended December 31, 2019. Both United States and International revenue growth was primarily driven by an increase in the number of Precision Flow units sold year over year due to the COVID-19 pandemic as well as an increase in single-use disposable sales due to higher installed bases of Precision Flow units and higher disposable utilization.

Cost of Revenue and Gross Margin

Cost of revenue increased $35.9 million, or 134.0%, to $62.7 million in fiscal year 2020 compared to $26.8 million in fiscal year 2019. The increase was primarily due to higher material and labor costs due to a rapid increase in sales volumes of our Precision Flow units and disposables in order to meet demand related to the COVID-19 pandemic.

Gross margin increased to 50.1% in fiscal year 2020 compared to 44.3% in fiscal year 2019. Gross profit was positively impacted by improved overhead absorption due to higher production volumes, partially offset by higher labor costs, increased supplier freight and expediting fees to meet the rapid increase in production capacity, and a higher mix of Precision Flow system sales. Gross profit was also positively impacted by higher average selling prices of capital equipment in the United States, partially offset by lower average selling prices of disposables in International markets.

Research and Development Expenses

Research and development expenses increased $3.6 million, or 26.8%, to $17.0 million in fiscal year 2020 compared to $13.4 million in fiscal year 2019. As a percentage of revenue, research and development expenses decreased to 13.5% in fiscal year 2020 compared to 27.8% in fiscal year 2019. The increase in research and development expenses was due to increased product development, prototype, and patent-related costs associated with the development of our future generation High Velocity systems and increased employee-related expenses and stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses increased $27.4 million, or 72.6%, to $65.1 million in fiscal year 2020 compared to $37.7 million in fiscal year 2019. As a percentage of revenue, sales and marketing expenses decreased to 51.7% in fiscal year 2020 compared to 78.3% in fiscal year 2019. The increase in sales and marketing expenses was primarily due to increased sales commissions as a result of increased revenue due to the COVID-19 pandemic along with increases in the size of the sales and marketing organization and increased stock-based compensation, partially offset by a reduction in travel and marketing initiatives, such as trade shows and training costs, due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $5.6 million, or 30.6%, to $24.0 million in fiscal year 2020 compared to $18.4 million in fiscal year 2019. As a percentage of revenue, general and administrative expenses decreased to 19.1% in fiscal year 2020 compared to 38.3% in fiscal year 2019. The increase in general and administrative expenses was primarily due to increases in employee-related expenses, stock-based compensation, audit and compliance related costs, insurance, increased bank services charges, legal costs and rent, partially offset by a reduction in travel expenses due to the COVID-19 pandemic.

Other Expense, Net

Other expense, net increased by $5.4 million, or 179.1%, to $8.5 million in fiscal year 2020 compared to $3.0 million in fiscal year 2019. The increase in other expense, net was primarily due to one-time items recorded in each fiscal year. Other expense, net, in fiscal year 2020 included a $4.2 million loss on extinguishment of debt. Other expense, net, in fiscal year 2019 included a $1.2 million gain on litigation settlement.

Benefit for Income Taxes

The benefit for income taxes for the year ended December 31, 2019 totaled $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiary. There was no such benefit recorded in 2020 by our foreign subsidiary. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

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

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $115.5 million and an accumulated deficit of $316.9 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our Precision Flow systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from sales of our equity securities.

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as its sales agents. During April 2020, we sold 511,648 shares of common stock pursuant to the ATM Agreement for gross proceeds of $10.2 million, or $9.8 million net of commissions and offering expenses. As of December 31, 2020, there was approximately $39.8 million in remaining capacity under this program.

In May 2020, we completed a public offering of 3,852,500 shares of common stock, which included the full exercise by the underwriters of their option to purchase 502,500 shares of common stock, at a price of $26.00 per share, which raised net proceeds of $93.8 million after deducting the underwriting discount of $6.0 million and offering expenses of $0.3 million.

On October 21, 2020, we entered into the Loan and Security Agreement which provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay our existing revolving loan facility and term loan facility. As of December 31, 2020, we had $4.9 million of outstanding borrowings and $7.1 million of availability under our Revolving Facility. As of December 31, 2020, we had $40.0 million of term debt outstanding under our Term Facility.

We believe that our existing cash resources and availability under our Revolving Facility will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our Precision Flow systems and Oxygen Assist Module.

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,468)	$(39,662)
Investing activities	(18,169)	(6,307)
Financing activities	99,676	59,449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	5
Net increase in cash, cash equivalents, and restricted cash	$42,029	$13,485

Operating Activities

The net cash used in operating activities was $39.5 million in 2020 and consisted primarily of a net loss of $51.5 million and an increase of $4.7 million in net operating assets, partially offset by $16.7 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense, depreciation and amortization, loss on extinguishment of debt and non-cash lease expense.

The net cash used in operating activities was $39.7 million in 2019 and consisted primarily of a net loss of $51.1 million, partially offset by a decrease of $5.5 million in net operating assets and $5.9 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization.

Investing Activities

Net cash used in investing activities for 2020 and 2019 consisted of purchases of property and equipment of $9.8 million and $4.7 million, respectively. Net cash used in investing activities in 2020 also included $8.4 million to acquire HGE. In addition, net cash used in investing activities in 2019 also included $1.6 million to acquire Solus Medical.

Financing Activities

Net cash provided by financing activities was $99.7 million in 2020 and consisted of proceeds from the issuance of common stock in connection with public and at-the-market offerings of $94.2 million and $9.9 million, respectively and proceeds from common stock issuances in connection with our Employee Stock Purchase Plan and stock option exercises of $0.8 million and $0.6 million, respectively, partially offset by payments of debt extinguishment costs of $3.8 million, net repayments of $1.4 million under our credit facilities, debt issuance costs of $0.5 million and common stock offering costs of $0.5 million.

Net cash provided by financing activities was $59.4 million in 2019 and consisted of proceeds from the issuance of common stock in connection with a public offering of $48.7 million, net proceeds from borrowings of $10.8 million under our credit facilities, and proceeds from common stock issuances in connection with stock option exercises and purchases of restricted stock awards of $0.4 million, partially offset by common stock offering costs of $0.4 million.

Indebtedness

Revolving Lines of Credit

On November 16, 2016, we entered a Business Financing Agreement (the “Revolver Agreement”) with Western Alliance Bank, an Arizona Corporation, which replaced our then existing revolving line of credit. The Revolver Agreement made available $7.0 million of revolving credit upon the closing date. Availability under the Revolver Agreement was calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor). The original maturity date was September 30, 2018. We refinanced the Revolver Agreement in April 2018, increasing the credit line to $7.5 million and extending the maturity date to September 30, 2020. We entered into an amendment to the Revolver Agreement on September 30, 2020, extending the maturity date to April 6, 2023. The principal was due upon maturity. At December 31, 2019, the outstanding balance under the Amended Revolver Agreement was $3.5 million.

On October 21, 2020 (the “Closing Date”), we entered into the Loan and Security Agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay our existing revolving loan facility and term loan facility.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of us and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At December 31, 2020, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $4.9 million at December 31, 2020 and the remaining availability based on eligible receivables was $7.1 million.

Term Loans

On April 6, 2018, we entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, which paid off our prior financing arrangement in full. In connection with this draw down, we granted Perceptive warrants to purchase 37,693 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and expire in April 2028.

On July 20, 2018, pursuant to the Credit Agreement and Guaranty, we drew down the second tranche of $10.0 million. In connection with this draw down, we granted Perceptive warrants to purchase 18,846 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and expire in July 2028.

On September 27, 2018, we entered into the first amendment to the Credit Agreement and Guaranty (the “Amendment”, together with the Credit Agreement and Guaranty, the “Amended Credit Agreement and Guaranty”) with Perceptive. Pursuant to the Amended Credit Agreement and Guaranty, we were permitted to draw the final $12.5 million of availability at any time through March 31, 2019 and the minimum 2018 revenue requirement of $43.2 million that was required to draw down the final tranche was eliminated. Concurrently with the closing of the Amendment, we drew down $2.0 million of the remaining $12.5 million available. In connection with this draw down, we granted to Perceptive warrants to purchase 3,769 shares of its Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and expire in September 2028.

On March 22, 2019, we drew the remaining $10.5 million. In connection with this draw down, we granted Perceptive warrants to purchase 19,790 shares of common stock. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and expire in March 2029. The estimated fair value at the time of issuance was approximately $0.3 million, is recorded as a discount against the principal owed on the related debt and is being amortized over the contractual term of the debt instrument. On June 10, 2020, Perceptive exercised all of its outstanding warrants.

Pursuant to the Amended Credit Agreement and Guaranty, the outstanding principal amount accrues interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR or (b) 1.75% per year. At December 31, 2019, the interest rate was 10.81%. The outstanding balance, including accretion of the additional final payment due upon maturity and described below, was $42.6 million at December 31, 2019 and there was no remaining availability.

The Amended Credit Agreement and Guaranty, which was scheduled to mature in 2023, required that upon maturity, in addition to the payment of principal and accrued interest, we make a payment of 0.5% of the total amount borrowed under the Amended Credit Agreement and Guaranty unless we had already made such a payment in connection with an acceleration or prepayment of borrowings under the agreement. In the event we prepaid all or part of this term loan facility prior to the maturity date, we were subject to additional prepayment fees which decreased as the time to maturity decreased.

On October 21, 2020, we refinanced our debt with CIBC and used $40 million of the Term Facility, approximately $4.9 million of the Revolving Facility and approximately $6.3 million of cash on hand to pay off all obligations owing under, and to terminate, both the Amended Credit Agreement and Guaranty and the Revolver Agreement, which included a prepayment penalty and exit fees of $3.7 million. As a result of the termination of the Amended Credit Agreement and Guaranty and the Revolver Agreement, we recorded a loss on extinguishment of debt of $4.2 million, which included the prepayment penalty, exit fees, write-off of the remaining unamortized deferred financing costs, and legal fees.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At December 31, 2020, the interest rate was 5.75%. The outstanding balance was $40.0 million at December 31, 2020 and there was no remaining availability. The Loan and Security Agreement provides for interest-only payments on the Term Facility for the first thirty-six months following the Closing Date. Thereafter, amortization payments on the Term Facility will be payable monthly in twenty-four equal installments. The Term Facility may not be prepaid prior to the first anniversary of the Closing Date without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on the Closing Date and ending on the first anniversary of the Closing Date plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (ii) 1.0%, if such prepayment occurs after the second anniversary of the Closing Date but on or prior to the third anniversary of the Closing Date. The Term Facility and Revolving Facility are secured by a lien on substantially all of our assets, including intellectual property.

The Loan and Security Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 80% of each year’s annual operating plan (tested on a trailing twelve month basis at the end of each fiscal quarter) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the Loan and Security Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Loan and Security Agreement or other loan documents, (2) our breach or default in the performance of any covenant under the Loan and Security Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our or our subsidiaries’ funds, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, CIBC is entitled to take enforcement action, including acceleration of amounts due under the Loan and Security Agreement. The Loan and Security Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. CIBC has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

As of December 31, 2020, we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Practices

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

Critical accounting policies and practices are a company's accounting policies and practices that are most important to the portrayal of the company's financial condition and results of operations and include the following:

Revenue Recognition

Our revenue consists primarily of the sale of products, leases and services. Product revenue consists of capital equipment and disposables that are shipped and billed to customers both domestically and internationally. Our main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. Our main disposable products are the single-use disposables and nasal interfaces, or cannulas. Lease revenue consists of two components which include capital equipment that we lease to our customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of our customer base. In addition, we sell small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freights costs plus a percentage markup of these costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to GPOs, IDNs and distributor partners and accounted for as a reduction of service revenue.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we performed the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. Our standard payment term is generally 30 days from date of sale.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2020 or 2019.

Our contracts with our customers have a duration of less than one year. Therefore, we have elected to apply a practical expedient and recognize the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the consolidated statements of comprehensive loss.

Lease Revenue

We also enter into agreements to lease our capital equipment. For such sales, we account for revenue under ASC 842, Leases (“ASC 842”), and assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at, or shortly after, the end of the lease term. Equipment included in arrangements including the transfer of title are accounted for as sales-type leases and we recognize the present value of the lease payments due over the lease term as revenue at the inception of the lease. We record the present value of future lease payments in the prepaid expenses and other current assets in our consolidated balance sheets. Equipment included in arrangements that do not include transfer of title, nor any of the sales-type or direct finance lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease. Prior to the adoption of ASC 842 effective January 1, 2020, we accounted for such transactions under ASC 840, Leases (“ASC 840”) and there was no change in our accounting for such transactions upon the adoption of ASC 842.

Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors. We recognize stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards, including grants of restricted shares and stock options, to be recognized as expense in the consolidated statements of comprehensive loss based on their grant date fair values.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of our common stock and an assumed risk-free interest rate. Expected volatility is calculated based on historical volatility of a group of publicly traded companies that we consider a peer group. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as we do not pay, and do we expect to pay, dividends on our common stock. We estimate forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

We recognize stock-based expense for shares issued pursuant to our 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. We estimate the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option pricing model. The expected life is determined based on the contractual term. Dividend yield and forfeiture rates are estimated in a manner similar to option grants described above and expected volatility is based on our historical volatility.

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

Critical Accounting Estimates

Critical accounting estimates that involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations include the following:

Contingent Consideration

Management is responsible for determining the appropriate valuation model and estimated fair value of contingent consideration. To estimate the fair value, management considers a number of factors, including information provided by a third-party valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones and discount rates consistent with the level of risk of achievement. The fair value of the contingent consideration liability is remeasured at each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount estimated at the acquisition date, resulting in material charges or credits in future reporting periods.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

JOBS Act and Filing Status

Prior to December 31, 2020, we qualified as an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include:

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

Effective December 31, 2020, we no longer qualify as an emerging growth company and have transitioned to a large accelerated filer status as a result of the market value of the common stock held by our non-affiliates as of June 30, 2020. As a result, we will adopt new or revised accounting pronouncements at dates applicable to public companies. Additionally, as a result of losing emerging growth company status, we are required to have our independent registered public accounting firm issue an attestation report on the effectiveness of our internal control over financial reporting on an annual basis beginning with the year ended December 31, 2020. We also lost our “smaller reporting company” status as a result of our public float as of June 30, 2020; although, pursuant to those rules, there is a transition period that allows us to provide scaled disclosures in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are reporting as a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management's evaluation of internal control over financial reporting excluded the internal control activities of HGE, which we acquired on November 13, 2020, and which represents 10.9% of our total assets and 0.3% of our total net revenues for the year ended December 31, 2020.

Based on this assessment, our senior management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Vapotherm, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 24, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of HGE Health Care Solutions LLC (“HGE Health”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 10.9% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. As indicated in Management’s Report on Internal Control over Financial Reporting, HGE Health was acquired during  2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of HGE Health.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 24, 2021

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business – Information about our Executive Officers,” the information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1)	Financial Statements:

The following documents are included on pages F-1 through F-33 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit Number	Description

3.1

Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 20, 2018 (File No. 001-38740) and incorporated herein by reference)

3.2

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2020 (File No. 001-38740) and incorporated herein by reference)

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 20, 2018 (File No. 001-38740) and incorporated herein by reference)

4.1	Form of Certificate of Common Stock (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

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

4.9*	Description of Securities of Vapotherm, Inc.

10.1

Lease, dated September 30, 2016, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.2

First Amendment to Lease, dated September 11, 2017, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.3

Second Amendment to Lease, dated June 6, 2018, between Vapotherm, Inc. and 100 Domain Drive EI, LLC (previously filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.4

Third Amendment to Lease, dated July 26, 2018, between 100 Domain Drive EI, LLC and Vapotherm, Inc. (previously filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.5

Fourth Amendment to Lease Agreement, dated August 23, 2020, between 100 Domain Drive EI, LLC, as administrator of the tenancy in common with 100 Domain Drive DD and Vapotherm, Inc. (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

Exhibit Number	Description

10.6

Loan and Security Agreement, dated as of October 21, 2020, between Canadian Imperial Bank of Commerce and Vapotherm, Inc.  (previously filed as Exhibit 10.1 to the Current Report on Form 8-K as filed on October 22, 2020 (File No. 001-38740) and incorporated herein by reference)

10.7 †

Vapotherm, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.8 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2005 Stock Incentive Plan (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.9 †

Vapotherm, Inc. Amended and Restated 2015 Stock Incentive Plan, as amended (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1 on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.10 †

Vapotherm, Inc. 2015 Stock Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.11 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2015 Stock Incentive Plan (previously filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.12 †

Vapotherm, Inc. 2018 Employee Stock Purchase Plan (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.13 †

Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.14 †

Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K filed on March 22, 2019 (File No. 001-38740) and incorporated herein by reference)

10.15 †

Amended and Restated Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan, dated August 31, 2020 (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.16 †

Form of Non-Statutory Employee Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.17 †

Form of Non-Statutory Non-Employee Director Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.18 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.19 †

Form of Non-Statutory Stock Option Agreement for Consultants pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.20 †

Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.21 †

Form of Restricted Stock Unit Agreement for Employees who are not Executive Officers pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

Exhibit Number	Description
10.22 †

Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.23 †

Form of Restricted Stock Unit Agreement for Consultants pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.24 †	Vapotherm, Inc. 2018 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.25 †

Form of Indemnification Agreement between Vapotherm, Inc. and its directors and officers (previously filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.26 †

Amended and Restated Employment Agreement dated October 17, 2018, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.27 †

Proprietary Rights Agreement, dated July 30, 2012, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.23 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.28 †

Confidentiality and Non-Disclosure Agreement dated January 28, 2014, between Vapotherm, Inc. and John Coolidge (previously filed as Exhibit 10.24 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.30 †

Form of Confidentiality, Non-Compete and Assignment of Inventions Agreement (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.31 †

Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade, dated March 14, 2016 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2019 (File No. 001-38740) and incorporated herein by reference)

10.32 †

First Amendment, dated September 15, 2020, to Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade, dated March 14, 2016 (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 4, 2020 (File No. 001-38740) and incorporated herein by reference)

10.33 †

Letter Agreement by and between Vapotherm, Inc. and David Blouin, dated December 8, 2017 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 29, 2019 (File No. 001-38740) and incorporated herein by reference)

10.34 †

Employment Offer Letter, dated February 19, 2014, between Vapotherm, Inc. and John Coolidge (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File No. 001-38740) and incorporated herein by reference)

21.1*	Subsidiaries of Vapotherm, Inc.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vapotherm, Inc.

Date: February 24, 2021	By:	/s/ Joseph Army
	Name:	Joseph Army
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Army	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Joseph Army

/s/ John Landry	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 24, 2021
John Landry

/s/ Anthony Arnerich	Director	February 24, 2021
Anthony Arnerich

/s/ Lance Berry	Director	February 24, 2021
Lance Berry

/s/ Marina Hahn	Director	February 24, 2021
Marina Hahn

/s/ James Liken	Director	February 24, 2021
James Liken

/s/ Donald Spence	Director	February 24, 2021
Donald Spence

/s/ Elizabeth Weatherman	Director	February 24, 2021
Elizabeth Weatherman

VAPOTHERM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Vapotherm, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2021 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASC 842 (Lease Revenue)

As discussed in Note 2 to the consolidated financial statements, the Company adopted ASC 842 as of January 1, 2020. The adoption of ASC 842 from a lessor perspective requires the Company to make certain assumptions as it relates to customer contracts whereby the Company provides the use of capital equipment at no charge (“leased units”). We identified the adoption of ASC 842, from a lessor perspective, as a critical audit matter.

The principal considerations for our determination that the adoption of ASC 842 from a lessor perspective is a critical audit matter include the complexity of the guidance contained in ASC 842 as it pertains to the terms of the Company’s contracts as lessor and the judgment involved in management’s evaluation of the classification of the leased units as either sales type or operating leases. Accordingly, there is a risk that these lease arrangements are not appropriately classified in accordance with the new accounting standard. These considerations heightened the complexity surrounding the design and execution of audit procedures to respond to this risk.

Our audit procedures related to the Company’s adoption of ASC 842 from a lessor perspective included the following, among others:

•

In consultation with national office resources, we evaluated the reasonableness of management’s assessment of the impact of adopting ASC 842 from a lessor’s perspective and the appropriateness of resulting changes to management’s accounting policies.

•	We selected a sample of the leased units and assessed the appropriateness of management’s estimate in determining their economic useful life.

Evaluation of the HGE contingent consideration liability

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company acquired HGE Health Care Solutions, LLC (“HGE”), whose purchase price included potential future payments that are contingent on the future performance of certain HGE service offerings. The value of the HGE contingent consideration liability is determined using a Monte Carlo valuation model which includes certain key inputs, such as projected revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and volatility rates. We identified the contingent consideration resulting from the HGE acquisition as a critical audit matter.

The principal considerations for our determination that the HGE contingent consideration liability is a critical audit matter include the complexity of the valuation model utilized by management and the estimation uncertainty surrounding the projections used to determine the value of the contingent consideration liability. Accordingly, auditing the contingent consideration liability required both extensive audit effort and a high degree of auditor judgment. Further, variations in the inputs included in the valuation model could have a significant impact on the recorded liability balance.

Our audit procedures related to the HGE contingent consideration liability included the following, among others:

•

We assessed the reasonableness of significant assumptions used in the valuation model utilized by management by evaluating the reasonableness of the revenue and EBITDA projections against historical operating results and third-party industry projections.

•

With the assistance of valuation specialists, we performed the following: (i)  reviewed and tested the process used by management to determine the fair value of the HGE contingent liability; (ii) developed an independent expectation of the contingent liability in order to corroborate the reasonableness of management’s estimates; and (iii) performed a sensitivity analysis to evaluate whether management’s concluded values fell within a reasonable range.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Boston, Massachusetts

February 24, 2021

VAPOTHERM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$113,683	$71,655
Accounts receivable, net	23,488	8,243
Inventories	19,873	9,137
Prepaid expenses and other current assets	5,041	4,066
Total current assets	162,085	93,101
Property and equipment, net	20,573	15,086
Operating lease right-of-use assets	8,260	-
Restricted cash	1,853	1,852
Goodwill	16,226	588
Intangible assets, net	5,694	353
Deferred income tax assets	-	66
Other long-term assets	967	844
Total assets	$215,658	$111,890
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,967	$3,375
Contract liabilities	459	137
Accrued expenses and other liabilities	36,551	9,187
Short-term line of credit	-	3,491
Total current liabilities	41,977	16,190
Long-term loans payable, net	39,653	41,787
Revolving loan facility	4,888	-
Deferred income tax liabilities	6	-
Other long-term liabilities	15,229	174
Total liabilities	101,753	58,151
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock ($.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock ($.001 par value) 175,000,000 shares authorized as of December 31, 2020 and 2019; 25,722,984 and 20,851,531 shares issued and outstanding as of December 31, 2020 and 2019, respectively	26	21
Additional paid-in capital	430,781	319,115
Accumulated other comprehensive income	41	44
Accumulated deficit	(316,943)	(265,441)
Total stockholders' equity	113,905	53,739
Total liabilities and stockholders’ equity	$215,658	$111,890

The accompanying notes are an integral part of these consolidated financial statements.

Vapotherm, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Net revenue	$125,733	$48,104
Cost of revenue	62,687	26,793
Gross profit	63,046	21,311
Operating expenses
Research and development	16,956	13,376
Sales and marketing	65,065	37,689
General and administrative	24,039	18,410
Total operating expenses	106,060	69,475
Loss from operations	(43,014)	(48,164)
Other (expense) income
Foreign currency gain	114	44
Interest income	257	860
Gain on litigation settlement	15	1,151
Interest expense	(4,711)	(5,096)
Loss on extinguishment of debt	(4,163)	-
Net loss before income taxes	(51,502)	(51,205)
Benefit for income taxes	-	(146)
Net loss	(51,502)	(51,059)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3)	44
Total other comprehensive income (loss)	(3)	44
Total comprehensive loss	$(51,505)	$(51,015)

Net loss per share - basic and diluted	$(2.16)	$(2.74)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	23,818,447	18,604,707

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$-	$(214,382)	$51,561
Issuance of common stock in connection with public offering, net	3,570,750	4	48,272	-	-	48,276
Issuance of common stock warrants	-	-	293	-	-	293
Issuance of common stock upon repayment of nonrecourse loans	79,854	-	144	-	-	144
Issuance of common stock upon exercise of warrants	12,164	-	-	-	-	-
Issuance of common stock upon exercise of options	150,176	-	242	-	-	242
Issuance of common stock in connection with restricted stock awards	255,750	-	402	-	-	402
Stock-based compensation expense	-	-	3,836	-	-	3,836
Foreign currency translation adjustments	-	-	-	44	-	44
Net loss	-	-	-	-	(51,059)	(51,059)
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock in connection with public offering, net	3,852,500	4	93,823	-	-	93,827
Issuance of common stock in connection with at-the-market offering, net	511,648	1	9,783	-	-	9,784
Issuance of common stock upon exercise of options	223,998	-	593	-	-	593
Issuance of common stock under the Employee Stock Purchase Plan	58,140	-	824	-	-	824
Issuance of common stock upon exercise of warrants	79,442	-	-	-	-	-
Issuance of common stock in connection with restricted stock units and awards	126,338	-	213	-	-	213
Issuance of common stock for services	19,387		441			441
Stock-based compensation expense	-	-	5,989	-	-	5,989
Foreign currency translation adjustments	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	(51,502)	(51,502)
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(51,502)	$(51,059)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,430	3,836
Depreciation and amortization	4,769	3,078
Loss on extinguishment of debt	4,163	-
Non-cash lease expense	1,140	-
Loss on disposal of property and equipment	250	101
Amortization of discount on debt	222	234
Provision for bad debts	72	104
Deferred income taxes	70	(147)
Provision for inventory valuation	(534)	(543)
Gain on litigation settlement	-	(1,151)
Changes in operating assets and liabilities:
Accounts receivable	(14,810)	(833)
Inventories	(10,157)	5,606
Prepaid expenses and other assets	(483)	(1,218)
Accounts payable	1,461	720
Contract liabilities	322	58
Accrued expenses and other liabilities	20,273	1,552
Operating lease liabilities, current and long-term	(1,154)	-
Net cash used in operating activities	(39,468)	(39,662)
Cash flows from investing activities
Purchases of property and equipment	(9,797)	(4,747)
Acquisition of business, net of cash acquired	(8,372)	(1,560)
Net cash used in investing activities	(18,169)	(6,307)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offering, net	94,155	48,669
Proceeds from issuance of common stock in connection with at-the-market offering, net	9,927	-
Proceeds from issuance of common stock under Employee Stock Purchase Plan	824	-
Proceeds from exercise of stock options and purchase of restricted stock awards	593	386
Common stock offering costs	(471)	(393)
Proceeds from loans	40,000	10,500
Repayment of loans	(42,500)	-
Payments of debt extinguishment costs	(3,765)	-
Debt issuance costs	(475)	(29)
Proceeds from short-term line of credit and revolving loan facility	5,883	7,500
Repayments on short-term line of credit	(4,495)	(7,184)
Net cash provided by financing activities	99,676	59,449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	5
Net increase in cash, cash equivalents, and restricted cash	42,029	13,485
Cash, cash equivalents and restricted cash
Beginning of year	73,507	60,022
End of year	$115,536	$73,507
Supplemental disclosures of cash flow information
Interest paid during the period	$4,439	$4,793
Property and equipment purchases in accrued expenses	$145	$135
Issuance of common stock upon vesting of restricted stock units and awards	$213	$402
Issuance of warrants in conjunction with debt draw down	$-	$293

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

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States, the Company currently offers the Oxygen Assist Module, which was launched in the United Kingdom, select European markets, and Israel in late 2020. The Company generates revenue from sales of its Precision Flow systems and related disposable products utilized with its Precision Flow systems. The Company also generates revenue from sales of its Precision Flow system’s companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adaptors. The Company offers different options to its hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

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

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus (“COVID-19”). The Company’s high velocity therapy is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Company’s hospital customers around the world are using the Company’s technology to support the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients using a limited number of ventilators. As a result, the Company has seen a significant increase in worldwide demand for its products from both new and existing accounts in 2020. The full extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants of the virus and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, the availability and effectiveness of vaccines, among other factors.

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

On November 13, 2020, the Company acquired HGE Health Care Solutions LLC (“HGE”). The Company undertook the acquisition to expand its capabilities by providing a remote monitoring platform designed to empower respiratory patients with chronic obstructive pulmonary disease (“COPD”) and providers to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. See Note 3 “Business Combinations” to these consolidated financial statements for details of this transaction.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements include the financial statements of Solus Medical Ltd. (“Solus”), a wholly owned subsidiary of the Company based in the United Kingdom, which was acquired in the first quarter of 2019 and HGE, a wholly owned subsidiary of the Company located in the United States, which was acquired in the fourth quarter of 2020. All intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc. and three reporting units, Vapotherm, Solus and HGE. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States total $0.2 million and $0.1 million at December 31, 2020 and 2019, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these consolidated financial statements include calculation of stock-based compensation, valuation of warrants, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debts, accrued expenses, including the fair value of contingent consideration and estimated incurred but not reported insurance obligations, and the valuation allowances against deferred income tax assets. Actual results may differ from these estimates.

Reclassification

Certain amounts in 2019 have been reclassified to conform to the presentation in 2020. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of December 31, 2020 and 2019, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At December 31, 2020 and 2019, deposits exceed the amount of any insurance provided.

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

Supplier Risk

The Company obtains some of the components and subassemblies included in its Precision Flow systems and obtain its Oxygen Assist Module from single source suppliers and the partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For the Company’s non-U.S. subsidiary that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of December 31, 2020, $0.4 million of our $115.5 million of cash, cash equivalents and restricted cash balance was located outside the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$113,683	$71,655
Restricted cash	1,853	1,852
Total cash, cash equivalents, and restricted cash	$115,536	$73,507

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

Public Offering Costs

The Company incurs public offering costs consisting of legal, accounting and other costs directly attributable to the Company’s public offerings and defers such costs until the closing of the offerings. Upon closing of offerings, such costs are netted against the proceeds received. As of December 31, 2020 and 2019, no amounts were deferred.

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

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value. There were no impairments during 2020 or 2019.

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

Intangible Assets

Intangible assets are related to customer relationships, developed technology, customer agreements, trademarks and trade names and are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss for customer-related intangible assets while amortization of other intangible assets is included within general and administrative expenses in the consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments of intangible assets during 2020 or 2019.

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

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. There was no impairment of goodwill during 2020 or 2019.

Leases

The Company’s operating leases primarily consist of real estate leases for office, manufacturing, research and development, and warehouse space, as well as certain vehicle and equipment leases. Prior to adopting ASU 2016-02, Leases (Topic 842) (“ASC 842”) effective January 1, 2020, the Company followed the lease accounting guidance as issued in ASC 840, Leases (“ASC 840”). Under ASC 840, the Company classified its leases as operating or capital leases based on evaluation of certain criteria of the lease agreement. For leases that contained rent escalations or rent holidays, the Company recorded the total rent expense during the lease term on a straight-line basis over the lease term and recorded the difference between the lease payments and the straight-line rent expense as deferred rent on the balance sheet. Any tenant improvement allowances received from the lessor were recorded as a reduction to rent expense over the lease term.

ASC 842 requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset, subject to certain permitted accounting policy elections. Under ASC 842, the Company determines whether a contract is or contains a lease at the inception of the contract. This determination is based on whether the contract provides the Company the right to control the use of a physically distinct asset and substantially all of the capacity of an asset. Leases with an initial noncancelable term of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are classified as short-term leases. The Company has elected as an accounting policy to exclude from the consolidated balance sheets the right-of-use assets and lease liabilities related to short-term leases. The Company recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.

Certain of the Company’s leases include options to extend or terminate the lease at its sole discretion. The Company does not consider in the measurement of right-of-use assets and lease liabilities an option to extend or terminate a lease if the Company is not reasonably certain to exercise the option. As of December 31, 2020, the Company has not included any options to extend its leases in its measurement of the related right-of-use assets or lease liabilities as the Company is not reasonably certain it will exercise the options.

Certain of the Company’s leases include covenants that oblige the Company, at its sole expense, to repair and maintain the leased asset periodically during the lease term. The Company is not a party to any leases that contain residual value guarantees.

Many of the Company’s leases include fixed and variable payments. Among other charges, variable payments related to real estate leases include real estate taxes, insurance, operating expenses, and common area maintenance, which are usually billed at actual amounts incurred proportionate to the Company’ rented square feet of the building. Variable payments related to vehicle and equipment leases relate to usage of the underlying asset, sales and use tax, and value-added tax. Variable payments that do not depend on an index or rate are expensed as incurred and are not included in the measurement of the lease liability.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. buildings, vehicles, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated to the lease components and non-lease components based on their relative fair values. The Company elected the accounting policy to not separate lease and non-lease components for its real estate, vehicle, and equipment leases. Therefore, each lease component and the related non-lease components and non-components are accounted for together as a single component.

The Company measures its lease liability for each leased asset as the present value of lease payments, as defined in ASC 842, discounted using a discount rate specific to the terms of the underlying lease. The Company’s right-of-use assets are equal to the related lease liabilities, adjusted for lease incentives received including tenant improvement allowances, initial direct costs incurred related to the lease, and payments made to the lessor prior to the lease commencement date. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company estimates its incremental borrowing rate for each leased asset based on the interest rate the Company would incur to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at time of sale. The warranty liability is included within accrued expenses and other liabilities in the consolidated balance sheets. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2018	$329
Provisions for warranty obligations	125
Settlements	(229)
Balance at December 31, 2019	225
Provisions for warranty obligations	636
Settlements	(300)
Balance at December 31, 2020	$561

Deferred Financing Costs

Direct financing costs are deferred and amortized as a component of interest expense, over the term of the related debt. The long-term portion of the balance of unamortized deferred financing costs related to Company’s term loan is presented as a reduction of the related borrowing arrangement liability and totals $0.3 million and $0.8 million at December 31, 2020 and 2019, respectively. The unamortized deferred financing costs related to the Company’s revolving facility are recorded in prepaid expenses and other current assets and other long-term assets in the Company’s consolidated balance sheet totaling $0.1 million and less than $0.1 million, respectively, at December 31, 2020. There were no unamortized deferred financing costs recorded in prepaid expenses and other current assets or other long-term assets at December 31, 2019.

Insurance

Effective January 1, 2020, the Company became self-insured for certain obligations related to health insurance. The Company also purchases stop-loss insurance to protect itself from material losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred but have not been reported. The Company’s estimates consider expected claim experience and other factors. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

Under the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codifications (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. The Company’s standard payment terms are generally 30 days from the date of sale.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the years ended December 31, 2020 or 2019.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842 and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying consolidated balance sheets; these amounts totaled $2.7 million and $0.9 million at December 31, 2020 and 2019, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease. Prior to the adoption of ASC 842 effective January 1, 2020, the Company accounted for such transactions under ASC 840 and there was no change in the Company’s accounting for such transactions upon the adoption of ASC 842.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the years ended December 31, 2020 and 2019 totaled $2.5 million and $1.0 million, respectively.

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

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options, restricted stock, unrestricted stock, stock units, including restricted stock units, and stock appreciation rights to employees, consultants and non-employee directors. The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards, including grants of restricted shares and stock options, to be recognized as expense in the consolidated statements of comprehensive loss based on their grant date fair values.

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

The Company recognizes stock-based expense for shares of its common stock issued pursuant to its 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option pricing model. The expected life is determined based on the contractual term. Dividend yield and forfeiture rates are estimated in a manner similar to option grants described above and expected volatility is based on the Company’s historical volatility.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options, unvested restricted common shares, unissued employee stock purchase plan shares, and warrants are considered potential dilutive common shares. The Company reported a net loss for the years ended December 31, 2020 and 2019.

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

Recently Issued Accounting Pronouncements

The Jumpstart Our Business Startups Act (the “JOBS Act”) allows an emerging growth company (“EGC”) to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Since the Company was an EGC prior to December 31, 2020, the Company had elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Since the Company no longer qualifies as an EGC as of December 31, 2020, it will adopt future accounting pronouncements at dates applicable to public companies.

Leases (Topic 842):

In February 2016, the FASB issued ASC 842, which was amended by subsequent ASUs, to enhance the comparability and usefulness of financial reporting around leasing activity. The new standard supersedes the existing authoritative literature for lease accounting under ASC 840, with a focus on applying a “right-of-use model.” The guidance for leases under ASC 842 results in a right-of-use asset and lease liability being reported on the balance sheet for leases with an original lease term greater than twelve months. The new standard clarifies the definition of a lease and requires a dual approach to lease classification similar to current lease classifications. ASC 842 was effective for public companies for annual periods beginning after December 31, 2018, and for private companies or EGCs following private company adoption dates for annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022. The Company adopted the standard as of January 1, 2020 using the alternative modified retrospective transition approach in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements. The Company elected the package of practical expedients permitted under the standard that provides no need to reassess whether any expired or existing contracts contain a lease, the related lease classification for such expired or expiring leases, and the initial direct costs for existing leases. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

Under the alternative modified retrospective transition approach, the reported results for 2020 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, the Company recognized right-of-use assets of $6.4 million and lease liabilities of $6.7 million as of January 1, 2020. The difference between the amount of right-of-use assets and lease liabilities recognized includes adjustments to prepaid rent and deferred rent. There was no change to net deferred tax balances as a result of the Company’s adoption of ASC 842. The adoption of ASC 842 did not impact the Company’s results of operations or cash flows.

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022 for private companies, EGCs following private company adoption dates, or public entities meeting the definition of smaller reporting companies as of the date of issuance of this update. Since the Company met the definition of an EGC following private company adoption dates at the time of issuance of this standard, the Company is not required to adopt ASU 2016-13 until January 1, 2023. The Company has not yet determined the effects, if any, that the adoption of ASU 2016-13 may have on its financial position, results of operations, cash flows, or disclosures.

3. Business Combinations

HGE

On November 13, 2020, the Company completed the acquisition of all outstanding membership interests of HGE, whose principal assets included intangible assets related to customer relationships, developed technology, trademarks and trade names. The Company undertook the acquisition to expand its capabilities by providing a remote monitoring platform which is designed to empower respiratory patients with COPD and providers to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life.

The purchase price, net of cash acquired, of $21.6 million was funded with an initial cash payment of $8.4 million and $13.2 million of contingent consideration. The contingent consideration is payable in cash or common stock, at the sole discretion of the Company, and will be remitted in future milestone payments, one following calendar year 2021, one following calendar year 2022, and one following calendar year 2023. The final three payments will be adjusted up or down based on the revenue performance of certain HGE service offerings during those three years. The acquisition has been accounted for as an acquisition of a business.

The following table summarizes the preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of November 13, 2020:

Cash	$2
Accounts receivable	518
Inventory	3
Prepaids and other current assets	238
Property and equipment	225
Operating lease right-of-use assets	2,329
Goodwill	15,620
Intangible assets	5,520
Other long-term assets	45
Total assets acquired	24,500
Accounts payable	(32)
Accrued expenses and other liabilities	(651)
Other long-term liabilities (operating lease liability)	(2,255)
Total liabilities assumed	(2,938)
Total purchase price	$21,562

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The fair values of assets acquired and liabilities assumed may be subject to change as additional information is received. The Company expects to finalize the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

The fair value of the intangible asset associated with customer relationships was estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable to only the subject intangible assets after deducting contributory asset charges. An income and expense forecast was built based upon specific intangible asset revenue and expense estimates. The fair value of the intangible asset associated with developed technology, trademarks and trade names were valued using the relief from royalty method. Under this method, an intangible asset’s fair value is equal to the present value of the estimated after-tax royalty savings generated over the life of the assets. Royalty rates were selected based on market review of third-party licensing arrangements. The fair value of the contingent consideration was valued based on a Monte-Carlo simulation of HGE’s estimated future revenue and earnings before interest, taxes, depreciation and amortization, discounted to its present value.

The rate used to discount the estimated future net cash flows to their present values for each intangible asset was based upon a weighted average cost of capital calculation. The discount rate was determined after consideration of market rates of return on debt and equity capital, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to the assets acquired from HGE.

The amortization period for each of the intangible assets is 10 years. The intangible assets are being amortized on a straight-line basis, which is consistent with the pattern that the economic benefits of the intangible assets are expected to be utilized based upon estimated cash flows generated from such assets. Goodwill associated with the acquisition was primarily attributable to the expansion opportunity of the remote monitoring platform for respiratory patients and providers. The goodwill is deductible for tax purposes.

The Company has included the financial results of HGE in the consolidated financial statements from the date of acquisition. Net revenue and net loss related of HGE since the date of acquisition totaled $0.4 million and $0.4 million, respectively. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred during 2020.

Solus

On February 28, 2019, the Company completed the acquisition of all outstanding equity securities of Solus, whose principal assets included intangible assets related to supplier agreements. The Company undertook the acquisition to accelerate its penetration in the United Kingdom market. The purchase price, net of cash acquired, of $2.0 million was funded with an initial cash payment of approximately $1.6 million and a settlement of a $0.4 million receivable from a preexisting relationship. Additionally, the Company recognized $1.0 million in contingent consideration as compensation expense during both 2020 and 2019. The acquisition has been accounted for as an acquisition of a business.

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

In determining the purchase price allocation, the Company considered, among other factors, the opportunity provided by a customer agreement with the U.K. National Health Service. The fair value of the intangible assets associated with this agreement were estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable to only the subject intangible assets after deducting contributory asset charges. An income and expenses forecast was built based upon specific intangible asset revenue and expense estimates.

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

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2020 and 2019 presents consolidated information as if the HGE and Solus acquisitions occurred on January 1, 2019, which is the first day of the Company’s fiscal year 2019:

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Net revenue	$127,373	$49,116
Net loss	$(54,413)	$(53,163)
Net loss per share, basic	$(2.28)	$(2.86)

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

As of December 31, 2020 and 2019, the Company had two items, cash equivalents and contingent consideration, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which total approximately $90.3 million and $70.8 million at December 31, 2020 and 2019, respectively, and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration which totals $13.2 million at December 31, 2020 relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy as describe in Note 3 “Business Combinations.”

During 2019, the Company granted warrants to purchase 19,790 shares of common stock in connection with an amendment to its financing arrangement described in Note 10 “Debt”. These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	2.4%
Expected stock price volatility	60.9%
Expected term (years)	10.0

5. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2020	2019
United States	$18,893	$5,574
International	4,967	2,908
Total accounts receivable	23,860	8,482
Less: Allowance for doubtful accounts	(372)	(239)
Accounts receivable, net of allowance for doubtful accounts	$23,488	$8,243

No individual customers accounted for 10% or more of revenue or accounts receivable as of or for the years ended December 31, 2020 or 2019.

6. Inventories

Inventories consist of the following:

	December 31,
	2020	2019
Component parts	$10,367	$4,948
Finished goods	9,506	4,189
	$19,873	$9,137

7. Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. A summary of the components of property and equipment is as follows:

	December 31,
	2020	2019
Equipment	$1,266	$1,050
Furniture	1,320	989
Manufacturing equipment	10,658	9,394
Software	845	718
Demonstration, placements and evaluation units	16,116	10,215
Leasehold improvements	2,482	2,085
Construction in process	2,386	612
Total property and equipment	35,073	25,063
Less: Accumulated depreciation and amortization	(14,500)	(9,977)
Total property and equipment, net	$20,573	$15,086

Depreciation of property and equipment was $4.6 million and $3.0 million during the years ended December 31, 2020 and 2019, respectively. Depreciation expense included in cost of revenue was $3.2 million and $1.9 million during the years ended December 31, 2020 and 2019, respectively.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2019 and 2020 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2018	$-	$-
Acquired during the period	592	455
Amortization	-	(95)
Foreign currency exchange rate changes	(4)	(7)
Balance at December 31, 2019	$588	$353
Acquired during the period	15,620	5,520
Amortization	-	(183)
Foreign currency exchange rate changes	18	4
Balance at December 31, 2020	$16,226	$5,694

The following table presents a summary of acquired intangible assets:

	As of December 31, 2020
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer relationships	10.00	$2,650	$(33)
Developed technology	10.00	2,490	(31)
Customer agreements	3.83	452	(209)
Trade name / marks	10.00	380	(5)
Total intangible assets	9.53	$5,972	$(278)

The Company recognized $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during both the years ended December 31, 2020 and 2019. The Company also recognized less than $0.1 million of amortization expense within general and administrative expenses related to intangible assets during the year ended December 31, 2020 with no such amounts being recorded within general and administrative expenses during the year ended December 31, 2019.

The estimated amortization expense for intangible assets for future years is as follows:

Estimated Amortization Expense:
2021	674
2022	674
2023	552
2024	552
2025	552
Thereafter	2,690
Total	$5,694

9. Accrued Expenses and Other Liabilities and Other Long-Term Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019
Accrued commissions	$11,689	$1,100
Accrued bonuses	6,584	3,071
Contingent consideration, current portion	5,322	-
Deferred revenue	2,518	344
Accrued taxes	1,717	984
Accrued employee-related costs	1,579	381
Operating lease liabilities, current portion	1,572	-
Accrued inventory	1,423	210
Accrued professional fees	1,156	1,085
Accrued vacation liability	793	490
Product warranty reserve	561	225
Accrued freight	283	75
Accrued rent and restoration costs	252	208
Refundable purchase price of unvested stock	161	212
Other	941	802
Total accrued expenses and other liabilities	$36,551	$9,187

Other long-term liabilities consist of the following:

	December 31,
	2020	2019
Contingent consideration	$7,865	$-
Operating lease liabilities	6,779	-
Deferred payroll taxes	572	-
Other	13	174
	$15,229	$174

10. Debt

Revolving Credit Line

On November 16, 2016, the Company entered a Business Financing Agreement (the “Revolver Agreement”) with Western Alliance Bank, which replaced its then existing revolving line of credit. The Revolver Agreement made available $7.0 million of revolving credit upon the closing date. Availability under the Revolver Agreement was calculated based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor). The original maturity date was September 30, 2018. The Company refinanced the Revolver Agreement in April 2018, increasing the credit line to $7.5 million and extending the maturity date to September 30, 2020. The Company entered into an amendment to the Revolver Agreement on September 30, 2020, extending the maturity date to April 6, 2023. The principal was due upon maturity. At December 31, 2019, the outstanding balance under the Amended Revolver Agreement was $3.5 million.

On October 21, 2020 (the “Closing Date”), the Company entered into a loan and security agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) (the “Loan and Security Agreement”). The Loan and Security Agreement provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay the Company’s existing revolving loan facility and term loan facility.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of the Company and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At December 31, 2020, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $4.9 million at December 31, 2020 and the remaining availability based on eligible receivables was $7.1 million.

Term Loans

On April 6, 2018, the Company entered into a Credit Agreement and Guaranty (the “Credit Agreement and Guaranty”) with Perceptive Credit Holdings II, LP (“Perceptive”). Pursuant to the Credit Agreement and Guaranty, a total of $42.5 million was available in three tranches. The first tranche was drawn down in the amount of $20.0 million on the closing date, April 6, 2018, which paid off the Company’s prior financing agreement in full. In connection with this draw down, the Company granted Perceptive warrants to purchase 37,693 shares of Series D preferred stock which were converted into warrants to purchase shares of common stock at the time of the initial public offering. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and expire in April 2028.

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

On March 22, 2019, the Company drew the remaining $10.5 million. In connection with this draw down, the Company granted Perceptive warrants to purchase 19,790 shares of common stock. The warrants had an exercise price of $15.92 per share, were fully vested upon issuance, were exercisable at the option of the holder, in whole or in part, and expire in March 2029. The estimated fair value at the time of issuance was approximately $0.3 million, is recorded as a discount against the principal owed on the related debt and is being amortized over the contractual term of the debt instrument. On June 10, 2020, Perceptive exercised all of its outstanding warrants. See Note 13 “Warrants” for further details.

Pursuant to the Amended Credit Agreement and Guaranty, the outstanding principal amount accrued interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR or (b) 1.75% per year. At December 31, 2019, the interest rate was 10.81%. The outstanding balance, including accretion of the additional final payment due upon maturity and described below, was $42.6 million at December 31, 2019 and there was no remaining availability.

The Amended Credit Agreement and Guaranty, which was scheduled to mature in 2023, required that upon maturity, in addition to the payment of principal and accrued interest, the Company make a payment of 0.5% of the total amount borrowed under the Amended Credit Agreement and Guaranty unless the Company has already made such a payment in connection with an acceleration or prepayment of borrowings under the agreement. In the event the Company prepaid all or part of this term loan facility prior to the maturity date, the Company would be subject to additional prepayment fees which would decrease as the time to maturity decreases.

On October 21, 2020, the Company refinanced its debt with CIBC and used $40 million of the Term Facility, approximately $4.9 million of the Revolving Facility and approximately $6.3 million of cash on hand to pay off all obligations owing under, and to terminate, both the Amended Credit Agreement and Guaranty and the Revolver Agreement, which included a prepayment penalty and exit fees of $3.7 million. As a result of the termination of the Amended Credit Agreement and Guaranty and the Revolver Agreement, the Company recorded a loss on extinguishment of debt of $4.2 million, which included the prepayment penalty, exit fees, write-off of the remaining unamortized deferred financing costs, and legal fees.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At December 31, 2020, the interest rate was 5.75%. The outstanding balance was $40.0 million at December 31, 2020 and there was no remaining availability. The Loan and Security Agreement provides for interest-only payments on the Term Facility for the first 36 months following the Closing Date. Thereafter, amortization payments on the Term Facility will be payable monthly in 24 equal installments. The Term Facility may not be prepaid prior to the first anniversary of the Closing Date without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on the Closing Date and ending on the first anniversary of the Closing Date plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and (ii) 1.0%, if such prepayment occurs after the second anniversary of the Closing Date but on or prior to the third anniversary of the Closing Date. The Term Facility and Revolving Facility are secured by a lien on substantially all of the assets of the Company, including intellectual property.

The Loan and Security Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 80% of each year’s annual operating plan (tested on a trailing twelve month basis at the end of each fiscal quarter) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the Loan and Security Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan and Security Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan and Security Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of funds of the Company or its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other indebtedness of the Company in excess of $500,000. If an event of default occurs, CIBC is entitled to take enforcement action, including acceleration of amounts due under the Loan and Security Agreement. The Loan and Security Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. CIBC has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

As of December 31, 2020, the Company was in compliance with all covenants.

The annual principal maturities of the Company’s Term Facility as of December 31, 2020 are as follows:

2021	$-
2022	-
2023	3,200
2024	19,200
2025	17,600
Less: Unamortized deferred financing costs	(347)
Long-term loans payable	$39,653

11. Commitments and Contingencies

Lease Commitments

In May 2016, the Company entered into a lease agreement for office and storage space at 100 Domain Drive, Exeter New Hampshire and has entered into several amendments since then to lease additional space. In total, the Company occupies approximately 95,320 square feet of space at this facility and the lease, as most recently amended, the lease is scheduled to expire on January 28, 2025. The Company has the option to renew the lease for two additional five year terms by providing written notice twelve months prior to end of the initial or first lease extension term. The Company is not reasonably certain that it will renew the lease beyond January 2025.

In October 2019, the Company entered into an assignation and variation agreement for a lease of 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead in the United Kingdom. The lease term expires on February 15, 2022 and will automatically renew for an additional five-year period unless the Company terminates the lease by providing written notice to the to the landlord one month prior to the end of the current lease term. The Company is not reasonably certain that it will renew the lease beyond February 2022.

In November 2020, in connection with the acquisition of HGE, the Company assumed a real estate lease for 22,524 square feet of office space at 1301 Virginia Drive, Fort Washington, Pennsylvania. The lease term expires on July 31, 2025. The Company has the option to renew the lease for one additional five-year term by providing written notice six months prior to end of the current lease term. The Company is not reasonably certain that it will renew the lease beyond July 2025.

The following table presents operating lease cost and information related to operating right-of-use assets and operating lease liabilities for the year ended December 31, 2020:

Lease cost:
Operating lease cost	$1,717
Variable lease cost	379
Total	2,096
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$1,731
Operating right of use assets obtained in exchange for new operating lease liabilities	$2,965
Weighted average remaining lease term - operating leases	4.2 years
Weighted average discount rate - operating leases	8.0%

As of December 31, 2020, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
Years Ended December 31,
2020	$2,357
2021	2,342
2022	2,380
2023	2,417
2024	331
Total payments	9,827
Less interest	1,476
Total present value of lease payments	$8,351

ASC-840

Rent expense for the year ended December 31, 2019 was $2.0 million. Deferred rent totaled $0.2 million at December 31, 2019 and is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

As of December 31, 2019, future minimum lease payments under the Company’s noncancelable operating leases under ASC 840 were are follows:

Total Due
Years Ended December 31,
2020	$1,621
2021	1,645
2022	1,630
2023	1,652
2024	1,679
Thereafter	140
Total	$8,367

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. During 2019, the Company settled litigation with a former supplier. The parties reached a settlement agreement on December 16, 2019 whereby the supplier agreed to pay the Company $0.65 million in a series of monthly payments through December 2021, and both the Company and the supplier agreed to release each from any other outstanding claims, which included $0.5 million of accounts payable the Company had previously recorded. As a result, the Company recorded a gain of $1.2 million in the consolidated statement of comprehensive loss during the fourth quarter of 2019.

The Company believes there are no other litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

12. Stockholders’ Equity

Preferred Stock

As of December 31, 2020 and 2019, the Company has authorized 25,000,000 shares of preferred stock, at a par value of $0.001. As of December 31, 2020 and 2019, there are no shares of preferred stock outstanding.

Common Stock

As of December 31, 2020 and 2019, the Company has authorized 175,000,000 shares of common stock. The Company has 25,722,984 and 20,851,531 issued and outstanding shares of common stock as of December 31, 2020 and 2019, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

13. Warrants

The table below sets forth the Company’s warrant activity for the year ended December 31, 2020:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	182,076	$14.84
Warrants granted	-	-
Warrants exercised	(148,128)	15.04
Outstanding at December 31, 2020	33,948	$14.00

All of the Company’s warrants outstanding at December 31, 2020 have an exercise price of $14.00 and expire at periods ranging from March 14, 2022 through July 28, 2025.

On June 10, 2020, a warrant to purchase 80,097 shares of common stock was exercised on a net exercise basis. Upon exercise, the exercise price of $15.92 per share was satisfied through the Company’s withholding of 39,031 of the warrant shares and issuing 41,066 shares of common stock.

On July 10, 2020, a warrant to purchase 20,889 shares of common stock held was exercised on a net exercise basis. Upon exercise, the exercise price of $14.00 per share was satisfied through the Company’s withholding of 6,902 of the warrant shares and issuing 13,987 shares of common stock to the holder.

On August 7, 2020, a warrant to purchase 4,285 shares of common stock held was exercised on a net exercise basis. Upon exercise, the exercise price of $14.00 per share was satisfied through the Company’s withholding of 2,064 of the warrant shares and issuing 2,221 shares of common stock to the holder.

On October 1, 2020, a warrant to purchase 42,857 shares of common stock held was exercised on a net exercise basis. Upon exercise, the exercise price of $14.00 per share was satisfied through the Company’s withholding of 20,689 of the warrant shares and issuing 22,168 shares of common stock to the holder.

14. Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	For the Year Ended December 31, 2020
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$45,464	$12,719	$58,183
Disposable	44,548	12,163	56,711
Subtotal Product Revenue	90,012	24,882	114,894
Lease Revenue
Capital Equipment	5,698	72	$5,770
Other	1,659	352	$2,011
Service and Other Revenue	1,792	1,266	3,058
Net Revenue	$99,161	$26,572	$125,733

	For the Year Ended December 31, 2019
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$6,144	$3,180	$9,324
Disposable	27,753	7,302	35,055
Subtotal Product Revenue	33,897	10,482	44,379
Lease Revenue	1,721	-	1,721
Service and Other Revenue	965	1,039	2,004
Net Revenue	$36,583	$11,521	$48,104

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s aggregated revenue.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The following table presents changes in contract liabilities during 2020:

	Contract Liabilities	Deferred Revenue
Balance at December 31, 2019	$137	$344
Additions	459	3,137
Subtractions	(137)	(963)
Balance at December 31, 2020	$459	$2,518

15. Stock Plans and Stock-Based Compensation

On October 30, 2018, the Company’s Board of Directors adopted, and stockholders approved, the Vapotherm, Inc. 2018 Equity Incentive Plan (the “2018 SI Plan”) which provides for the grant of stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other awards that are convertible into or otherwise based on the Company’s common stock. On January 23, 2019, the Company established a French Qualifying Subplan, which allows for the granting of stock options to purchase shares of common stock for employees and officers who are residents of France, and on August 31, 2020, the Company established a French Qualifying Subplan, which allows for the granting of not only stock options to purchase shares of common stock but also restricted stock units for employees and officers who are residents of France, and superseded and replaced the prior subplan. The options and restricted stock unit awards under the French Qualifying Subplan reside under the umbrella of the 2018 SI Plan.

Subject to customary anti-dilution adjustments, the number of shares of common stock that may be issued in satisfaction of awards under the 2018 SI Plan was initially 998,900 shares, plus the number of shares (which will not exceed 769,419 shares) underlying awards under the Vapotherm, Inc. 2015 Stock Incentive Plan (the “2015 SI Plan”), which plan was replaced by the 2018 SI Plan, that, on or after the effectiveness of the 2018 SI Plan, expire or are terminated, surrendered or cancelled without the delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the 2015 SI Plan. In addition, the number of shares of common stock available for issuance under the 2018 SI Plan is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) four percent of the number of outstanding shares of common stock as of the close of business on the immediately preceding December 31 or (ii) the number of shares determined by the Board of Directors on or prior to such date.  As of December 31, 2020, 891,469 shares of common stock remain available for issuance under the 2018 SI Plan. To date, stock options, performance awards, restricted stock awards and restricted stock units have been issued under the 2018 SI Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Year Ended
	December 31,
	2020	2019
Cost of revenue	$351	$187
Research and development	1,807	405
Sales and marketing	1,151	782
General and administrative	3,121	2,462
Total	$6,430	$3,836

During the years ended December 31, 2020 and 2019, the Company granted 19,387 and 17,644 shares of its common stock, respectively, to members of its Board of Directors and consultants that were valued at the closing price of the Company’s common stock at the date of grant and were fully vested on the date of grant.

Stock Options

Under the terms of the 2018 SI Plan, the exercise price of the options is determined by the Board of Directors at the time of grant. Options granted under the 2018 SI Plan and prior plans, including the 2015 SI Plan, vest ratably over a period of one to four years from the date of grant and are exercisable over a period of not more than ten years from the date of grant.

Stock option activity for the year ended December 31, 2020 is as follows:

			Weighted
	Number of	Weighted	Average
	Underlying	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2019	1,030,148	$8.91	8.18	$5,544
Options granted	991,718	13.49
Options exercised	(223,998)	2.65
Options canceled	(31,531)	15.84
Outstanding at December 31, 2020	1,766,337	$12.15	8.32	$26,294
Exercisable at December 31, 2020	488,878	$9.07	6.97	$8,725
Vested and unvested expected to vest at December 31, 2020	1,766,337	$12.15	8.32	$26,294

The weighted average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $9.90 and $9.20 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2020 was $6.8 million. As of December 31, 2020, the Company had unrecognized stock-based compensation expense related to its unvested stock options awards of $7.7 million, which is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

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

During 2016, the Company permitted the exercise of 79,865 stock options via nonrecourse notes. There were no exercises of stock options via nonrecourse notes in 2019 or 2020. The nonrecourse notes were fully paid during 2019 and the related shares were issued.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Year Ended December 31,
	2020	2019
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.6%	1.9%
Expected stock price volatility	87.6%	64.5%
Expected term (years)	6.1	6.2

The Company assumed an average forfeiture rates of 4.17% and 6.73% for the years ended December 31, 2020 and 2019, respectively, based on historical experience with pre-vested forfeitures.

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the year ended December 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	-	$-
Granted	238,757	25.71
Vested	(107)	23.93
Canceled	(10,161)	28.21
Unvested at December 31, 2020	228,489	$25.60

A summary of restricted stock award activity for the year ended December 31, 2020 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2019	229,913	$1.68
Granted/purchased	-	-
Vested	(126,263)	1.68
Canceled	-	-
Unvested at December 31, 2020	103,650	$1.68

Employee Stock Purchase Plan

On October 30, 2018, the Company’s Board of Directors adopted, and stockholders approved, the Vapotherm, Inc. 2018 Employee Stock Purchase Plan.

Subject to customary anti-dilution adjustments, the number of shares of common stock that are available for issuance under the ESPP was initially 166,500 shares. The number of shares of common stock available for issuance under the ESPP is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) the number of shares of common stock determined by the Board of Directors up to such an initial maximum of 1,741,300 shares of common stock. The number of shares of common stock reserved under the plan at December 31, 2020 totals 490,297.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. The first offering period began on January 2, 2020 and ended on May 14, 2020. Subsequent offering periods begin on each November 15th and May 15th or the first trading day thereafter. As of December 31, 2020, 58,140 shares of common stock were purchased by employees under the ESPP at an average price of $14.19 per share, resulting in cash proceeds of $0.8 million.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2020:

Expected dividend yield	0.0%
Risk free interest rate	0.1% - 1.6%
Expected stock price volatility	93.0% - 131.0%
Expected term (years)	0.4 - 0.5

16. Income Taxes

Net loss before income taxes is as follows:

	Year Ended
	December 31,
	2020	2019
United States	$(51,591)	$(50,343)
United Kingdom	89	(862)
	$(51,502)	$(51,205)

During the year ended December 31, 2020, the Company did not record any income tax expense or benefit. During the year ended December 31, 2019, the Company recorded a tax benefit of approximately $0.1 million, related to foreign net deferred income tax assets deemed more likely than not to be realized in the United Kingdom. There were no current foreign income taxes due to minimal foreign income for the year ended December 31, 2020, reduced by the deferred tax asset impact related to the change in the United Kingdom income tax rate from 17% to 19%, and foreign net losses during the year ended December 31, 2019. Because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets, no tax benefit or provision was recorded on its United States results in either the year ended December 31, 2020 or 2019. The reported amount of income tax benefit for both 2020 and 2019 differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance.

A reconciliation of income tax expense is computed as the statutory federal income tax rate to income taxes as reflected in the financial statement as follows:

	Year Ended
	December 31,
	2020	2019
Federal income tax benefit at statutory rate	(21.0%)	(21.0%)
Permanent differences	(5.9%)	(6.7)%
Change in valuation allowance	26.8%	26.9%
Other	0.1%	0.5%
Income tax expense	0.0%	(0.3%)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred Tax Assets
Net operating loss carryforwards	$59,779	$51,303
Deduction of research and development costs	8,356	5,985
Tax credit carryforwards	5,109	4,109
Accrued expenses	2,997	1,976
Operating lease liabilities	2,300	-
Stock option expense attributed to non-ISO stock	1,641	1,098
Accrued bonus and vacation	1,693	703
Inventory valuation reserves	136	280
Deferred revenue	-	230
Accounts receivable allowance	100	63
Accrued warranty	151	61
Other temporary differences	561	492
Gross deferred tax assets	82,823	66,300
Less: Valuation allowance	(79,236)	(65,515)
Deferred tax assets after valuation allowance	3,587	785
Deferred Tax Liabilities
Depreciation	(1,220)	(593)
Intangible assets	(28)	(68)
Operating lease right of use assets	(2,300)	-
Deferred revenue	(45)	-
Other temporary differences	-	(58)
Gross deferred tax liabilities	(3,593)	(719)
Net Deferred Tax Assets (Liabilities)	$(6)	$66

The Company’s major tax jurisdictions are the United States, New Hampshire and the United Kingdom. As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $254.0 million and $110.3 million, respectively, which begin to expire in 2021. Federal net operating loss carryforwards generated during or after the year ended December 31, 2018 will carryforward indefinitely. As of December 31, 2020, the Company had federal research and development tax credits carryforwards of $5.0 million which begin to expire in 2021.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets generated from our UK subsidiary, which are comprised principally of net operating loss carryforwards. Under the applicable accounting standards management has concluded that the Company will realize the benefit of the subsidiary’s deferred tax asset.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its domestic deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $79.2  million and $65.5  million has been established at December 31, 2020 and 2019, respectively. The valuation allowance increased $13.7  million during the year ended December 31, 2020, due primarily to net operating losses generated.

Years prior to 2017 are generally closed due to statute of limitations for purposes of taxing jurisdictions assessing additional tax; however, the tax attributes, including net operating losses and research credits, from such years can still be reviewed and reduced upon audit. Years beginning in 2017 remain open to examination for both federal and state purposes.

The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. Management is not aware of any uncertain tax positions. As of December 31, 2020, and 2019, the Company determined that there were no liabilities associated with uncertain tax positions and no related interest and penalties. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income taxes, when and if incurred.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2020 or 2019 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Section 382 and 383. To the extent an ownership change is determined to have occurred under Section 382 and 383, the net operating loss and credit carryforwards may be subject to limitation.

17. Net Loss Per Share

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2020	2019
Options to purchase common stock	1,766,337	1,030,148
Unvested restricted stock units and awards	332,139	229,913
Employee stock purchase plan shares	43,595	-
Warrants to purchase common stock	33,948	182,076
	2,176,019	1,442,137

18. Related Party Transactions

See Note 10 “Debt” for a discussion of the Company’s Amended Credit Agreement and Guaranty and related transactions with Perceptive, a holder of more than 5% of the Company’s common stock.

19. Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company matches employee contributions at a rate of 50% of the first 4% of employee contributions. In 2019, the employer match was capped at $1,000 per year for employees with annual earnings less than $50,000 and $500 per year for employees with annual earnings greater than $50,000. In 2020, the employer match was capped at $1,000 per year for all employees. The Company contributed $0.3 million and $0.1 million during the years ended December 31, 2020 and 2019, respectively.

20. Selected Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly operating results for each of the Company’s quarters in the years ended December 31, 2020 and 2019. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data.

	2020 Quarters				2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$19,115	$35,152	$30,559	$40,907	$125,733
Cost of revenue	9,898	17,544	15,049	20,196	62,687
Gross profit	9,217	17,608	15,510	20,711	63,046
Operating expenses:
Research and development	3,362	3,895	4,745	4,954	16,956
Sales and marketing	13,317	14,858	15,932	20,958	65,065
General and administrative	5,251	5,627	6,047	7,114	24,039
Total operating expenses	21,930	24,380	26,724	33,026	106,060
Loss from operations	(12,713)	(6,772)	(11,214)	(12,315)	(43,014)
Other expense, net	(1,131)	(1,260)	(1,228)	(4,869)	(8,488)
Net loss	$(13,844)	$(8,032)	$(12,442)	$(17,184)	$(51,502)

	2019 Quarters				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenue	$12,299	$11,986	$10,809	$13,010	$48,104
Cost of revenue	7,120	6,527	5,999	7,147	26,793
Gross profit	5,179	5,459	4,810	5,863	21,311
Operating expenses:
Research and development	3,273	3,167	3,280	3,656	13,376
Sales and marketing	9,161	9,432	9,193	9,903	37,689
General and administrative	4,879	4,532	3,978	5,021	18,410
Total operating expenses	17,313	17,131	16,451	18,580	69,475
Loss from operations	(12,134)	(11,672)	(11,641)	(12,717)	(48,164)
Other expenses, net	(830)	(1,208)	(1,124)	121	(3,041)
Net loss before income taxes	(12,964)	(12,880)	(12,765)	(12,596)	(51,205)
Benefit for income taxes	-	-	-	(146)	(146)
Net loss	$(12,964)	$(12,880)	$(12,765)	$(12,450)	$(51,059)

* During the fourth quarter of 2020, the Company recorded a $4.2 million loss on extinguishment of debt which is included in other expense, net.