Form 10-Q
period 2021-03-31
VAPOTHERM INC
filed 2021-05-05
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of April 29, 2021, there were 25,911,595 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2021

__________________

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

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 and this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc. and our consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words and the use of future dates. Forward-looking statements include, but are not limited to, statements concerning:

•	estimates regarding the annual total addressable market for our Precision Flow systems, future results of operations, financial position, capital requirements and our needs for additional financing;
•	commercial success and market acceptance of our Precision Flow systems, our Oxygen Assist Module, HGE Digital Health application, and any future products we may seek to commercialize;
•	competitive companies and technologies in our industry and our ability to compete successfully;
•	our ability to enhance our High Velocity Therapy technology, our Oxygen Assist Module, expand our indications and develop and commercialize additional products;
•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	the impact of the current COVID-19 pandemic on our business and operating results;
•	our ability to accurately forecast customer demand for our products, adjust our production capacity if necessary and manage our inventory, particularly in light of the ongoing COVID-19 pandemic;
•

our ability to expand, manage and maintain our direct sales and marketing organizations in the United States, Germany and United Kingdom, and to market and sell our Precision Flow systems globally and to expand our limited release and eventually to market and sell our Oxygen Assist Module throughout the United Kingdom, Europe, and the Middle East;

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
•

our ability to establish, maintain, and use our intellectual property to protect our High Velocity Therapy technology, Precision Flow systems, Oxygen Assist Module, and HGE Digital Health application or avoid claims of infringement;

•	the volatility of the trading price of our common stock; and
•	our expectations about market trends and their anticipated effect on our business and operating results.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 24, 2021 and in our other filings with the SEC. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$93,828	$113,683
Accounts receivable, net	13,659	23,488
Inventories	26,935	19,873
Prepaid expenses and other current assets	6,485	5,041
Total current assets	140,907	162,085
Property and equipment, net	21,667	20,573
Operating lease right-of-use assets	7,835	8,260
Restricted cash	253	1,853
Goodwill	14,009	16,226
Intangible assets, net	5,201	5,694
Other long-term assets	1,166	967
Total assets	$191,038	$215,658
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,049	$4,967
Contract liabilities	1,285	2,977
Accrued expenses and other current liabilities	19,535	34,033
Revolving loan facility, current portion	1,158	-
Total current liabilities	28,027	41,977
Long-term loans payable, net	39,671	39,653
Revolving loan facility, net of current portion	3,731	4,888
Deferred income tax liabilities	9	6
Other long-term liabilities	12,598	15,229
Total liabilities	84,036	101,753
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 25,834,208 and 25,722,984 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital	434,274	430,781
Accumulated other comprehensive income	52	41
Accumulated deficit	(327,350)	(316,943)
Total stockholders' equity	107,002	113,905
Total liabilities and stockholders’ equity	$191,038	$215,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenue	$32,308	$19,115
Cost of revenue	15,140	9,898
Gross profit	17,168	9,217
Operating expenses
Research and development	4,910	3,362
Sales and marketing	13,900	13,317
General and administrative	8,059	5,251
Total operating expenses	26,869	21,930
Loss from operations	(9,701)	(12,713)
Other (expense) income
Foreign currency gain (loss)	(70)	24
Interest income	29	125
Interest expense	(665)	(1,295)
Other	-	15
Net loss	$(10,407)	$(13,844)
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(71)
Total other comprehensive income (loss)	$11	$(71)
Total comprehensive loss	$(10,396)	$(13,915)
Net loss per share - basic and diluted	$(0.40)	$(0.66)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	25,796,065	20,882,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905
Issuance of common stock upon exercise of options	77,892	-	761	-	-	761
Issuance of common stock with restricted stock units and awards	33,332	-	47	-	-	47
Stock-based compensation expense	-	-	2,685	-	-	2,685
Foreign currency translation adjustments	-	-	-	11	-	11
Net loss	-	-	-	-	(10,407)	(10,407)
Balance at March 31, 2021	25,834,208	$26	$434,274	$52	$(327,350)	$107,002

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock upon exercise of options	24,687	-	40	-	-	40
Issuance of common stock with restricted stock units and awards	40,931	-	58	-	-	58
Stock-based compensation expense	-	-	1,447	-	-	1,447
Foreign currency translation adjustment	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	(13,844)	(13,844)
Balance at March 31, 2020	20,917,149	$21	$320,660	$(27)	$(279,285)	$41,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(10,407)	$(13,844)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,685	1,447
Depreciation and amortization	1,574	1,097
Provision for bad debts	(156)	101
Provision for inventory valuation	(12)	23
Non-cash lease expense	422	256
Change in fair value of contingent consideration	202	-
Loss on disposal of property and equipment	23	3
Amortization of discount on debt	32	63
Deferred income taxes	3	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	9,987	(3,875)
Inventories	(7,042)	(12)
Prepaid expenses and other assets	(1,651)	33
Accounts payable	870	1,310
Contract liabilities	(1,730)	143
Accrued expenses and other current liabilities	(14,338)	2,789
Operating lease liabilities, current and long-term	(424)	(256)
Net cash used in operating activities	(19,962)	(10,722)
Cash flows from investing activities
Purchases of property and equipment	(2,256)	(1,558)
Net cash used in investing activities	(2,256)	(1,558)
Cash flows from financing activities
Proceeds from short-term line of credit	-	995
Proceeds from exercise of stock options	761	40
Net cash provided by financing activities	761	1,035
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(17)
Net decrease in cash, cash equivalents and restricted cash	(21,455)	(11,262)
Cash, cash equivalents and restricted cash
Beginning of period	115,536	73,507
End of period	$94,081	$62,245
Supplemental disclosures of cash flow information
Interest paid during the period	$639	$1,202
Property and equipment purchases in accounts payable and accrued expenses	$263	$36
Issuance of common stock upon vesting of restricted stock units	$47	$58

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the development and commercialization of its proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. The Company’s High Velocity Therapy delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. The Company’s Precision Flow systems, which use High Velocity Therapy, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting.

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States, the Company offers the Oxygen Assist Module, which was launched in the United Kingdom, select European markets, and Israel in late 2020. The Company generates revenue from sales of its Precision Flow systems and related disposable products utilized with its Precision Flow systems. The Company also generates revenue from sales of its Precision Flow system’s companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adapters. The Company offers different options to its hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

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

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus (“COVID-19”). The Company’s high velocity therapy is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Company’s hospital customers around the world are using the Company’s technology to support the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients using a limited number of ventilators. As a result, the Company experienced a significant increase in worldwide demand for its products from both new and existing accounts in 2020 and during the first quarter of 2021, as compared to prior year periods. The full extent to which the COVID-19 pandemic will continue to impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants of the virus and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, including the availability and effectiveness of vaccines, among other factors.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2020 Form 10-K and updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Solus Medical Ltd. (“Solus”), a wholly owned subsidiary of the Company based in the United Kingdom, HGE, a wholly owned subsidiary of the Company located in the United States, and Vapotherm Deutschland GmbH, a new wholly owned subsidiary of the Company located in Germany. All intercompany accounts and transactions have been eliminated upon consolidation.

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

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $0.2 million as of each of March 31, 2021 and December 31, 2020.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, and the condensed consolidated statements of comprehensive loss, stockholders’ equity and of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Reclassification

Certain amounts in 2020 have been reclassified to conform to the presentation in 2021. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of March 31, 2021, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At March 31, 2021, deposits exceeded the amount of any federal depository insurance provided.

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

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For the Company’s non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of March 31, 2021, $0.6 million of our $94.1 million of cash, cash equivalents and restricted cash balance was located outside the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$93,828	$113,683
Restricted cash	253	1,853
Total cash, cash equivalents, and restricted cash	$94,081	$115,536

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method prospectively

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

beginning on January 1, 2021. The Company changed to the units-of-production method to better reflect the pattern of economic consumption of the tooling. The prospective change to the units-of-production depreciation method had an immaterial impact on the Company’s results of operations for the three months ended March 31, 2021. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expense in the condensed consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying condensed consolidated statements of comprehensive loss.

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2020 to March 31, 2021 is as follows:

Balance at December 31, 2020	$561
Provisions for warranty obligations	7
Settlements	(106)
Balance at March 31, 2021	$462

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units, the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base and revenue related to HGE’s “software as a service” platform. In addition, the Company sells small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three months ended March 31, 2021 or 2020.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $2.1 million and $2.7 million at March 31, 2021 and December 31, 2020, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

The Company also enters into agreements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. In these bundled arrangements, revenue recognized for the sale of the disposables is allocated between disposable revenue and other lease revenue based on the estimated relative stand-alone selling prices of the individual performance obligation.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended March 31, 2021 and 2020 were $0.5 and $0.3 million, respectively.

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

The Company’s major tax jurisdictions are the United States, New Hampshire and the United Kingdom. There is no provision or benefit for income taxes for the three months ended March 31, 2021 or 2020 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2020 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

Recently Issued Accounting Pronouncements

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022 for private companies, emerging growth companies following private company adoption dates, or public entities meeting the definition of smaller reporting companies as of the date of issuance of this update. Since the Company met the definition of a smaller reporting company as of the date of issuance of this update, the Company is not required to adopt ASU 2016-13 until January 1, 2023. The Company has not yet determined the effects, if any, that the adoption of ASU 2016-13 may have on its financial position, results of operations, cash flows, or disclosures.

3. Business Combination

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

The purchase price, net of cash acquired, of $19.3 million was funded with an initial cash payment of $8.4 million and $10.9 million of contingent consideration. The contingent consideration is payable in cash or common stock, at the sole discretion of the Company, and will be remitted in future milestone payments, one following calendar year 2021, one following calendar year 2022, and one following calendar year 2023. The final three payments will be adjusted up or down based on the revenue performance of certain HGE service offerings during those three years. The acquisition has been accounted for as an acquisition of a business.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. During the three months ended March 31, 2021, we recorded an adjustment to correct immaterial errors related to the acquisition which reduced the estimated purchase price by $2.3 million and decreased goodwill, intangible assets and other liabilities by $2.2 million, $0.3 million and $0.3 million, respectively. The following table summarizes the corrected preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of November 13, 2020:

Cash	$2
Accounts receivable	518
Inventory	3
Prepaids and other current assets	238
Property and equipment	225
Operating lease right-of-use assets	2,329
Goodwill	13,398
Intangible assets	5,180
Other long-term assets	45
Total assets acquired	21,938
Accounts payable	(32)
Accrued expenses and other liabilities	(620)
Contract liabilities	(31)
Other long-term liabilities	(1,951)
Total liabilities assumed	(2,634)
Total purchase price	$19,304

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

The fair value of the intangible asset associated with customer relationships was estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable to only the subject intangible assets after deducting contributory asset charges. An income and expense forecast was built based upon specific intangible asset revenue and expense estimates. The fair value of the intangible asset associated with developed technology, trademarks and trade names was valued using the relief from royalty method. Under this method, an intangible asset’s fair value is equal to the present value of the estimated after-tax royalty savings generated over the life of the assets. Royalty rates were selected based on market review of third-party licensing arrangements. The fair value of the contingent consideration was valued based on a Monte-Carlo simulation of HGE’s estimated future revenue discounted to its present value.

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

The Company has included the financial results of HGE in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred during 2020.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the three months ended March 31, 2021:

Balance at December 31, 2020	$13,187
Change in value of contingent consideration based on correction of purchase price calculation	(2,258)
Change in fair value of contingent consideration	202
Balance at March 31, 2021	$11,131

Pro Forma Financial Information

The following unaudited pro forma information for the three months ended March 31, 2020 presents consolidated information as if the HGE acquisition occurred on January 1, 2020, which was the first day of the Company’s fiscal year 2020:

Three Months Ended March 31, 2020
Net revenue	$19,375
Net loss	$(14,217)
Net loss per share, basic	$(0.68)

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

As of March 31, 2021, the Company had two items, cash equivalents and contingent consideration, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which total approximately $77.3 million at March 31, 2021 and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration which totals $11.1 million at March 31, 2021 relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy as describe in Note 3 “Business Combination.” There were no transfers in and out of Level 1, 2 or 3.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2021	December 31, 2020
United States	$8,279	$18,893
International	5,555	4,967
Total accounts receivable	13,834	23,860
Less: Allowance for doubtful accounts	(175)	(372)
Accounts receivable, net of allowance for doubtful accounts	$13,659	$23,488

No individual customer accounted for 10% or more of net revenue for the three months ended March 31, 2021 or 2020. Two customers accounted for approximately 17% and 13% of total accounts receivable at March 31, 2021. No individual customers accounted for 10% or more of total accounts receivable at December 31, 2020.

6. Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Component parts	$14,453	$10,367
Finished goods	12,482	9,506
Total inventories	$26,935	$19,873

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2021 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2020	$16,226	$5,694
Change in value based on correction of purchase price calculation and allocation	(2,222)	(340)
Amortization	-	(155)
Foreign currency exchange rate changes	5	2
Balance at March 31, 2021	$14,009	$5,201

The following table presents a summary of acquired intangible assets:

	As of March 31, 2021
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer relationships	10.00	$2,420	$(91)
Developed technology	10.00	2,400	(90)
Customer agreements	3.83	456	(241)
Trade name / marks	10.00	360	(13)
Total identifiable intangible assets	9.50	$5,636	$(435)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company recognized $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during the three months ended March 31, 2021 and 2020. The Company also recognized less than $0.1 million of amortization expense within general and administrative expenses related to intangible assets during the three months ended March 31, 2021 with no such amounts being recorded within general and administrative expenses during the three months ended March 31, 2020.

8. Debt

Current Credit Facilities

On October 21, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay the Company’s former revolving loan facility and term loan facility, described in more detail below.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of the Company and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At March 31, 2021, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $4.9 million at March 31, 2021 and there were letters of credit of $1.2 million outstanding at March 31, 2021. Availability under the Revolving Facility is determined based on eligible receivables reduced by letters of credit outstanding. At March 31, 2021, there were no additional borrowings available under the Revolving Facility.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At March 31, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at March 31, 2021. The Loan Agreement provides for interest-only payments on the Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the Term Facility will be payable monthly in 24 equal installments. The Term Facility may not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurs after October 21, 2022 but on or prior to October 21, 2023. The Term Facility and Revolving Facility are secured by a lien on substantially all of the Company’s assets, including intellectual property.

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

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of funds of the Company or its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, CIBC is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. CIBC has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

As of March 31, 2021, the Company was in compliance with all covenants under the Loan Agreement.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The annual principal maturities of the Company’s term loans as of March 31, 2021 are as follows:

2021	-
2022	-
2023	3,200
2024	19,200
2025	17,600
Less: Unamortized deferred financing costs	(329)
Long-term loans payable	$39,671

Prior Credit Facilities

On October 21, 2020, the Company used $40 million of the Term Facility, approximately $4.9 million of the Revolving Facility, and approximately $6.3 million of cash on hand to pay off all obligations owing under, and to terminate, both its prior Credit Agreement and Guaranty, as amended (the “Amended Credit Agreement and Guaranty”), with Perceptive Credit Holdings II, LP (“Perceptive”) and its Business Financing Agreement, as amended (the “Amended Revolver Agreement”) with Western Alliance Bank. As a result of the termination of the Amended Credit Agreement and Guaranty and the Amended Revolver Agreement, the Company recorded a loss on extinguishment of debt of $4.2 million, which included the prepayment penalty, exit fees, write-off of the remaining unamortized deferred financing costs, and legal fees, during the fourth quarter of 2020.

As of March 31, 2020, the Company had $42.6 million of term debt outstanding under the Amended Credit Agreement and Guaranty, which accrued interest at an annual rate equal to 9.06% plus the greater of (a) one-month LIBOR or (b) 1.75% per year, and $4.5 million of outstanding borrowings under the Amended Revolver Agreement, which accrued interest monthly on the average outstanding balance at the WSJ Prime Rate plus 1.75%, floating, subject to a floor of 3.5%. This prior term debt was scheduled to mature in 2023 and although the prior line of credit was scheduled to mature on September 30, 2020, this was extended during the third quarter of 2020, to April 6, 2023. The Amended Revolver Agreement had made available up to $7.5 million of revolving credit based upon 80% of the eligible receivables (net of pre-paid deposits, pre-billed invoices, other offsets, and contras related to each specific account debtor). As previously mentioned, both of these term debt and revolving line of credit were paid off and terminated on October 21, 2020 when the Company established its new Facilities.

9. Commitments and Contingencies

Lease Commitments

In May 2016, the Company entered into a lease agreement for office and storage space at 100 Domain Drive, Exeter New Hampshire and has entered into several amendments since then to lease additional space. In total, the Company occupies approximately 95,320 square feet of space at this facility and the lease, as most recently amended, is scheduled to expire on January 28, 2025. The Company has the option to renew the lease for two additional five-year terms by providing written notice twelve months prior to end of the initial or first lease extension term. The Company is not reasonably certain that it will renew the lease beyond January 2025.

In October 2019, the Company entered into an assignation and variation agreement for a lease of 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead in the United Kingdom. The lease term expires on February 15, 2022 and will automatically renew for an additional five-year period unless the Company terminates the lease by providing written notice to the landlord one month prior to the end of the current lease term. The Company is not reasonably certain that it will renew the lease beyond February 2022.

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

The Company adopted ASC 842 effective January 1, 2020. As a result, the March 31, 2020 condensed consolidated financial statements have been updated, as applicable, to reflect the adoption of this standard. There was no effect of the change on the Company’s 2020 results of operations as a result of the adoption. The following table presents operating lease cost and information related to operating right-of-use assets and operating lease liabilities for the periods indicated:

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$416	$403
Variable lease cost	133	102
Total	$549	$505
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$587	$404
Weighted average remaining lease term - operating leases (in years)	4.0	4.8
Weighted average discount rate - operating leases	8.0%	9.1%

As of March 31, 2021, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2021 (remaining 9 months)	1,772
2022	2,343
2023	2,380
2024	2,417
2025	515
Total payments	9,427
Less interest	(1,476)
Total present value of lease payments	$7,951

Legal

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

10. Warrants

There was no warrant activity during the three months ended March 31, 2021. The Company had outstanding warrants to purchase 33,948 shares of its common stock at a price of $14.00 per share at both March 31, 2021 and December 31, 2020.

11. Revenue

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended March 31,
	2021
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$6,232	$4,932	$11,164
Disposable	12,461	4,695	17,156
Subtotal Product Revenue	18,693	9,627	28,320
Lease Revenue
Capital Equipment	1,577	33	1,610
Other	544	136	680
Service and Other Revenue	1,255	443	1,698
Total Net Revenue	$22,069	$10,239	$32,308

	Three Months Ended March 31,
	2020
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$3,301	$1,697	$4,998
Disposable	9,694	2,736	12,430
Subtotal Product Revenue	12,995	4,433	17,428
Lease Revenue
Capital Equipment	627	17	644
Other	317	75	392
Service and Other Revenue	402	249	651
Total Net Revenue	$14,341	$4,774	$19,115

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. The following table presents changes in contract liabilities during the three months ended March 31, 2021:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2020	$2,518	$459
Additions	1,361	326
Subtractions	(2,920)	(459)
Balance at March 31, 2021	$959	$326

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Stock-Based Compensation

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$176	$71
Research and development	341	201
Sales and marketing	921	440
General and administrative	1,247	735
Total	$2,685	$1,447

Stock Options

The Company granted options to purchase 357,140 shares of common stock at exercise prices ranging from $23.01 to $35.51 per share, with a weighted average exercise price of $27.06 per share, during the three months ended March 31, 2021. The Company granted options to purchase 909,960 shares of common stock at exercise prices ranging from $10.60 to $12.28 per share, with a weighted average exercise price of $12.13 per share, during the three months ended March 31, 2020. The weighted average fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $19.73 and $8.93, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Three Months Ended March 31,
	2021	2020
Expected dividend yield	0.0%	0.0%
Risk free interest rate	0.5%	1.8%
Expected stock price volatility	88.3%	87.6%
Expected term (years)	6.1	6.1

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	228,489	$25.60
Granted	169,096	27.53
Vested	(1,921)	22.35
Canceled	(2,050)	12.74
Unvested at March 31, 2021	393,614	$26.52

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

A summary of restricted stock award activity for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	103,650	$1.68
Granted/purchased	-	-
Vested	(27,778)	1.68
Canceled	-	-
Unvested at March 31, 2021	75,872	$1.68

Employee Stock Purchase Plan

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

13. Net Loss Per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
Options to purchase common stock	2,009,646	1,897,617
Unvested restricted stock units and awards	469,486	225,349
Warrants to purchase common stock	33,948	182,076
Employee stock purchase plan shares	63,581	21,086
	2,576,661	2,326,128

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2021, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2020 Form 10-K filed with the SEC on February 24, 2021 and this Quarterly Report on Form 10-Q.

Vapotherm is a global medical technology company primarily focused on the development and commercialization of our proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy products deliver non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of March 31, 2021, more than 2.8 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 30,000 capital units.

The efficacy of our products is supported by a significant body of clinical evidence across multiple patient populations suffering from respiratory distress. We have developed the only high velocity nasal insufflation device clinically validated as an alternative to NiPPV while addressing many of its limitations, evidenced in part by our sponsored 204 patient, multisite randomized controlled trial in the ED which was published in the July 2018 issue of Annals of Emergency Medicine. In April 2020 Heart and Lung, the Journal of Cardiopulmonary and Acute Care, published a subgroup analysis from this ED study that showed High Velocity Therapy may provide ventilatory support similar to NiPPV in patients presenting with acute hypercapnic respiratory failure. In February 2021, Critical Care Explorations published a multi-center, prospective observational case study that showed High Velocity Therapy was an effective tool for reducing the respiratory rate in COPD patients with acute hypercapnic respiratory failure.

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020. For the first quarter of 2021, our net revenues grew by 55.4% over the same period in 2020. In addition, our worldwide installed base of Precision Flow Hi-VNI systems grew by 72.5% compared to the first quarter of 2020. The COVID-19 pandemic contributed to this transformation in at least two primary ways: First, it resulted in increased awareness of high flow therapy, including recognition by the CDC, WHO, NIH, Society for Critical Care Medicine, American College of Emergency Physicians, and the Chinese, German, Italian, and Australian thoracic societies of high flow therapy as an appropriate first line therapy for those suffering from low oxygen levels. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s ED with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our existing focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat patients in respiratory distress, whether they are hypoxic or hypercapnic, will result in expanded use of our products in a variety of settings.

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

The Oxygen Assist Module was granted Breakthrough Device Designation by the FDA on April 2, 2020 for the following indication: Oxygen Assist Module is an optional module used only with the Vapotherm Precision Flow and is indicated for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of pulse oxygen saturation. Oxygen Assist Module is intended to treat pediatric patients (neonates and infants ≥1000g) in monitored clinical environments (e.g., the NICU). We are continuing to work with FDA through the Breakthrough Device program to make our Oxygen Assist Module available in the United States, with the first step being an investigational device exemption for pediatric evaluation of the Oxygen Assist Module in the United States. Our IDE clinical study was approved on April 29, 2021. We expect to begin enrollment in this clinical study later in the second quarter of 2021.

We are also in the process of seeking FDA clearance for our High Velocity Therapy 2.0 (“HVT 2.0”) as the next generation of our Precision Flow system. Subject to receipt of FDA clearance, the HVT 2.0 is targeted to be released in the United States in the second half of 2021. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for wall air. With a variable oxygen connection (tank, wall or concentrator) the HVT 2.0 system is designed to support patients wherever they need respiratory support, including outside of the hospital in a home or future use in a field transport setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are designed to minimize clinician time spent on operating the equipment so they can focus on their patient. Despite not yet having received 510(k) clearance from the FDA, on February 12, 2021, the FDA notified us that, under FDA Emergency Use Authorization (“EUA”) issued on March 24, 2020, the HVT 2.0 was authorized for emergency use in healthcare settings to treat patients during the COVID-19 pandemic, subject to the conditions set forth in the EUA. We recently received a positive assessment from our Notified Body for the HVT 2.0, allowing us to affix the CE mark and sell HVT 2.0 in the European Union. As a result, we expect to initiate a limited market release in certain European countries in the second quarter of 2021 before moving to a full market release in the second half of 2021.

Historically, we have generated revenue primarily from sales of the disposable products utilized with our proprietary Precision Flow systems and our Oxygen Assist Module, and to a lesser extent, from the sale or lease of the capital units themselves. However, due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, we generated revenue primarily from sales of our Precision Flow systems in 2020, which although putting pressure on our margins also resulted in a 72.8% increase in our installed base, which we expect will drive future recurring disposable revenue. The extent to which the COVID-19 pandemic will impact our business during 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants of the virus, and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, the availability and effectiveness of vaccines, among other factors. For example, as COVID-19 hospitalizations continue to decrease and vaccinations continue to increase, we expect our product mix to normalize back to historical levels and the overall demand for our products may be negatively impacted. Also, worldwide precautionary measures taken to reduce the spread of COVID-19 infections, have impacted, and may continue to impact, flu and flu-related illnesses, which could negatively impact our future revenue.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States and in the United Kingdom and we sell our Precision Flow systems through distributors in other select countries outside of the United States and the United Kingdom. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and through distributors in Europe and the Middle East. We expanded the commercial launch of our Oxygen Assist Module throughout the United Kingdom, Europe, and the Middle East in the first quarter of 2021. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of March 31, 2021, we have sold our Precision Flow systems to over 1,700 hospitals across the United States, where they have been primarily deployed in the ICU setting.

Since inception, we have financed our operations primarily through sales of our equity securities, sales of our Precision Flow systems and their associated disposables, and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems, Oxygen Assist Module and HVT 2.0, including regulatory initiatives and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our High Velocity Therapy products and expanded our digital marketing initiatives and medical education programs, including our Vapotherm Academy which was instrumental during the pandemic and used to train more than 28,000 caregivers during 2020 and the first quarter of 2021.

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

Results of Operations

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net revenue	$32,308	$19,115
Cost of revenue	15,140	9,898
Gross profit	17,168	9,217
Operating expenses
Research and development	4,910	3,362
Sales and marketing	13,900	13,317
General and administrative	8,059	5,251
Total operating expenses	26,869	21,930
Loss from operations	(9,701)	(12,713)
Other expense, net	(706)	(1,131)
Net loss	$(10,407)	$(13,844)

Revenue

	Three Months Ended March 31,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital Equipment	$11,164	34.6%	$4,998	26.2%	$6,166	123.4%
Disposables	17,156	53.1%	12,430	65.0%	4,726	38.0%
Subtotal Product Revenue	28,320	87.7%	17,428	91.2%	10,892	62.5%
Lease Revenue
Capital Equipment	$1,610	5.0%	$644	3.4%	$966	150.0%
Other	680	2.1%	392	2.0%	288	73.5%
Service and Other Revenue	1,698	5.2%	651	3.4%	1,047	160.8%
Total Net Revenue	$32,308	100.0%	$19,115	100.0%	$13,193	69.0%

Net revenue increased $13.2 million, or 69.0%, to $32.3 million for the first quarter of 2021 compared to $19.1 million for the first quarter of 2020. The increase in net revenue was primarily attributable to a $6.2 million and $4.7 million increase in capital equipment and disposable revenue, respectively. Capital equipment revenue increased 123.4% in the first quarter of 2021 primarily due to increased sales of our Precision Flow units as a result of increased demand related to the COVID-19 pandemic and increased average selling prices in the United States. Disposable revenue increased 38.0% in the first quarter of 2021 primarily driven by an increase in the worldwide installed base of Precision Flow units, higher volume due to the COVID-19 pandemic and higher average selling prices in the United States. Lease revenue also increased primarily due to a higher volume of leases of our Precision Flow units and, to a lesser extent, due to higher utilization of disposables for Precision Flow units under placement arrangements. The increase in service and other revenue in the first quarter of 2021 is primarily the result of HGE revenue as a result of the acquisition in the fourth quarter of 2020.

Net revenue information by geography is summarized as follows:

	Three Months Ended March 31,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$22,069	68.3%	$14,341	75.0%	$7,728	53.9%
International	10,239	31.7%	4,774	25.0%	5,465	114.5%
Total Net Revenue	$32,308	100.0%	$19,115	100.0%	$13,193	69.0%

Revenue generated in the United States increased $7.7 million, or 53.9%, to $22.1 million for the first quarter of 2021, compared to $14.3 million for the first quarter of 2020. Revenue generated in our International markets increased $5.5 million, or 114.5%, to $10.2 million for the first quarter of 2021, compared to $4.8 million for the first quarter of 2020. Both United States and International revenue growth was primarily driven by an increase in the number of Precision Flow units sold period over period due to the COVID-19 pandemic and an increase in disposable sales due to higher installed bases of Precision Flow units. Revenue growth in the United States was also driven by an increase in average selling prices on capital equipment and disposables for the first quarter of 2021 compared to the first quarter of 2020.

Cost of Revenue and Gross Profit

Cost of revenue increased $5.2 million, or 53.0%, to $15.1 million in the first quarter of 2021 compared to $9.9 million in the first quarter of 2020. This increase was primarily due to higher materials and labor costs due to an increase in sales volumes of our Precision Flow units and disposables in order to meet demand related to the COVID-19 pandemic.

Gross profit increased to 53.1% in the first quarter of 2021 compared to 48.2% in the first quarter of 2020. Gross profit was positively impacted by improved overhead and labor absorption due to higher volumes, partially offset by higher labor costs, increased supplier freight and expediting fees to meet the rapid increase in production capacity, and a higher mix of Precision Flow system sales. Gross profit was also positively impacted by higher average selling prices of capital equipment and disposables in the United States, partially offset by lower average selling prices of disposables in International markets.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 46.0%, to $4.9 million in the first quarter of 2021 compared to $3.4 million in the first quarter of 2020. As a percentage of revenue, research and development expenses decreased to 15.2% in the first quarter of 2021 compared to 17.6% in the first quarter of 2020. The increase in research and development expenses was due to increased product development, prototype, and patent-related costs associated with the development of our future generation High Velocity systems and increased employee-related expenses and stock-based compensation.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 4.4%, to $13.9 million in the first quarter of 2021 compared to $13.3 million in the first quarter of 2020. As a percentage of revenue, sales and marketing expenses decreased to 43.0% in the first quarter of 2021 compared to 69.7% in the first quarter of 2020. The increase in sales and marketing expenses was primarily due to increased employee-related expenses as a result of an increase in the size of the sales and marketing organization and increased stock-based compensation, partially offset by a reduction in travel expenses and certain marketing initiatives, such as trade shows, due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 53.5%, to $8.1 million in the first quarter of 2021 compared to $5.3 million in the first quarter of 2020. As a percentage of revenue, general and administrative expenses decreased to 24.9% in the first quarter of 2021 compared to 27.5% in the first quarter of 2020. The increase in general and administrative expenses was primarily due to increases in employee-related expenses, stock-based compensation, audit and compliance related costs, changes in the value of contingent consideration, and increased insurance, legal costs, bank services charges and rent, partially offset by a reduction in reserves for uncollectible accounts receivable.

Other Expense, Net

Other expense, net decreased $0.4 million, or 37.6%, to $0.7 million in the first quarter of 2021 compared to $1.1 million in the first quarter of 2020. The decrease in other expense, net was primarily due to a decrease in interest expense due to lower average interest rates on outstanding borrowings in the first quarter of 2021 compared to the first quarter of 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $94.1 million and an accumulated deficit of $327.4 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our Precision Flow systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $162.6 million in net proceeds from sales of our equity securities.

We believe that our existing cash resources and availability under our revolving facility described below will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and services.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,962)	$(10,722)
Investing activities	(2,256)	(1,558)
Financing activities	761	1,035
Effect of exchange rate on cash, cash equivalents and restricted cash	2	(17)
Net increase in cash, cash equivalents and restricted cash	$(21,455)	$(11,262)

Operating Activities

The net cash used in operating activities was $20.0 million in the first quarter of 2021 and consisted primarily of a net loss of $10.4 million and an increase in net operating assets of $14.3 million partially offset by $4.7 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $10.7 million in the first quarter of 2020 and consisted primarily of a net loss of $13.8 million, partially offset by $2.7 million in non-cash charges and a decrease of $0.4 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first quarter of 2021 and 2020 consisted of purchases of property and equipment of $2.3 million and $1.6 million, respectively.

Financing Activities

Net cash provided by financing activities was $0.7 million in the first quarter of 2021 and consisted of proceeds received from the exercise of stock options.

Net cash provided by financing activities was $1.0 million in the first quarter of 2020 and consisted primarily of borrowings of $1.0 million under our short-term line of credit.

Credit Facilities

On October 21, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay our former term loan facility and revolving line of credit, which are described in more detail below. As of March 31, 2021, we had $4.9 million and $40.0 million of outstanding borrowings under our Revolving Facility and Term Facility, respectively.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of us and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At March 31, 2021, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $4.9 million at March 31, 2021 and there were letters of credit of $1.2 million outstanding at March 31, 2021. Availability under the Revolving Facility is determined based on eligible receivables reduced by letters of credit outstanding. At March 31, 2021, there were no additional borrowings available under the Revolving Facility.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At March 31, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at March 31, 2021. The Loan Agreement provides for interest-only payments on the Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the Term Facility will be payable monthly in 24 equal installments. The Term Facility may not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurs after October 21, 2022 but on or prior to October 21, 2023. The Term Facility and Revolving Facility are secured by a lien on substantially all of our assets, including intellectual property.

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

As of March 31, 2021, we were in compliance with all covenants under the Loan Agreement.

On October 21, 2020, we used $40 million of the Term Facility, approximately $4.9 million of the Revolving Facility, and approximately $6.3 million of cash on hand to pay off all obligations owing under, and to terminate, both our prior Credit Agreement and Guaranty, as amended (the “Amended Credit Agreement and Guaranty”), with Perceptive Credit Holdings II, LP (“Perceptive”) and our Business Financing Agreement, as amended (the “Amended Revolver Agreement”) with Western Alliance Bank. As a result of the termination of the Amended Credit Agreement and Guaranty and the Amended Revolver Agreement, we recorded a loss on extinguishment of debt of $4.2 million, which included the prepayment penalty, exit fees, write-off of the remaining unamortized deferred financing costs, and legal fees, during the fourth quarter of 2020.

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. We did not sell any shares of our common stock during the three months ended March 31, 2021 or 2020. The ATM Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. As of March 31, 2021, there was approximately $39.8 million in remaining capacity under this program.

Contractual Obligations

The following table presents a summary of our contractual obligations as of March 31, 2021:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3-5 Years	5 Years
Amounts Reflected in Condensed Consolidated Balance Sheet:
Revolving Credit Facility	$4,888	$1,158	$3,730	$-	$-
Term Facility	40,000	-	6,400	33,600	-
Operating Leases	9,427	2,354	4,741	2,332	-
Amounts Not Reflected in Condensed Consolidated Balance Sheet:
Interest on Debt (a)	8,438	2,300	4,685	1,453	-
Total	$62,753	$5,812	$19,556	$37,385	$-

(a)	Represents interest on our Revolving Credit Facility and Term Facility. See further discussion in Note 8 to our condensed consolidated financial statements.

The amounts reflected in the table above exclude estimated contingent consideration of up to $11.1 million related to the HGE  acquisition which is payable in cash or Vapotherm common stock, at the sole discretion of the Company, and will be remitted in future milestone payments, one following calendar year 2021, one following calendar year 2022, and one following calendar year 2023. The three payments will be adjusted up or down based on the revenue performance of certain HGE service offerings during those three years. See further discussion in Note 3 to our condensed consolidated financial statements.

Portions of these payments are denominated in foreign currencies and were translated in the table above based on their respective U.S. dollar exchange rates at March 31, 2021. These future payments are subject to foreign currency exchange rate risk.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases primarily for certain office space and equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed financial statements. Actual results could differ from these estimates.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting policies that we believe affect our more significant judgements and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Revolving Facility and our Term Facility and interest rates associated with our invested cash balances. Borrowings under our Revolving Facility bear interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and is subject to a floor of 3.25%. At March 31, 2021, the interest rate was 4.25%. Borrowings under our Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At March 31, 2021, the interest rate was 5.75%. As of March 31, 2021, borrowings under our Revolving Facility and Term Facility total $4.9 million and $40.0 million, respectively. Based on our outstanding borrowings and the WSJ Prime Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $0.5 million impact on our interest expense on an annual basis.

On March 31, 2021, we had cash invested in money market deposits of $77.3 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiary that transacts in a functional currency in British pound sterling, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at the average foreign currency exchange rates for the period. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling. Revenues denominated in currencies other than the U.S. dollar represented approximately 2.4% and 4.9% of consolidated net revenues for the three months ended March 31, 2021 and 2020, respectively. Total assets denominated in the British pound sterling represented less than 0.1% of our total assets at both March 31, 2021 and December 31, 2020, respectively. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and sales and marketing and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

ITEM 4.        CONTROLS AND PROCEDURES

(b)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(c)	Changes in Internal Control over Financial Reporting

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in “Risk Factors” in our 2020 Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 24, 2021.

ITEM 5.     OTHER INFORMATION

On April 21, 2021, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Plan”) providing for double-trigger vesting in the event of a change in control (as defined in the Plan). The addition of double-trigger vesting is consistent with prevailing market practice and is intended to help attract and retain top talent. Under the amendment, if the acquirer in a change of control does not offer a Plan participant a substantially similar job and equity grant, all unvested equity awards held by such participant would accelerate and vest, and all unvested performance awards held by such participant (if any) would accelerate and vest and be paid out for the entire performance period based on the higher of target or actual performance.

The foregoing description of the Plan amendment does not purport to be complete and is qualified in its entirety by reference to the amended and restated Plan, itself, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.        EXHIBITS

The exhibits filed as part of this quarterly report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

May 5, 2021	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

May 5, 2021	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer