Form 10-Q
period 2021-06-30
VAPOTHERM INC
filed 2021-08-09
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 29, 2021, there were 26,006,883 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2021

__________________

We use “Vapotherm,” “Vapotherm Access,” “High Velocity Therapy,” “HVT,” “Precision Flow,” “Hi-VNI,” “OAM,” “HGE,” “Solus Medical,” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 and in our Quarterly Reports of Form 10-Q, including this Quarterly Report for the quarter ended June 30, 2021.

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
•

commercial success and market acceptance of our Precision Flow systems, our Oxygen Assist Module, our Vapotherm Access (formerly known as HGE Digital Health) applications and offerings, and any future products we may seek to commercialize;

•	competitive companies and technologies in our industry and our ability to compete successfully;
•

our ability to enhance our High Velocity Therapy technology, our Oxygen Assist Module, and our Vapotherm Access applications and offerings to expand our indications and to develop and commercialize additional products and services;

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
•

our ability to establish, maintain, and use our intellectual property to protect our High Velocity Therapy technology, Precision Flow systems, Oxygen Assist Module, and Vapotherm Access applications and offerings or avoid claims of infringement;

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

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$81,488	$113,683
Accounts receivable, net	8,498	23,488
Inventories	29,355	19,873
Prepaid expenses and other current assets	5,117	5,041
Total current assets	124,458	162,085
Property and equipment, net	21,617	20,573
Operating lease right-of-use assets	7,401	8,260
Restricted cash	253	1,853
Goodwill	14,012	16,226
Intangible assets, net	5,042	5,694
Other long-term assets	1,172	967
Total assets	$173,955	$215,658
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,088	$4,967
Contract liabilities	1,361	2,977
Accrued expenses and other current liabilities	19,284	34,033
Revolving loan facility, current portion	1,170	-
Total current liabilities	26,903	41,977
Long-term loans payable, net	39,689	39,653
Revolving loan facility, net of current portion	1,726	4,888
Deferred income tax liabilities	8	6
Other long-term liabilities	12,403	15,229
Total liabilities	80,729	101,753
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of June 30, 2021 and December 31, 2020, 25,956,505 and 25,722,984 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital	437,758	430,781
Accumulated other comprehensive income	59	41
Accumulated deficit	(344,617)	(316,943)
Total stockholders' equity	93,226	113,905
Total liabilities and stockholders’ equity	$173,955	$215,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$20,625	$35,152	$52,933	$54,267
Cost of revenue	11,218	17,544	26,358	27,442
Gross profit	9,407	17,608	26,575	26,825
Operating expenses
Research and development	4,577	3,895	9,487	7,257
Sales and marketing	12,804	14,858	26,704	28,175
General and administrative	8,627	5,627	16,686	10,878
Total operating expenses	26,008	24,380	52,877	46,310
Loss from operations	(16,601)	(6,772)	(26,302)	(19,485)
Other (expense) income
Foreign currency loss	(60)	(25)	(130)	(1)
Interest income	24	60	53	185
Interest expense	(648)	(1,295)	(1,313)	(2,590)
Other	18	-	18	15
Net loss	$(17,267)	$(8,032)	$(27,674)	$(21,876)
Other comprehensive income (loss):
Foreign currency translation adjustments	7	(4)	18	(75)
Total other comprehensive income (loss)	$7	$(4)	$18	$(75)
Total comprehensive loss	$(17,260)	$(8,036)	$(27,656)	$(21,951)
Net loss per share - basic and diluted	$(0.67)	$(0.35)	$(1.07)	$(0.99)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	25,887,313	23,090,613	25,841,944	21,986,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905
Issuance of common stock upon exercise of options	77,892	-	761	-	-	761
Issuance of common stock with restricted stock units and awards	29,699	-	47	-	-	47
Issuance of common stock for services	3,633	-	110	-	-	110
Stock-based compensation expense	-	-	2,575	-	-	2,575
Foreign currency translation adjustments	-	-	-	11	-	11
Net loss	-	-	-	-	(10,407)	(10,407)
Balance at March 31, 2021	25,834,208	$26	$434,274	$52	$(327,350)	$107,002

Issuance of common stock upon exercise of options	14,577	-	156	-	-	156
Issuance of common stock with restricted stock units and awards	51,617	-	44	-	-	44
Issuance of common stock under the Employee Stock Purchase Plan	55,558	-	851	-	-	851
Issuance of common stock for services	545	-	13	-	-	13
Stock-based compensation expense	-	-	2,420	-	-	2,420
Foreign currency translation adjustments	-	-	-	7	-	7
Net loss	-	-	-	-	(17,267)	(17,267)
Balance at June 30, 2021	25,956,505	$26	$437,758	$59	$(344,617)	$93,226

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock upon exercise of options	24,687	-	40	-	-	40
Issuance of common stock with restricted stock units and awards	34,265	-	58	-	-	58
Issuance of common stock for services	6,666	-	77	-	-	77
Stock-based compensation expense	-	-	1,370	-	-	1,370
Foreign currency translation adjustment	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	(13,844)	(13,844)
Balance at March 31, 2020	20,917,149	$21	$320,660	$(27)	$(279,285)	$41,369

Issuance of common stock in connection with public offering, net	3,852,500	4	93,823	-	-	93,827
Issuance of common stock in connection with at-the-market offering, net	511,648	1	9,783	-	-	9,784
Issuance of common stock under Employee Stock Purchase Plan	36,389	-	359	-	-	359
Issuance of common stock upon exercise of options	99,206	-	227	-	-	227
Issuance of common stock upon exercise of warrants	41,066	-	-	-	-	-
Issuance of common stock with restricted stock units and awards	31,114	-	53	-	-	53
Issuance of common stock for services	3,986	-	72	-	-	72
Stock-based compensation expense	-	-	1,305	-	-	1,305
Foreign currency translation adjustment	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(8,032)	(8,032)
Balance at June 30, 2020	25,493,058	$26	$426,282	$(31)	$(287,317)	$138,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(27,674)	$(21,876)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,118	2,824
Depreciation and amortization	2,863	2,148
Provision for bad debts	(202)	282
Provision for inventory valuation	(183)	(327)
Non-cash lease expense	861	518
Change in fair value of contingent consideration	763	-
Loss on disposal of property and equipment	40	3
Amortization of discount on debt	64	127
Deferred income taxes	7	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	15,195	(8,542)
Inventories	(9,286)	(9,204)
Prepaid expenses and other assets	(281)	(547)
Accounts payable	(308)	3,380
Contract liabilities	(1,664)	868
Accrued expenses and other current liabilities	(14,856)	6,189
Operating lease liabilities, current and long-term	(859)	(518)
Net cash used in operating activities	(30,402)	(24,675)
Cash flows from investing activities
Purchases of property and equipment	(3,156)	(3,839)
Net cash used in investing activities	(3,156)	(3,839)
Cash flows from financing activities
Proceeds from short-term line of credit	-	995
Payments on short-term line of credit	(1,993)	-
Proceeds from exercise of stock options	917	267
Proceeds from issuance of common stock in connection with public offering	-	94,156
Proceeds from issuance of common stock in connection with at-the-market offering	-	9,926
Proceeds from issuance of common stock under Employee Stock Purchase Plan	851	359
Common stock offering costs	-	(471)
Net cash provided by (used in) financing activities	(225)	105,232
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,795)	76,690
Cash, cash equivalents and restricted cash
Beginning of period	115,536	73,507
End of period	$81,741	$150,197
Supplemental disclosures of cash flow information
Interest paid during the period	$1,249	$2,422
Property and equipment purchases in accounts payable and accrued expenses	$442	$341
Issuance of common stock upon vesting of restricted stock units	$91	$111

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

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States, the Company offers the Oxygen Assist Module, which was launched in the United Kingdom, select European markets, and Israel in late 2020 and is now available in 18 countries. The Oxygen Assist Module, in addition to disposables, includes subscription-based revenue which increases the revenue per installed unit. The Company generates revenue from sales of its Precision Flow systems and related disposable products utilized with its Precision Flow systems. The Company also generates revenue from sales of its Precision Flow system’s companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adapters. The Company offers different options to its hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

The Company sells Precision Flow systems to hospitals through a direct sales force in the United States, the United Kingdom, and Germany and through distributors in select other countries outside of these three countries. In addition, the Company utilizes clinical educators who are typically experienced users of high velocity therapy and who focus on medical education efforts to facilitate adoption and increase utilization. The Company is focused on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency department (“ED”) and adult, pediatric and neonatal intensive care units (the “ICUs”). The Company’s relationship with these clinicians is particularly important, as it enables its products to follow patients through the care continuum.

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

On November 13, 2020, the Company acquired HGE Health Care Solutions LLC (“HGE”). The Company undertook the acquisition to expand its capabilities by providing a remote monitoring platform designed to empower respiratory patients with chronic obstructive pulmonary disease (“COPD”), as well as payors and providers, to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. HGE was rebranded to Vapotherm Access (“Vapotherm Access”) during the second quarter of 2021. See Note 3 “Business Combination” to these condensed consolidated financial statements for details of this transaction.

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

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Solus Medical Ltd. (“Solus”), a wholly owned subsidiary of the Company based in the United Kingdom, HGE, a wholly owned subsidiary of the Company located in the United States, and Vapotherm Deutschland GmbH, a wholly owned subsidiary of the Company located in Germany. All intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc. and three reporting units, Vapotherm, Solus and Vapotherm Access. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $1.9 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, and the condensed consolidated statements of comprehensive loss, stockholders’ equity and of cash flows for the three and six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results of operations for the three and six

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

months ended June 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2020 have been reclassified to conform to the presentation in 2021. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of June 30, 2021, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At June 30, 2021, deposits exceeded the amount of any federal depository insurance provided.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of June 30, 2021, $1.0 million of its $81.7 million of cash, cash equivalents and restricted cash balance was located outside the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$81,488	$113,683
Restricted cash	253	1,853
Total cash, cash equivalents, and restricted cash	$81,741	$115,536

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method prospectively beginning on January 1, 2021. The Company changed to the units-of-production method to better reflect the pattern of economic consumption of the tooling. The prospective change to the units-of-production depreciation method had an immaterial impact on the Company’s results of operations for the three and six months ended June 30, 2021. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expense in the condensed consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying condensed consolidated statements of comprehensive loss. Effective April 1, 2021, the Company changed the estimated useful life for certain of its demonstration, placement and evaluation units from five years to seven years. This prospective change had an immaterial impact on the Company’s results of operations for the three and six months ended June 30, 2021

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2020 to June 30, 2021 is as follows:

Balance at December 31, 2020	$561
Provisions for warranty obligations	14
Settlements	(207)
Balance at June 30, 2021	$368

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adapters. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units, the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base, and revenue related to Vapotherm Access’s “software as a service” platform. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and Germany and to third-party international service centers who provide service on Precision Flow capital units outside of these three countries. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three and six months ended June 30, 2021 or 2020.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the automatic transfer of title at or shortly after the end of the lease term or contains a bargain purchase options. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $1.2 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended June 30, 2021 and 2020 were $0.2 and $0.8 million, respectively, and for the six months ended June 30, 2021 and 2020 were $0.7 million and $1.1 million, respectively.

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

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options, restricted stock, unrestricted stock, stock units, including restricted stock units, and stock appreciation rights to employees, consultants and non-employee directors. The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards, including grants of restricted shares, restricted stock units and stock options, to be recognized as expense in the condensed consolidated statements of comprehensive loss based on their grant date fair values.

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

The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, United Kingdom, and Germany. There is no provision or benefit for income taxes for the three or six months ended June 30, 2021 or 2020 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

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

The purchase price, net of cash acquired, of $19.3 million was funded with an initial cash payment of $8.4 million and $10.9 million of contingent consideration. The contingent consideration is payable in cash or common stock, at the sole discretion of the Company, and will be remitted in future milestone payments, one following calendar year 2021, one following calendar year 2022, and one following calendar year 2023. The final three payments will be adjusted up or down based on the revenue performance of certain Vapotherm Access service offerings during those three years. The acquisition has been accounted for as an acquisition of a business.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. During the three months ended March 31, 2021, the Company recorded an adjustment to correct immaterial errors related to the acquisition which reduced the purchase price by $2.3 million and decreased goodwill, intangible assets and other liabilities by $2.2 million, $0.3 million and $0.3 million, respectively. The following table summarizes the corrected preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of November 13, 2020:

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

The fair value of the intangible asset associated with customer relationships was estimated using a discounted cash flow method with the application of the multi-period excess earnings method. Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows attributable to only the subject intangible assets after deducting contributory asset charges. An income and expense forecast was built based upon specific intangible asset revenue and expense estimates. The fair value of the intangible asset associated with developed technology, trademarks and trade names was valued using the relief from royalty method. Under this method, an intangible asset’s fair value is equal to the present value of the estimated after-tax royalty savings generated over the life of the assets. Royalty rates were selected based on market review of third-party licensing arrangements. The fair value of the contingent consideration was valued based on a Monte-Carlo simulation of Vapotherm Access’s estimated future revenue discounted to its present value.

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

The Company has included the financial results of Vapotherm Access in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred during 2020.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the six months ended June 30, 2021:

Balance at December 31, 2020	$13,187
Change in value of contingent consideration based on correction of purchase price calculation	(2,258)
Change in fair value of contingent consideration	763
Balance at June 30, 2021	$11,692

The change in fair value of contingent consideration totaled $0.6 million and $0.8 million for the three and six months ended June 30, 2021, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Pro Forma Financial Information

The following unaudited pro forma information for the three and six months ended June 30, 2020 presents consolidated information as if the HGE acquisition occurred on January 1, 2020, which was the first day of the Company’s fiscal year 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net revenue	$35,623	$54,998
Net loss	$(9,113)	$(23,330)
Net loss per share, basic	$(0.39)	$(1.06)

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

As of June 30, 2021, the Company had two items, cash equivalents and contingent consideration, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which total approximately $60.6 million at June 30, 2021 and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration which totals $11.7 million at June 30, 2021 relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy as describe in Note 3 “Business Combination.” There were no transfers in and out of Level 1, 2 or 3.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2021	December 31, 2020
United States	$5,665	$18,893
International	2,936	4,967
Total accounts receivable	8,601	23,860
Less: Allowance for doubtful accounts	(103)	(372)
Accounts receivable, net of allowance for doubtful accounts	$8,498	$23,488

One customer accounted for 25% and 15% of net revenue for the three and six months ended June 30, 2021, respectively. No individual customer accounted for 10% or more of net revenue for the three or six months ended June 30, 2020. No individual customers accounted for 10% or more of total accounts receivable at June 30, 2021 or December 31, 2020.

6. Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Component parts	$16,518	$10,367
Finished goods	12,837	9,506
Total inventories	$29,355	$19,873

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2021 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2020	$16,226	$5,694
Change in value based on correction of purchase price calculation and allocation	(2,222)	(340)
Amortization	-	(315)
Foreign currency exchange rate changes	8	3
Balance at June 30, 2021	$14,012	$5,042

The following table presents a summary of acquired intangible assets:

	As of June 30, 2021
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer relationships	10.00	$2,420	$(151)
Developed technology	10.00	2,400	(150)
Customer agreements	3.83	456	(270)
Trade name / marks	10.00	360	(23)
Total identifiable intangible assets	9.50	$5,636	$(594)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company recognized $0.1 million and less than $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during the three months ended June 30, 2021 and 2020, respectively, and recognized $0.2 million and $0.1 million of amortization expense within sales and marketing expense related to intangible assets during the six months ended June 30, 2021 and 2020, respectively. The Company also recognized $0.1 million of amortization expense within general and administrative expenses related to intangible assets during each of the three and six months ended June 30, 2021, with no such amounts being recorded within general and administrative expenses during the three or six months ended June 30, 2020.

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

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of the Company and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At June 30, 2021, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $2.9 million at June 30, 2021 and there were letters of credit of $1.2 million outstanding at June 30, 2021. Availability under the Revolving Facility is determined based on eligible receivables reduced by letters of credit outstanding. At June 30, 2021, there were no additional borrowings available under the Revolving Facility.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At June 30, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at June 30, 2021. The Loan Agreement provides for interest-only payments on the Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the Term Facility will be payable monthly in 24 equal installments. The Term Facility may not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurs after October 21, 2022 but on or prior to October 21, 2023. The Term Facility and Revolving Facility are secured by a lien on substantially all of the Company’s assets, including intellectual property.

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

As of June 30, 2021, the Company was in compliance with all covenants under the Loan Agreement.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The annual principal maturities of the Company’s term loans as of June 30, 2021 are as follows:

2021	-
2022	-
2023	3,200
2024	19,200
2025	17,600
Less: Unamortized deferred financing costs	(311)
Long-term loans payable	$39,689

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company adopted ASC 842 effective January 1, 2020. As a result, the June 30, 2020 condensed consolidated financial statements have been updated, as applicable, to reflect the adoption of this standard. There was no effect of the change on the Company’s 2020 results of operations as a result of the adoption. The following table presents operating lease cost and information related to operating right-of-use assets and operating lease liabilities for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Lease cost:
Operating lease cost	$832	$807
Variable lease cost	250	181
Total	$1,082	$988
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$1,170	$807
Weighted average remaining lease term - operating leases (in years)	3.7	4.6
Weighted average discount rate - operating leases	8.0%	9.1%

As of June 30, 2021, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2021 (remaining 6 months)	1,182
2022	2,343
2023	2,380
2024	2,417
2025	515
Total payments	8,837
Less interest	(1,476)
Total present value of lease payments	$7,361

Legal

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

10. Warrants

There was no warrant activity during the three or six months ended June 30, 2021. The Company had outstanding warrants to purchase 33,948 shares of its common stock at a price of $14.00 per share at both June 30, 2021 and December 31, 2020.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

11. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021			2021
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$1,714	$3,310	$5,024	$7,946	$8,242	$16,188
Disposable	7,327	5,467	12,794	19,788	10,162	29,950
Subtotal Product Revenue	9,041	8,777	17,818	27,734	18,404	46,138
Lease Revenue
Capital Equipment	653	44	697	2,230	77	2,307
Other	343	108	451	887	244	1,131
Service and Other Revenue	1,293	366	1,659	2,548	809	3,357
Total Net Revenue	$11,330	$9,295	$20,625	$33,399	$19,534	$52,933

	Three Months Ended June 30,			Six Months Ended June 30,
	2020			2020
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$14,079	$5,226	$19,305	$17,380	$6,923	$24,303
Disposable	9,441	3,722	13,163	19,135	6,458	25,593
Subtotal Product Revenue	23,520	8,948	32,468	36,515	13,381	49,896
Lease Revenue
Capital Equipment	1,620	14	1,634	2,247	31	2,278
Other	435	76	511	752	151	903
Service and Other Revenue	107	432	539	509	681	1,190
Total Net Revenue	$25,682	$9,470	$35,152	$40,023	$14,244	$54,267

United States and International net revenue is based on the customer location to which the product is shipped. Except for Brazil, which represented 25% and 15% of net revenue for the three and six months ended June 30, 2021, respectively, no other individual foreign country represents more than 10% of the Company’s total net revenue.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. The following table presents changes in contract liabilities during the six months ended June 30, 2021:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2020	$2,518	$459
Additions	2,876	120
Subtractions	(4,153)	(459)
Balance at June 30, 2021	$1,241	$120

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Stock-Based Compensation

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$180	$74	$356	$145
Research and development	273	199	614	400
Sales and marketing	900	480	1,821	920
General and administrative	1,080	624	2,327	1,359
Total	$2,433	$1,377	$5,118	$2,824

Stock Options

The Company granted options to purchase 368,140 shares of common stock at exercise prices ranging from $19.57 to $35.51 per share, with a weighted average exercise price of $26.90 per share, during the six months ended June 30, 2021. The Company granted options to purchase 938,910 shares of common stock at exercise prices ranging from $10.60 to $39.01 per share, with a weighted average exercise price of $12.47 per share, during the six months ended June 30, 2020. The weighted average fair value of stock options granted during the six months ended June 30, 2021 and 2020 was $19.61 and $9.16 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Six Months Ended June 30,
	2021	2020
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.0%	1.7%
Expected stock price volatility	86.0%	87.6%
Expected term (years)	6.1	6.1

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	228,489	$25.60
Granted	200,238	26.63
Vested	(27,201)	29.40
Canceled	(6,625)	23.49
Unvested at June 30, 2021	394,901	$25.90

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

A summary of restricted stock award activity for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	103,650	$1.68
Granted/purchased	-	-
Vested	(54,115)	1.68
Canceled	-	-
Unvested at June 30, 2021	49,535	$1.68

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2021:

Expected dividend yield	0.0%
Risk free interest rate	0.2%
Expected stock price volatility	55.0%
Expected term (years)	0.5

13. Net Loss Per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
Options to purchase common stock	1,975,099	1,826,614
Unvested restricted stock units and awards	444,436	206,795
Employee stock purchase plan shares	47,130	19,473
Warrants to purchase common stock	33,948	101,979
	2,500,613	2,154,861

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended June 30, 2021, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2020 Form 10-K filed with the SEC on February 24, 2021 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

Vapotherm is a global medical technology company primarily focused on the development and commercialization of our proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy products deliver non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of June 30, 2021, more than 3.0 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 32,000 capital units.

The efficacy of our products is supported by a significant body of clinical evidence across multiple patient populations suffering from respiratory distress. We have developed the only high velocity nasal insufflation device clinically validated as an alternative to non-invasive positive pressure ventilation (“NiPPV”) while addressing many of its limitations, evidenced in part by our sponsored 204 patient, multisite randomized controlled trial in the Emergency Department which was published in the July 2018 issue of Annals of Emergency Medicine. In April 2020 Heart and Lung, the Journal of Cardiopulmonary and Acute Care, published a subgroup analysis from this ED study that showed High Velocity Therapy may provide ventilatory support similar to NiPPV in patients presenting with acute hypercapnic respiratory failure. In February 2021, Critical Care Explorations published a multi-center, prospective observational case study that showed High Velocity Therapy was an effective tool for reducing the respiratory rate in COPD patients with acute hypercapnic respiratory failure. In its 2021 edition of the America Associate of Respiratory Care (“AARC”) Uniform Reporting Manual, which has been re-named the Safe & Effective Staffing Guide for Respiratory Therapy Departments, AARC has now given our High Velocity Therapy technology the same productivity value as Bi-Level Positive Airway Pressure (“BiPAP”).

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020. The COVID-19 pandemic contributed to this transformation in at least two primary ways. First, it resulted in increased awareness of high flow therapy, including recognition by the CDC, WHO, NIH, Society for Critical Care Medicine, American College of Emergency Physicians, and the Chinese, German, Italian, and Australian thoracic societies of high flow therapy as an appropriate first line therapy for those suffering from low oxygen levels. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s ED with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our existing focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat patients in respiratory distress, whether they are hypoxic or hypercapnic, will result in expanded use of our products in a variety of settings.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States we currently offer our Oxygen Assist Module, which was fully launched in the United Kingdom, select European markets, and Israel in late 2020 and is now available in 18 countries. Our Oxygen Assist Module, in addition to disposables, includes subscription-based revenue which increases the revenue per installed unit. The Oxygen Assist Module can be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. The Oxygen Assist Module is designed to help clinicians maintain a patient’s pulse oxygen saturation (“SpO2”) within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen. In neonates, these risks include visual or developmental impairment or death.

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

The Oxygen Assist Module was granted Breakthrough Device Designation by the FDA on April 2, 2020 for the following indication: Oxygen Assist Module is an optional module used only with the Vapotherm Precision Flow and is indicated for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of pulse oxygen saturation. Oxygen Assist Module is intended to treat pediatric patients (neonates and infants ≥1000g) in monitored clinical environments (e.g., the NICU). We are continuing to work with FDA through the Breakthrough Device program to make our Oxygen Assist Module available in the United States, with the first step being an investigational device exemption for pediatric evaluation of the Oxygen Assist Module in the United States. Our IDE clinical study was approved on April 29, 2021. We expect to begin enrollment in this clinical study in the second half of 2021.

We are also in the process of seeking FDA clearance for our High Velocity Therapy 2.0 (“HVT 2.0”) as the next generation of our Precision Flow system. Subject to receipt of FDA clearance, the HVT 2.0 is targeted for a limited release market in the United States in the second half of 2021 and for a full market release in early 2022. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for wall air. With a variable oxygen connection (tank, wall or concentrator) the HVT 2.0 system is designed to support patients wherever they need respiratory support, including outside of the hospital in a home or future use in a field transport setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are designed to minimize clinician time spent on operating the equipment so they can focus on their patient. Despite the HVT 2.0 system not yet having received 510(k) clearance from the FDA, on February 12, 2021, the FDA notified us that, under FDA Emergency Use Authorization (“EUA”) issued on March 24, 2020, the HVT 2.0 was authorized for emergency use in healthcare settings to treat patients during the COVID-19 pandemic, subject to the conditions set forth in the EUA. We recently received a positive assessment from our Notified Body for the HVT 2.0, allowing us to affix the CE mark and sell HVT 2.0 in the European Union. As a result, we expect to initiate a limited market release in certain European countries in the second half of 2021 before moving to a full market release in early 2022.

Historically, we have generated revenue primarily from sales of the disposable products utilized with our proprietary Precision Flow systems and our Oxygen Assist Module, and to a lesser extent, from the sale or lease of the capital units themselves. However, due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, we generated revenue primarily from sales of our Precision Flow systems in 2020, which although putting pressure on our margins also resulted in a 72.8% increase in our installed base, which we expect will drive future recurring disposable revenue. The extent to which the COVID-19 pandemic will impact our business during the remainder of 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants of the virus, and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, the availability and effectiveness of vaccines, among other factors. For example, as vaccinations increase and COVID-19 hospitalizations decrease in the U.S., we would expect to see overall demand for our High Velocity Therapy products decrease from the higher than historical levels we experienced during the height of the COVID-19 pandemic. As the COVID-19 pandemic winds down, we expect to sell fewer capital units as a percentage of our revenues, especially in the United States, and expect our revenue mix between capital and disposable sales to begin to normalize back to historical levels. Also, worldwide precautionary measures taken to reduce the spread of COVID-19 infections have impacted, and may continue to impact, the incidence of flu and flu-related illnesses, which have negatively impacted and could continue to negatively impact our future revenue.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and we sell our Precision Flow systems through distributors in other select European countries outside of these three countries. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. We expanded the commercial launch of our Oxygen Assist Module throughout the United Kingdom, Europe, and the Middle East in the first quarter of 2021. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization, most recently through our 1H1D (One Hospital One Day) strategy. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of June 30, 2021, we have sold our Precision Flow systems to over 1,800 hospitals across the United States, where they have been primarily deployed in the ICU setting.

Since inception, we have financed our operations primarily through sales of our equity securities, sales of our Precision Flow systems and their associated disposables, and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems, Oxygen Assist Module and HVT 2.0, including regulatory initiatives, and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our High Velocity Therapy products and expanded our digital marketing initiatives and medical education programs, including our Vapotherm Academy which was instrumental during the pandemic and used to train more than 30,000 caregivers during 2020 and the first half of 2021.

On November 13, 2020, we acquired HGE Health Care Solutions LLC (“HGE”). We undertook the acquisition to expand our capabilities by providing a remote monitoring platform designed to empower respiratory patients with chronic obstructive pulmonary disease (“COPD”), as well as payors and providers, to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. HGE was rebranded to Vapotherm Access during the second quarter of 2021. Our initial product launch, Vapotherm Access – Post Care is intended to manage COPD patients after discharge and seek to lower 30-day readmission rates. We believe this is important since a hospital typically incurs a penalty on its entire book of Center for Medicare & Medicaid Services business if its 30-day readmission rate is above the U.S. national average. We expect to learn from this new product as we continue to make significant investments in our Vapotherm Access offerings beyond Post Care.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net revenue	$20,625	$35,152	$52,933	$54,267
Cost of revenue	11,218	17,544	26,358	27,442
Gross profit	9,407	17,608	26,575	26,825
Operating expenses
Research and development	4,577	3,895	9,487	7,257
Sales and marketing	12,804	14,858	26,704	28,175
General and administrative	8,627	5,627	16,686	10,878
Total operating expenses	26,008	24,380	52,877	46,310
Loss from operations	(16,601)	(6,772)	(26,302)	(19,485)
Other expense, net	(666)	(1,260)	(1,372)	(2,391)
Net loss	$(17,267)	$(8,032)	$(27,674)	$(21,876)

Revenue

	Three Months Ended June 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital Equipment	$5,024	24.4%	$19,305	54.9%	$(14,281)	-74.0%
Disposables	12,794	62.0%	13,163	37.5%	(369)	-2.8%
Subtotal Product Revenue	17,818	86.4%	32,468	92.4%	(14,650)	-45.1%
Lease Revenue
Capital Equipment	$697	3.4%	$1,634	4.6%	$(937)	-57.3%
Other	451	2.2%	511	1.5%	(60)	-11.7%
Service and Other Revenue	1,659	8.0%	539	1.5%	1,120	207.8%
Total Net Revenue	$20,625	100.0%	$35,152	100.0%	$(14,527)	-41.3%

Net revenue decreased $14.5 million, or 41.3%, to $20.6 million for the second quarter of 2021 compared to $35.2 million for the second quarter of 2020. The decrease in net revenue was primarily attributable to a $14.3 million and $0.9 million decrease in capital equipment and capital equipment lease revenue, respectively. Capital equipment revenue decreased 74.0% in the second quarter of 2021 primarily due to decreased sales of our Precision Flow units as a result of decreased demand related to the slowdown of the COVID-19 pandemic primarily in the United States, partially offset by increased average selling prices in the United States. Disposable revenue decreased 2.8% in the second quarter of 2021 primarily driven by lower volume in the United States due to the slowdown of the COVID-19 pandemic and lower respiratory census in the United States as measured by respiratory discharges as compared to historical levels, partially offset by higher demand in our International markets due to continued COVID-19 pandemic demand along with higher average selling prices in the United States. Lease revenue also decreased primarily due to the slowdown of the COVID-19 pandemic in the United States. The increase in service and other revenue in the second quarter of 2021 is primarily the result of Vapotherm Access revenue as a result of the HGE acquisition in the fourth quarter of 2020.

Net revenue information by geography is summarized as follows:

	Three Months Ended June 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$11,330	54.9%	$25,682	73.1%	$(14,352)	-55.9%
International	9,295	45.1%	9,470	26.9%	(175)	-1.8%
Total Net Revenue	$20,625	100.0%	$35,152	100.0%	$(14,527)	-41.3%

Net revenue generated in the United States decreased $14.4 million, or 55.9%, to $11.3 million for the second quarter of 2021, compared to $25.7 million for the second quarter of 2020. Net revenue generated in our International markets decreased $0.2 million, or 1.8%, to $9.3 million for the second quarter of 2021, compared to $9.5 million for the second quarter of 2020. Both the United States and International net revenue declines were primarily driven by a decrease in the number of Precision Flow units sold period over period due to the slowdown in the COVID-19 pandemic, particularly in the United States, during the current year period. The decrease in net revenue in the United States was also impacted by a decrease in disposable sales due to the slowdown in the COVID-19 pandemic, partially offset by increased capital equipment and disposable average selling prices. The International net revenue decline was partially offset by an increase in disposable sales for the second quarter of 2021 compared to the second quarter of 2020.

	Six Months Ended June 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital	$16,188	30.6%	$24,303	44.8%	$(8,115)	-33.4%
Disposables	29,950	56.6%	25,593	47.1%	4,357	17.0%
Subtotal Product Revenue	46,138	87.2%	49,896	91.9%	(3,758)	-7.5%
Lease Revenue
Capital Equipment	2,307	4.4%	2,278	4.2%	29	1.3%
Other	1,131	2.1%	903	1.7%	228	25.2%
Service and Other Revenue	3,357	6.3%	1,190	2.2%	2,167	182.1%
Total Net Revenue	$52,933	100.0%	$54,267	100.0%	$(1,334)	-2.5%

Net revenue decreased $1.3 million, or 2.5%, to $52.9 million for the first six months of 2021 compared to $54.3 million for the first six months of 2020. The decrease in net revenue was primarily attributable to an $8.1 million decrease in capital equipment revenue, partially offset by a $4.4 million increase in disposable revenue. Capital equipment revenue decreased 33.4% in the first six months of 2021 primarily due to decreased sales of our Precision Flow units as a result of decreased demand related to the slowdown of the COVID-19 pandemic in the United States. Disposable revenue increased 17.0% in the first six months of 2021 primarily driven by an increase in the worldwide installed base of Precision Flow units, higher International volume due to the COVID-19 pandemic and higher average selling prices in the United States. The increase in service and other revenue in the first six months of 2021 is primarily the result of Vapotherm Access revenue as a result of the HGE acquisition in the fourth quarter of 2020.

	Six Months Ended June 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$33,399	63.1%	$40,023	73.8%	$(6,624)	-16.6%
International	19,534	36.9%	14,244	26.2%	5,290	37.1%
Total Net Revenue	$52,933	100.0%	$54,267	100.0%	$(1,334)	-2.5%

Net revenue generated in the United States decreased $6.6 million, or 16.6%, to $33.4 million for the first six months of 2021, compared to $40.0 million for the first six months of 2020. The decrease in net revenue in the United States primarily resulted due to a decrease in volume of sales of capital equipment and disposables related to the slowdown of the COVID-19 pandemic in the United States, partially offset by increased average selling prices. Net revenue generated in our International markets increased $5.3 million, or 37.1%, to $19.5 million for the first six months of 2021, compared to $14.2 million for the first six months of 2020. International net revenue growth was primarily driven by an increase in the number of disposables sold period over period due to continued COVID-19 pandemic demand and higher installed bases. International net revenue growth was also driven by increased volume of sales of capital equipment due to continued COVID-19 pandemic demand, which growth was partially offset by decreased average selling prices for the first six months of 2021 compared to the first six months of 2020.

Cost of Revenue and Gross Profit

Cost of revenue decreased $6.3 million, or 36.1%, to $11.2 million in the second quarter of 2021 compared to $17.5 million in the second quarter of 2020. Cost of revenue decreased $1.1 million, or 4.0%, to $26.4 million in the first six months of 2021 compared to

$27.4 million in the first six months of 2020. These decreases were primarily due to lower materials and labor costs due to a decrease in sales volumes of our Precision Flow units and disposables related to the slowdown in the COVID-19 pandemic in the United States.

Gross profit decreased to 45.6% in the second quarter of 2021 compared to 50.1% in the second quarter of 2020. Gross profit was negatively impacted primarily by lower labor and overhead absorption due to lower sales volumes in the second quarter of 2021 compared to the second quarter of 2020. Second quarter 2021 gross profit was also negatively impacted by geography mix with lower gross profit margins realized on distributor sales, partially offset by reduced supplier freight and expediting fees. Gross profit increased to 50.2% in the first six months of 2021 compared to 49.4% in the first six months of 2020 due primarily to reduced supplier freight and expediting fees, partially offset by lower labor and overhead absorption.

Research and Development Expenses

Research and development expenses increased $0.7 million, or 17.5%, to $4.6 million in the second quarter of 2021 compared to $3.9 million in the second quarter of 2020. As a percentage of revenue, research and development expenses increased to 22.2% in the second quarter of 2021 compared to 11.1% in the second quarter of 2020.

Research and development expenses increased $2.2 million, or 30.7%, to $9.5 million in the first six months of 2021 compared to $7.3 million in the first six months of 2020. As a percentage of revenue, research and development expenses increased to 17.9% in the first six months of 2021 compared to 13.4% in the first six months of 2020.

The increase in research and development expenses for both comparison periods was primarily due to increased product development costs associated with the development of our future generation High Velocity systems and increased employee-related expenses and stock-based compensation. Additionally, the increase in research and development expenses during the first six months of 2021 was due to increased patent-related costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.1 million, or 13.8%, to $12.8 million in the second quarter of 2021 compared to $14.9 million in the second quarter of 2020. As a percentage of revenue, sales and marketing expenses increased to 62.1% in the second quarter of 2021 compared to 42.3% in the second quarter of 2020.

Sales and marketing expenses decreased $1.5 million, or 5.2%, to $26.7 million in the first six months of 2021 compared to $28.2 million in the first six months of 2020. As a percentage of revenue, sales and marketing expenses decreased to 50.4% in the first six months of 2021 compared to 51.9% in the first six months of 2020.

The decrease in sales and marketing expenses for both comparison periods was primarily due to decreased sales commission expenses, partially offset by increased employee-related expenses, stock-based compensation and an increase in travel expenses as such activities were limited in the prior periods due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased $3.0 million, or 53.3%, to $8.6 million in the second quarter of 2021 compared to $5.6 million in the second quarter of 2020. As a percentage of revenue, general and administrative expenses increased to 41.8% in the second quarter of 2021 compared to 16.0% in the second quarter of 2020.

General and administrative expenses increased $5.8 million, or 53.4%, to $16.7 million in the first six months of 2021 compared to $10.9 million in the first six months of 2020. As a percentage of revenue, general and administrative expenses increased to 31.5% in the first six months of 2021 compared to 20.0% in the first six months of 2020.

The increase in general and administrative expenses for both comparison periods was primarily due to increases in employee-related expenses, stock-based compensation, audit and compliance related costs, changes in the value of contingent consideration, and increased insurance, legal, rent and software maintenance costs, partially offset by a reduction in reserves for uncollectible accounts receivable.

Other Expense, Net

Other expense, net decreased $0.6 million, or 47.1%, to $0.7 million in the second quarter of 2021 compared to $1.3 million in the second quarter of 2020. Other expense, net decreased $1.0 million, or 42.6%, to $1.4 million in the first six months of 2021 compared to $2.4 million in the first six months of 2020. The decrease in other expense, net in both the second quarter and first six months of 2021 was primarily due to a decrease in interest expense due to lower average interest rates on outstanding borrowings in 2021 compared to the same periods in 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $81.7 million and an accumulated deficit of $344.6 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our Precision Flow systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $371.9 million in net proceeds from sales of our equity securities.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,402)	$(24,675)
Investing activities	(3,156)	(3,839)
Financing activities	(225)	105,232
Effect of exchange rate on cash, cash equivalents and restricted cash	(12)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,795)	$76,690

Operating Activities

The net cash used in operating activities was $30.4 million in the first six months of 2021 and consisted primarily of a net loss of $27.7 million and an increase in net operating assets of $12.0 million partially offset by $9.3 million in non-cash charges.

The net cash used in operating activities was $24.7 million in the first six months of 2020 and consisted primarily of a net loss of $21.9 million and an increase in net operating assets of $8.4 million, partially offset by $5.6 million in non-cash charges. Non-cash charges for both periods consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first six months of 2021 and 2020 consisted of purchases of property and equipment of $3.2 million and $3.8 million, respectively.

Financing Activities

Net cash used in financing activities was $0.2 million in the first six months of 2021 and consisted primarily of repayments on our revolving loan facility of $2.0 million, partially offset by proceeds received from the exercise of stock options of $0.9 million and proceeds from common stock issuances in connections with our ESPP.

Net cash provided by financing activities was $105.2 million in the first six months of 2020 and consisted of proceeds from the issuance of common stock in connection with underwritten public and at-the-market offerings of $94.2 million and $9.9 million, respectively, borrowings of $1.0 million under our prior short-term line of credit, and proceeds from common stock issuances in connection with our ESPP and stock option exercises of $0.4 million and $0.3 million, respectively, partially offset by common stock offering costs of $0.5 million.

Credit Facilities

On October 21, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay our former term loan facility and revolving line of credit, which are described in more detail below. As of June 30, 2021, we had $2.9 million and $40.0 million of outstanding borrowings under our Revolving Facility and Term Facility, respectively.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of us and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At June 30, 2021, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $2.9 million at June 30, 2021 and there were letters of credit of $1.2 million outstanding at June 30, 2021. Availability under the Revolving Facility is determined based on eligible receivables reduced by letters of credit outstanding. At June 30, 2021, there were no additional borrowings available under the Revolving Facility.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At June 30, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at June 30, 2021. The Loan Agreement provides for interest-only payments on the Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the Term Facility will be payable monthly in 24 equal installments. The Term Facility may not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurs after October 21, 2022 but on or prior to October 21, 2023. The Term Facility and Revolving Facility are secured by a lien on substantially all of our assets, including intellectual property.

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

As of June 30, 2021, we were in compliance with all covenants under the Loan Agreement.

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

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. We did not sell any shares of our common stock during the six months ended June 30, 2021. The ATM Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. As of June 30, 2021, there was approximately $39.8 million in remaining capacity under this program.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 5, 2021.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Revolving Facility and our Term Facility and interest rates associated with our invested cash balances. Borrowings under our Revolving Facility bear interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and is subject to a floor of 3.25%. At June 30, 2021, the interest rate was 4.25%. Borrowings under our Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At June 30, 2021, the interest rate was 5.75%. As of June 30, 2021, borrowings under our Revolving Facility and Term Facility total $2.9 million and $40.0 million, respectively. Based on our outstanding borrowings and the WSJ Prime Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $0.4 million impact on our interest expense on an annual basis.

On June 30, 2021, we had cash invested in money market deposits of $60.6 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Our principal exchange rate risk is between the U.S. dollar and the British pound sterling, and to a lesser extent, the euro. Adjustments resulting from the translation of the financial statements of their foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at the average foreign currency exchange rates for the period. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and to a lesser extent, the euro. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.7% and 4.9% of consolidated net revenues for the six months ended June 30, 2021 and 2020, respectively. Total assets denominated in the British pound sterling and euros represented approximately 1% of our total assets at both June 30, 2021 and December 31, 2020, respectively. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Inflationary factors, such as increases in our cost of revenue and selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and sales and marketing and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2020 Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 24, 2021.

ITEM 5.     OTHER INFORMATION

On August 6, 2021, Joel Dube, age 54, was appointed Chief Accounting Officer of the Company effective immediately. Prior to his appointment, Mr. Dube served as Controller of the Company since December 2019. Prior to joining Vapotherm, Mr. Dube served as Vice President, Finance and Business Planning at Lyndra Therapeutics, a biotechnology company, since April 2019. Prior to this, Mr. Dube was the VP of Finance, PAO of Exa Corporation, a software company, from September 2016 to March 2019. Prior to that, Mr. Dube was the VP, Corporate Controller at Juniper Pharmaceuticals, Inc., a pharmaceutical company, from September 2015 to September 2016. Mr. Dube earned his Bachelor of Science degree in Business Administration from the University of Lowell, a postgraduate certification in Accountancy from Bentley College and is a Certified Public Accountant in New Hampshire.

Mr. Dube has no family relationships with any of the Company’s directors or executive officers, and there have been no related party transactions between the Company and Mr. Dube that are reportable under Item 404(a) of SEC Regulation S-K.

ITEM 6.        EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

August 9, 2021	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

August 9, 2021	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer