Form 10-Q
period 2021-09-30
VAPOTHERM INC
filed 2021-11-03
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 27, 2021, there were 26,072,567 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2021

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

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021 and in our Quarterly Reports of Form 10-Q, including this Quarterly Report for the quarter ended September 30, 2021.

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

•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•	the impact of the current COVID-19 pandemic and labor and hospital staffing shortages on our business and operating results;
•

our ability to accurately forecast customer demand for our products, adjust our production capacity if necessary and manage our inventory, particularly in light of the ongoing COVID-19 pandemic and current global supply chain disruptions;

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 24, 2021 and in our other filings with the SEC, including this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$70,335	$113,683
Accounts receivable, net	20,812	23,488
Inventories	24,730	19,873
Prepaid expenses and other current assets	5,924	5,041
Total current assets	121,801	162,085
Property and equipment, net	21,727	20,573
Operating lease right-of-use assets	6,956	8,260
Restricted cash	253	1,853
Goodwill	13,996	16,226
Intangible assets, net	4,877	5,694
Other long-term assets	1,201	967
Total assets	$170,811	$215,658
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,143	$4,967
Contract liabilities	2,190	2,977
Accrued expenses and other current liabilities	28,830	34,033
Total current liabilities	35,163	41,977
Long-term loans payable, net	39,707	39,653
Revolving loan facility	1,726	4,888
Deferred income tax liabilities	8	6
Other long-term liabilities	11,978	15,229
Total liabilities	88,582	101,753
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 26,043,578 and 25,722,984 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in capital	440,367	430,781
Accumulated other comprehensive income	19	41
Accumulated deficit	(358,183)	(316,943)
Total stockholders' equity	82,229	113,905
Total liabilities and stockholders’ equity	$170,811	$215,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$38,115	$30,559	$91,048	$84,826
Cost of revenue	19,291	15,049	45,649	42,491
Gross profit	18,824	15,510	45,399	42,335
Operating expenses
Research and development	3,979	4,745	13,466	12,002
Sales and marketing	20,465	15,932	47,169	44,107
General and administrative	7,262	6,047	23,948	16,925
Total operating expenses	31,706	26,724	84,583	73,034
Loss from operations	(12,882)	(11,214)	(39,184)	(30,699)
Other (expense) income
Foreign currency gain (loss)	(58)	38	(188)	37
Interest income	21	42	74	227
Interest expense	(647)	(1,308)	(1,960)	(3,898)
Other	-	-	18	15
Net loss	$(13,566)	$(12,442)	$(41,240)	$(34,318)
Other comprehensive income (loss):
Foreign currency translation adjustments	(40)	34	(22)	(41)
Total other comprehensive income (loss)	$(40)	$34	$(22)	$(41)
Total comprehensive loss	$(13,606)	$(12,408)	$(41,262)	$(34,359)
Net loss per share - basic and diluted	$(0.52)	$(0.49)	$(1.59)	$(1.48)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	25,987,648	25,578,328	25,891,045	23,192,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905
Issuance of common stock upon exercise of options	77,892	-	761	-	-	761
Issuance of common stock with restricted stock units and awards	29,699	-	47	-	-	47
Issuance of common stock for services	3,633	-	110	-	-	110
Stock-based compensation expense	-	-	2,575	-	-	2,575
Foreign currency translation adjustments	-	-	-	11	-	11
Net loss	-	-	-	-	(10,407)	(10,407)
Balance at March 31, 2021	25,834,208	$26	$434,274	$52	$(327,350)	$107,002

Issuance of common stock upon exercise of options	14,577	-	156	-	-	156
Issuance of common stock with restricted stock units and awards	51,617	-	44	-	-	44
Issuance of common stock under the Employee Stock Purchase Plan	55,558	-	851	-	-	851
Issuance of common stock for services	545	-	13	-	-	13
Stock-based compensation expense	-	-	2,420	-	-	2,420
Foreign currency translation adjustments	-	-	-	7	-	7
Net loss	-	-	-	-	(17,267)	(17,267)
Balance at June 30, 2021	25,956,505	$26	$437,758	$59	$(344,617)	$93,226

Issuance of common stock upon exercise of options	61,594	-	488	-	-	488
Issuance of common stock with restricted stock units and awards	24,934	-	42	-	-	42
Issuance of common stock for services	545	-	13	-	-	13
Stock-based compensation expense	-	-	2,066	-	-	2,066
Foreign currency translation adjustments	-	-	-	(40)	-	(40)
Net loss	-	-	-	-	(13,566)	(13,566)
Balance at September 30, 2021	26,043,578	$26	$440,367	$19	$(358,183)	$82,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock upon exercise of options	24,687	-	40	-	-	40
Issuance of common stock with restricted stock units and awards	34,265	-	58	-	-	58
Issuance of common stock for services	6,666	-	77	-	-	77
Stock-based compensation expense	-	-	1,370	-	-	1,370
Foreign currency translation adjustment	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	(13,844)	(13,844)
Balance at March 31, 2020	20,917,149	$21	$320,660	$(27)	$(279,285)	$41,369

Issuance of common stock in connection with public offering, net	3,852,500	4	93,823	-	-	93,827
Issuance of common stock in connection with at-the-market offering, net	511,648	1	9,783	-	-	9,784
Issuance of common stock under Employee Stock Purchase Plan	36,389	-	359	-	-	359
Issuance of common stock upon exercise of options	99,206	-	227	-	-	227
Issuance of common stock upon exercise of warrants	41,066	-	-	-	-	-
Issuance of common stock with restricted stock units and awards	31,114	-	53	-	-	53
Issuance of common stock for services	3,986	-	72	-	-	72
Stock-based compensation expense	-	-	1,305	-	-	1,305
Foreign currency translation adjustment	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	(8,032)	(8,032)
Balance at June 30, 2020	25,493,058	$26	$426,282	$(31)	$(287,317)	$138,960

Issuance of common stock upon exercise of options	80,020	-	217	-	-	217
Issuance of common stock upon exercise of warrants	16,208	-	-	-	-	-
Issuance of restricted stock	30,481	-	51	-	-	51
Issuance of common stock for services	5,838	-	208	-	-	208
Stock-based compensation expense	-	-	1,548	-	-	1,548
Foreign currency translation adjustments	-	-	-	34	-	34
Net loss	-	-	-	-	(12,442)	(12,442)
Balance at September 30, 2020	25,625,605	$26	$428,306	$3	$(299,759)	$128,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(41,240)	$(34,318)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,197	4,580
Depreciation and amortization	4,181	3,371
Provision for bad debts	(110)	251
Provision for inventory valuation	(285)	(428)
Non-cash lease expense	1,304	797
Change in fair value of contingent consideration	(457)	-
Loss on disposal of property and equipment	126	13
Amortization of discount on debt	55	190
Deferred income taxes	12	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,776	(2,916)
Inventories	(4,576)	(15,468)
Prepaid expenses and other assets	(1,102)	(1,039)
Accounts payable	(854)	2,803
Contract liabilities	(658)	332
Accrued expenses and other current liabilities	(4,286)	10,520
Operating lease liabilities, current and long-term	(1,305)	(797)
Net cash used in operating activities	(39,222)	(32,109)
Cash flows from investing activities
Purchases of property and equipment	(4,814)	(5,944)
Net cash used in investing activities	(4,814)	(5,944)
Cash flows from financing activities
Proceeds from short-term line of credit	-	995
Payments on short-term line of credit	(3,163)	-
Proceeds from exercise of stock options	1,405	485
Proceeds from issuance of common stock in connection with public offering	-	94,155
Proceeds from issuance of common stock in connection with at-the-market offering	-	9,927
Proceeds from issuance of common stock under Employee Stock Purchase Plan	851	360
Common stock offering costs	-	(471)
Net cash provided by (used in) financing activities	(907)	105,451
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(37)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,948)	67,361
Cash, cash equivalents and restricted cash
Beginning of period	115,536	73,507
End of period	$70,588	$140,868
Supplemental disclosures of cash flow information
Interest paid during the period	$1,862	$3,670
Property and equipment purchases in accounts payable and accrued expenses	$133	$139
Issuance of common stock upon vesting of restricted stock units	$133	$162

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the development and commercialization of its proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. The Company’s Precision Flow High Velocity Therapy delivers non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. The Company’s Precision Flow systems, which use High Velocity Therapy, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting.

The Company offers four versions of its Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States, the Company offers the Oxygen Assist Module, which was launched in the United Kingdom, select European markets, and Israel in late 2020 and is now available in 21 countries. The Company generates subscription-based revenue from its Oxygen Assist Module and related disposables products utilized with the Oxygen Assist Module. The Company generates revenue from sales of its Precision Flow systems and related disposable products utilized with its Precision Flow systems. The Company also generates revenue from sales of its Precision Flow system’s companion products, which include the Vapotherm Transfer Unit 2.0, the Q50 compressor and various adapters. The Company offers different options to its hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

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

In March 2020, the World Health Organization declared a global pandemic related to the novel coronavirus (“COVID-19”). The Company’s high velocity therapy is a first-line therapy for treating respiratory distress, which is experienced by many COVID-19 patients. The Company’s hospital customers around the world are using the Company’s technology to support the respiratory distress experienced by many COVID-19 patients so that they can triage their sickest patients using a limited number of ventilators. As a result, the Company experienced a significant increase in worldwide demand for its products from both new and existing accounts in 2020 and during the first and third quarters of 2021, as compared to prior year periods. The full extent to which the COVID-19 pandemic will continue to impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants of the virus and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, including the availability, adoption and effectiveness of vaccines, among other factors.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc. and three reporting units, Vapotherm, Solus and Vapotherm Access. Segment information is consistent with how the chief operating decision maker reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $2.1 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these condensed consolidated financial statements include calculation of stock-based compensation, valuation of warrants, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debts, accrued expenses, including the fair value of contingent consideration and estimated incurred but not reported insurance obligations, the valuation allowances against deferred income tax assets, and assessments of impairment with respect to long-lived and intangible assets. Actual results may differ from these estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, and the condensed consolidated statements of comprehensive loss, stockholders’ equity and of cash flows for the three and nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2020 have been reclassified to conform to the presentation in 2021. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of September 30, 2021, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At September 30, 2021, deposits exceeded the amount of any federal depository insurance provided.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of September 30, 2021, $1.1 million of its $70.6 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2020, $0.4 million of its $115.5 million of cash, cash equivalents and restricted cash balance was located outside of the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$70,335	$113,683
Restricted cash	253	1,853
Total cash, cash equivalents, and restricted cash	$70,588	$115,536

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method prospectively beginning on January 1, 2021. The Company changed to the units-of-production method to better reflect the pattern of economic consumption of the tooling. The prospective change to the units-of-production depreciation method had an immaterial impact on the Company’s results of operations for the three and nine months ended September 30, 2021. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expense in the condensed consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying condensed consolidated statements of comprehensive loss. Effective April 1, 2021, the Company changed the estimated useful life for certain of its demonstration, placement and evaluation units from five years to seven years. This prospective change had an immaterial impact on the Company’s results of operations for the three and nine months ended September 30, 2021

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2020 to September 30, 2021 is as follows:

Balance at December 31, 2020	$561
Provisions for warranty obligations	288
Settlements	(344)
Balance at September 30, 2021	$505

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adapters. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units, the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base, and revenue related to Vapotherm Access’s platform. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and Germany and to third-party international service centers who provide service on Precision Flow capital units outside of these three countries. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of service revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three and nine months ended September 30, 2021 or 2020.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the automatic transfer of title at or shortly after the end of the lease term or contains a bargain purchase options. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $1.2 million and $2.7 million at September 30, 2021 and December 31, 2020, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended September 30, 2021 and 2020 were $0.8 and $0.6 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $1.5 million and $1.7 million, respectively.

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

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options, restricted stock, unrestricted stock, stock units, including restricted stock units, and stock appreciation rights to employees, consultants and non-employee directors. The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards, including grants of restricted stock, restricted stock units and stock options, to be recognized as expense in the condensed consolidated statements of comprehensive loss based on their grant date fair values.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is measured at the market value of the related shares of the Company’s common stock on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. Expected volatility is calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

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

The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, United Kingdom, and Germany. There is no provision or benefit for income taxes for the three or nine months ended September 30, 2021 or 2020 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

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

The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. During the three months ended March 31, 2021, the Company recorded an adjustment to correct immaterial errors related to the acquisition which reduced the purchase price by $2.3 million and decreased goodwill, intangible assets and other liabilities by $2.2 million, $0.3 million and $0.3 million, respectively. The following table summarizes the corrected purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of November 13, 2020:

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

The Company has included the financial results of Vapotherm Access in the condensed consolidated financial statements

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.2 million and were recorded in general and administrative expense as incurred during the fourth quarter of 2020.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the nine months ended September 30, 2021:

Balance at December 31, 2020	$13,187
Change in value of contingent consideration based on correction of purchase price calculation	(2,258)
Change in fair value of contingent consideration	(457)
Balance at September 30, 2021	$10,472

The change in fair value of contingent consideration was a reduction of $1.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Pro Forma Financial Information

The following unaudited pro forma information for the three and nine months ended September 30, 2020 presents consolidated information as if the HGE acquisition occurred on January 1, 2020, which was the first day of the Company’s fiscal year 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net revenue	$31,136	$86,134
Net loss	$(13,404)	$(36,734)
Net loss per share, basic	$(0.52)	$(1.58)

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

As of September 30, 2021, the Company had two items, cash equivalents and contingent consideration, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which total approximately $49.5 million at September 30, 2021 and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration which totals $10.5 million at September 30, 2021 relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy as describe in Note 3 “Business Combination.” There were no transfers in and out of Level 1, 2 or 3.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2021	December 31, 2020
United States	$17,879	$18,893
International	3,150	4,967
Total accounts receivable	21,029	23,860
Less: Allowance for doubtful accounts	(217)	(372)
Accounts receivable, net of allowance for doubtful accounts	$20,812	$23,488

No individual customer accounted for 10% or more of net revenue for the three or nine months ended September 30, 2021 or September 30, 2020. No individual customers accounted for 10% or more of total accounts receivable at September 30, 2021 or December 31, 2020.

6. Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Component parts	$15,460	$10,367
Finished goods	9,270	9,506
Total inventories	$24,730	$19,873

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2021 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2020	$16,226	$5,694
Change in value based on correction of purchase price calculation and allocation	(2,222)	(340)
Amortization	-	(476)
Foreign currency exchange rate changes	(8)	(1)
Balance at September 30, 2021	$13,996	$4,877

The following table presents a summary of acquired intangible assets:

	As of September 30, 2021
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer relationships	10.00	$2,420	$(212)
Developed technology	10.00	2,400	(210)
Customer agreements	3.83	456	(305)
Trade name / marks	10.00	360	(32)
Total identifiable intangible assets	9.50	$5,636	$(759)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company recognized $0.1 million and less than $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during the three months ended September 30, 2021 and 2020, respectively, and recognized $0.3 million and $0.1 million of amortization expense within sales and marketing expense related to intangible assets during the nine months ended September 30, 2021 and 2020, respectively. The Company also recognized $0.1 million and $0.2 million of amortization expense within general and administrative expenses related to intangible assets during the three and nine months ended September 30, 2021, respectively, with no such amounts being recorded within general and administrative expenses during the three or nine months ended September 30, 2020.

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

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of the Company and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At September 30, 2021, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $1.7 million at September 30, 2021 and there were letters of credit of $1.2 million outstanding at September 30, 2021. Availability under the Revolving Facility is determined based on eligible receivables reduced by letters of credit outstanding. At September 30, 2021, there was $9.1 million of additional borrowings available under the Revolving Facility.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At September 30, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at September 30, 2021. The Loan Agreement provides for interest-only payments on the Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the Term Facility will be payable monthly in 24 equal installments. The Term Facility may not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurs after October 21, 2022 but on or prior to October 21, 2023. The Term Facility and Revolving Facility are secured by a lien on substantially all of the Company’s assets, including intellectual property.

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

As of September 30, 2021, the Company was in compliance with all covenants under the Loan Agreement.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The annual principal maturities of the Company’s term loans as of September 30, 2021 are as follows:

2021	-
2022	-
2023	3,200
2024	19,200
2025	17,600
Less: Unamortized deferred financing costs	(293)
Long-term loans payable	$39,707

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company adopted ASC 842 effective January 1, 2020. As a result, the September 30, 2020 condensed consolidated financial statements have been updated, as applicable, to reflect the adoption of this standard. There was no effect of the change on the Company’s 2020 results of operations as a result of the adoption. The following table presents operating lease cost and information related to operating lease liabilities for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Lease cost:
Operating lease cost	$1,788	$1,225
Variable lease cost	299	284
Total	$2,087	$1,509
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$1,788	$1,232
Weighted average remaining lease term - operating leases (in years)	3.5	4.3
Weighted average discount rate - operating leases	8.0%	8.9%

As of September 30, 2021, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2021 (remaining 3 months)	590
2022	2,343
2023	2,380
2024	2,417
2025	515
Total payments	8,245
Less interest	(1,476)
Total present value of lease payments	$6,769

Legal

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Other Commitments

The Company has non-cancellable purchase commitments for inventories, capital equipment and services which total $5.9 million at September 30, 2021, all of which are expected to be paid within one year.

10. Warrants

There was no warrant activity during the three or nine months ended September 30, 2021. The Company had outstanding warrants to purchase 33,948 shares of its common stock at a price of $14.00 per share at both September 30, 2021 and December 31, 2020.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

11. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021			2021
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$11,291	$2,040	$13,331	$19,237	$10,282	$29,519
Disposable	19,043	2,631	21,674	38,831	12,793	51,624
Subtotal Product Revenue	30,334	4,671	35,005	58,068	23,075	81,143
Lease Revenue
Capital Equipment	1,195	99	1,294	3,425	176	3,601
Other	399	89	488	1,286	333	1,619
Service and Other Revenue	1,022	306	1,328	3,570	1,115	4,685
Total Net Revenue	$32,950	$5,165	$38,115	$66,349	$24,699	$91,048

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020			2020
	US	International	Total	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$13,198	$2,047	$15,245	$30,578	$8,970	$39,548
Disposable	10,426	2,618	13,044	29,561	9,076	38,637
Subtotal Product Revenue	23,624	4,665	28,289	60,139	18,046	78,185
Lease Revenue
Capital Equipment	1,117	12	1,129	3,364	43	3,407
Other	442	82	524	1,194	233	1,427
Service and Other Revenue	343	274	617	852	955	1,807
Total Net Revenue	$25,526	$5,033	$30,559	$65,549	$19,277	$84,826

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue for the three or nine months ended September 30, 2021 or September 30, 2020.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. The following table presents changes in contract liabilities during the nine months ended September 30, 2021:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2020	$2,518	$459
Additions	4,668	396
Subtractions	(5,392)	(459)
Balance at September 30, 2021	$1,794	$396

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Stock-Based Compensation

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$181	$86	$537	$231
Research and development	274	204	888	604
Sales and marketing	613	592	2,434	1,512
General and administrative	1,011	874	3,338	2,233
Total	$2,079	$1,756	$7,197	$4,580

Stock Options

The Company granted options to purchase 406,640 shares of common stock at exercise prices ranging from $19.57 to $35.51 per share, with a weighted average exercise price of $26.81 per share, during the nine months ended September 30, 2021. The Company granted options to purchase 964,568 shares of common stock at exercise prices ranging from $10.60 to $52.94 per share, with a weighted average exercise price of $13.07 per share, during the nine months ended September 30, 2020. The weighted average fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $19.46 and $9.60 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Nine Months Ended September 30,
	2021	2020
Expected dividend yield	0.0%	0.0%
Risk free interest rate	0.6%	1.7%
Expected stock price volatility	87.7%	87.6%
Expected term (years)	6.1	6.1

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	228,489	$25.60
Granted	244,632	26.05
Vested	(27,201)	29.40
Canceled	(27,725)	25.13
Unvested at September 30, 2021	418,195	$25.65

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

A summary of restricted stock award activity for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	103,650	$1.68
Granted/purchased	-	-
Vested	(79,049)	1.68
Canceled	-	-
Unvested at September 30, 2021	24,601	$1.68

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

13. Net Loss Per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Options to purchase common stock	1,906,111	1,770,880
Unvested restricted stock units and awards	442,796	224,240
Employee stock purchase plan shares	35,739	23,628
Warrants to purchase common stock	33,948	76,805
	2,418,594	2,095,553

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

14. Subsequent Event

On November 2, 2021, HGE completed an acquisition of all outstanding interests in PCI Management Group LLC for total consideration of $1.2 million in cash. Concurrently, the Company formed Vapotherm Access Care Management Network LLC, a subsidiary of HGE. The Company undertook these activities to form a value-based enterprise that will enter into value-based contracts with third-party payors for the care of patients with respiratory disease and the provision of Vapotherm Access services. The Company expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended September 30, 2021, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2020 Form 10-K filed with the SEC on February 24, 2021 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

Vapotherm is a global medical technology company primarily focused on the development and commercialization of our proprietary High Velocity Therapy products that are used to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy products deliver non-invasive ventilatory support by providing heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. As of September 30, 2021, more than 3.2 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 34,000 capital units.

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

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020. The COVID-19 pandemic contributed to this transformation in at least two primary ways. First, it resulted in increased awareness of High Velocity Therapy,, including recognition by the CDC, WHO, NIH, Society for Critical Care Medicine, American College of Emergency Physicians, and the Chinese, German, Italian, and Australian thoracic societies of High Velocity Therapy as an appropriate first line therapy for those suffering from low oxygen levels. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s ED with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our existing focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat patients in respiratory distress, whether they are hypoxic or hypercapnic, will result in expanded use of our products in a variety of settings.

We currently offer four versions of our Precision Flow systems: Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. In certain countries outside of the United States we currently offer our Oxygen Assist Module, which was fully launched in the United Kingdom, select European markets, and Israel in late 2020 and is now available in 21 countries. Our Oxygen Assist Module, in addition to disposables, includes subscription-based revenue which increases the revenue per installed unit. The Oxygen Assist Module can be used with all versions of our Precision Flow systems except for the Precision Flow Heliox. The Oxygen Assist Module is designed to help clinicians maintain a patient’s pulse oxygen saturation (“SpO2”) within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen. In neonates, these risks include visual or developmental impairment or death.

The Oxygen Assist Module was granted Breakthrough Device Designation by the FDA on April 2, 2020 for the following indication: Oxygen Assist Module is an optional module used only with the Vapotherm Precision Flow and is indicated for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of pulse oxygen saturation. Oxygen Assist Module is intended to treat pediatric patients (neonates and infants

≥1000g) in monitored clinical environments (e.g., the NICU). We are continuing to work with FDA through the Breakthrough Device program to make our Oxygen Assist Module available in the United States, with the first step being an investigational device exemption for pediatric evaluation of the Oxygen Assist Module in the United States. Our IDE clinical study was approved on April 29, 2021. We began enrollment in this clinical study in the third quarter of 2021.

During the third quarter of 2021, we received FDA 510(k) clearance for our next generation High Velocity Therapy system, which we call HVT 2.0. The HVT 2.0 is targeted for a limited market release in the fourth quarter of 2021. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core High Velocity Therapy competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for wall air. With a variable oxygen connection (tank, wall or concentrator), the HVT 2.0 system is designed to support patients wherever they need respiratory support, including outside of the hospital in a home or future use in a field transport setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are designed to minimize clinician time spent on operating the equipment so they can focus on their patient. We recently received a positive assessment from our Notified Body for the HVT 2.0, allowing us to affix the CE mark and sell HVT 2.0 in the European Union.

Historically, we have generated revenue primarily from sales of the disposable products utilized with our proprietary Precision Flow systems and our Oxygen Assist Module, and to a lesser extent, from the sale or lease of the capital units themselves. However, due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, we generated revenue primarily from sales of our Precision Flow systems in 2020, which although putting pressure on our margins also resulted in a 72.8% increase in our installed base, which we expect will drive future recurring disposable revenue. The significant increase in U.S. hospitalizations experienced as a result of the Delta variant of COVID-19 during the third quarter of 2021 had a direct positive impact on our disposable sales and turn rates. The extent to which the COVID-19 pandemic will impact our business during the remainder of 2021 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and variants of the virus, and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, the availability, adoption and effectiveness of vaccines, among other factors. For example, as vaccinations increase and COVID-19 hospitalizations decrease in the U.S., we would expect to see overall demand for our High Velocity Therapy products decrease from the higher than historical levels we experienced during the height of the COVID-19 pandemic. As the COVID-19 pandemic winds down, we expect to sell fewer capital units as a percentage of our revenues, especially in the United States, and expect our revenue mix between capital and disposable sales to begin to normalize back to historical levels. Also, worldwide precautionary measures taken to reduce the spread of COVID-19 infections have impacted, and may continue to impact, the incidence of flu and flu-related illnesses, which have negatively impacted and could continue to negatively impact our future revenue.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and we sell our Precision Flow systems through distributors in other select European countries outside of these three countries. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. We expanded the commercial launch of our Oxygen Assist Module throughout the United Kingdom, Europe, and the Middle East in the first quarter of 2021. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization, most recently through our 1H1D (One Hospital One Day) strategy. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of September 30, 2021, we have sold our Precision Flow systems to over 2,000 hospitals across the United States, where they have been primarily deployed in the ICU setting.

Since inception, we have financed our operations primarily through sales of our equity securities, sales of our Precision Flow systems and their associated disposables, and amounts borrowed under our credit facilities. We have devoted the majority of our resources to research and development activities related to our Precision Flow systems, Oxygen Assist Module and HVT 2.0, including regulatory initiatives, and sales and marketing activities. We have invested heavily in our sales and marketing function by increasing the number of sales representatives and clinical educators to facilitate adoption and increase utilization of our High Velocity Therapy products and expanded our digital marketing initiatives and medical education programs, including our Vapotherm Academy which was instrumental during the pandemic and used to train more than 33,000 caregivers during 2020 and the first nine months of 2021.

On November 13, 2020, we acquired HGE Health Care Solutions LLC (“HGE”). We undertook the acquisition to expand our capabilities by providing a remote monitoring platform designed to empower respiratory patients with chronic obstructive pulmonary disease (“COPD”), as well as payors and providers, to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. HGE was rebranded to Vapotherm Access during the second quarter of 2021. Our initial product launch, Vapotherm Access – Post Care is intended to manage COPD patients after discharge and seek to lower 30-day readmission rates. We believe this is important since a hospital typically` incurs a penalty on its entire book of Center for Medicare & Medicaid Services business if its 30-day readmission rate is above the U.S. national average. We expect to learn from this new product as we continue to make significant investments in our Vapotherm Access offerings beyond Post Care.

On November 2, 2021, HGE completed an acquisition of all outstanding interests in PCI Management Group LLC for total consideration of $1.2 million in cash. Concurrently, we formed Vapotherm Access Care Management Network LLC, a subsidiary of HGE. We undertook these activities to form a value-based enterprise that will enter into value-based contracts with third-party payors for the care of patients with respiratory disease and the provision of Vapotherm Access services.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives, expanding the number of clinical educators internationally along with our international marketing programs and expanding worldwide direct to clinician digital marketing efforts to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. In addition, we have continued to make improvements and adjustments to our production capacity in response to high demand for our products and labor shortages, including recently engaging a third-party manufacturer to manufacture and assemble certain of our products at its facility in Tijuana, Mexico and hiring several temporary production workers. While these actions put pressure on our gross margins during the third quarter of 2021, and we expect will continue to put pressure during the remainder of 2021, we anticipate long-term benefits of these actions. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require additional funding, which may include future equity and debt financings.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net revenue	$38,115	$30,559	$91,048	$84,826
Cost of revenue	19,291	15,049	45,649	42,491
Gross profit	18,824	15,510	45,399	42,335
Operating expenses
Research and development	3,979	4,745	13,466	12,002
Sales and marketing	20,465	15,932	47,169	44,107
General and administrative	7,262	6,047	23,948	16,925
Total operating expenses	31,706	26,724	84,583	73,034
Loss from operations	(12,882)	(11,214)	(39,184)	(30,699)
Other expense, net	(684)	(1,228)	(2,056)	(3,619)
Net loss	$(13,566)	$(12,442)	$(41,240)	$(34,318)

Revenue

	Three Months Ended September 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital Equipment	$13,331	35.0%	$15,245	49.9%	$(1,914)	-12.6%
Disposables	21,674	56.8%	13,044	42.7%	8,630	66.2%
Subtotal Product Revenue	35,005	91.8%	28,289	92.6%	6,716	23.7%
Lease Revenue
Capital Equipment	$1,294	3.4%	$1,129	3.7%	$165	14.6%
Other	488	1.3%	524	1.7%	(36)	-6.9%
Service and Other Revenue	1,328	3.5%	617	2.0%	711	115.2%
Total Net Revenue	$38,115	100.0%	$30,559	100.0%	$7,556	24.7%

Net revenue increased $7.6 million, or 24.7%, to $38.1 million for the third quarter of 2021 compared to $30.6 million for the third quarter of 2020. The increase in net revenue was primarily attributable to a $8.6 million increase in disposables revenue, partially offset by a $1.9 million decrease in capital equipment revenue. Disposable revenue increased 66.2% in the third quarter of 2021 primarily driven by higher volume in the United States due to a surge of the COVID-19 pandemic in the United States and a larger installed base of Precision Flow units, and to a lesser extent, an increase in average selling prices. Capital equipment revenue decreased 12.6% in the third quarter of 2021 primarily due to decreased sales of our Precision Flow units in the United States. Lease revenue was fairly consistent in the third quarter of 2021 compared to the same period in the prior year. The increase in service and other revenue in the third quarter of 2021 is primarily the result of Vapotherm Access revenue as a result of the HGE acquisition in the fourth quarter of 2020.

Net revenue information by geography is summarized as follows:

	Three Months Ended September 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$32,950	86.4%	$25,526	83.5%	$7,424	29.1%
International	5,165	13.6%	5,033	16.5%	132	2.6%
Total Net Revenue	$38,115	100.0%	$30,559	100.0%	$7,556	24.7%

Net revenue generated in the United States increased $7.4 million, or 29.1%, to $33.0 million for the third quarter of 2021, compared to $25.5 million for the third quarter of 2020. Net revenue generated in our International markets increased $0.1 million, or 2.6%, to $5.2 million for the third quarter of 2021, compared to $5.0 million for the third quarter of 2020. United States net revenue increase was primarily driven by an increase in the volume of disposables sold period over period due to a surge of the COVID-19 pandemic during the current year period and a larger installed base of Precision Flow units. International net revenue was relatively consistent during the third quarter of 2021 compared to the third quarter of 2020.

	Nine Months Ended September 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue:
Capital	$29,519	32.4%	$39,548	46.6%	$(10,029)	-25.4%
Disposables	51,624	56.7%	38,637	45.6%	12,987	33.6%
Subtotal Product Revenue	81,143	89.1%	78,185	92.2%	2,958	3.8%
Lease Revenue
Capital Equipment	3,601	4.0%	3,407	4.0%	194	5.7%
Other	1,619	1.8%	1,427	1.7%	192	13.5%
Service and Other Revenue	4,685	5.1%	1,807	2.1%	2,878	159.3%
Total Net Revenue	$91,048	100.0%	$84,826	100.0%	$6,222	7.3%

Net revenue increased $6.2 million, or 7.3%, to $91.0 million for the first nine months of 2021 compared to $84.8 million for the first nine months of 2020. The increase in net revenue was primarily attributable to a $13.0 million and $2.9 million increase in disposable and service and other revenue, respectively, partially offset by a $10.0 million decrease in capital equipment revenue. Disposable revenue increased 33.6% in the first nine months of 2021 primarily driven by an increase in the worldwide installed base of Precision Flow units, higher United States volume due to a surge of the COVID-19 pandemic, a larger installed base of Precision Flow units, and higher average selling prices in the United States. The increase in service and other revenue in the first nine months of 2021 is primarily the result of Vapotherm Access revenue as a result of the HGE acquisition in the fourth quarter of 2020. Capital equipment revenue decreased 25.4% in the first nine months of 2021 primarily due to decreased sales of our Precision Flow units.

	Nine Months Ended September 30,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$66,349	72.9%	$65,549	77.3%	$800	1.2%
International	24,699	27.1%	19,277	22.7%	5,422	28.1%
Total Net Revenue	$91,048	100.0%	$84,826	100.0%	$6,222	7.3%

Net revenue generated in the United States increased $0.8 million, or 1.2%, to $66.3 million for the first nine months of 2021, compared to $65.5 million for the first nine months of 2020. The increase in net revenue in the United States was primarily due to an increase in the number of disposables sold period over period due to continued COVID-19 pandemic demand and a higher installed base, partially offset by a decrease in volume of sales of capital equipment. Net revenue generated in our International markets increased $5.4 million, or 28.1%, to $24.7 million for the first nine months of 2021, compared to $19.3 million for the first nine months of 2020. International net revenue growth was primarily driven by an increase in the number of disposables sold period over period. International net revenue growth was also driven by increased volume of sales of capital equipment due to continued COVID-19 pandemic demand, which growth was partially offset by decreased average selling prices for the first nine months of 2021 compared to the first nine months of 2020.

Cost of Revenue and Gross Profit

Cost of revenue increased $4.2 million, or 28.2%, to $19.3 million in the third quarter of 2021 compared to $15.0 million in the third quarter of 2020. Cost of revenue increased $3.2 million, or 7.4%, to $45.6 million in the first nine months of 2021 compared to $42.5 million in the first nine months of 2020. These increases were primarily due to higher materials and labor costs due to an increase in sales volumes of our disposables related to the surge in the COVID-19 pandemic in the United States and the current labor shortage.

Gross profit decreased to 49.4% in the third quarter of 2021 compared to 50.8% in the third quarter of 2020. Gross profit margin was negatively impacted by certain one-time charges related to the transfer of certain activities to our contract manufacturer, partially offset by increased labor and overhead absorption due to higher disposable volumes in the third quarter of 2021 compared to the third quarter of 2020. Third quarter 2021 gross profit was also positively impacted by geography mix with higher gross profit margins realized on United States sales. Gross profit remained consistent at 49.9% in both the first nine months of 2021 and 2020.

Research and Development Expenses

Research and development expenses decreased $0.8 million, or 16.1%, to $4.0 million in the third quarter of 2021 compared to $4.7 million in the third quarter of 2020. As a percentage of revenue, research and development expenses decreased to 10.4% in the third quarter of 2021 compared to 15.5% in the third quarter of 2020.

Research and development expenses increased $1.5 million, or 12.2%, to $13.5 million in the first nine months of 2021 compared to $12.0 million in the first nine months of 2020. As a percentage of revenue, research and development expenses increased to 14.8% in the first nine months of 2021 compared to 14.1% in the first nine months of 2020.

The decrease in research and development expenses in the third quarter of 2021 compared to the third quarter of 2020 was primarily due to decreased prototype, tooling, and patent-related costs. The increase in research and development expenses for the first nine months of 2021 compared to the first nine months of 2020 was primarily due to increased product development costs associated with the development of our future generation High Velocity systems, increased employee-related expenses and stock-based compensation, and increased patent-related costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.5 million, or 28.5%, to $20.5 million in the third quarter of 2021 compared to $15.9 million in the third quarter of 2020. As a percentage of revenue, sales and marketing expenses increased to 53.7% in the third quarter of 2021 compared to 52.1% in the third quarter of 2020.

Sales and marketing expenses increased $3.1 million, or 6.9%, to $47.2 million in the first nine months of 2021 compared to $44.1 million in the first nine months of 2020. As a percentage of revenue, sales and marketing expenses decreased to 51.8% in the first nine months of 2021 compared to 52.0% in the first nine months of 2020.

The increase in sales and marketing expenses for both comparison periods was primarily due to increased sales commission expenses, employee-related expenses, stock-based compensation, travel expenses and increased spend on marketing materials.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 20.1%, to $7.3 million in the third quarter of 2021 compared to $6.0 million in the third quarter of 2020. As a percentage of revenue, general and administrative expenses decreased to 19.1% in the third quarter of 2021 compared to 19.8% in the third quarter of 2020.

General and administrative expenses increased $7.0 million, or 41.5%, to $23.9 million in the first nine months of 2021 compared to $16.9 million in the first nine months of 2020. As a percentage of revenue, general and administrative expenses increased to 26.3% in the first nine months of 2021 compared to 20.0% in the first nine months of 2020.

The increase in general and administrative expenses for both comparison periods was primarily due to increases in employee-related expenses and stock-based compensation and increased insurance, legal, rent and annual event costs, partially offset by changes in the value of contingent consideration. The increase in the first nine months of 2021 also related to increased audit and compliance related costs and bank service charges, partially offset by a reduction in reserves for uncollectible accounts receivable.

Other Expense, Net

Other expense, net decreased $0.5 million, or 44.3%, to $0.7 million in the third quarter of 2021 compared to $1.2 million in the third quarter of 2020. Other expense, net decreased $1.6 million, or 43.2%, to $2.1 million in the first nine months of 2021 compared to $3.6 million in the first nine months of 2020. The decrease in other expense, net in both the third quarter and first nine months of 2021 was primarily due to a decrease in interest expense due to lower average interest rates on outstanding borrowings in 2021 compared to the same periods in 2020 and, to a lesser extent, was also due to lower average outstanding borrowings on the revolving facility in 2021 compared to 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $70.6 million, working capital of $86.6 million and an accumulated deficit of $358.2 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our Precision Flow systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $371.9 million in net proceeds from sales of our equity securities.

We believe that our existing cash resources and availability under our revolving facility described below will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and services.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,222)	$(32,109)
Investing activities	(4,814)	(5,944)
Financing activities	(907)	105,451
Effect of exchange rate on cash, cash equivalents and restricted cash	(5)	(37)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(44,948)	$67,361

Operating Activities

The net cash used in operating activities was $39.2 million in the first nine months of 2021 and consisted primarily of a net loss of $41.2 million and an increase in net operating assets of $10.0 million, partially offset by $12.0 million in non-cash charges.

The net cash used in operating activities was $32.1 million in the first nine months of 2020 and consisted primarily of a net loss of $34.3 million and an increase in net operating assets of $6.6 million, partially offset by $8.8 million in non-cash charges. Non-cash charges for both periods consisted primarily of stock-based compensation expense, depreciation and amortization, and non-cash lease expense.

Investing Activities

Net cash used in investing activities for the first nine months of 2021 and 2020 consisted of purchases of property and equipment of $4.8 million and $5.9 million, respectively.

Financing Activities

Net cash used in financing activities was $0.9 million in the first nine months of 2021 and consisted primarily of repayments on our revolving loan facility of $3.2 million, partially offset by proceeds received from the exercise of stock options of $1.4 million and proceeds from common stock issuances in connections with our ESPP of $0.9 million.

Net cash provided by financing activities was $105.5 million in the first nine months of 2020 and consisted of proceeds from the issuance of common stock in connection with public and at-the-market offerings of $94.2 million and $9.9 million, respectively, borrowings of $1.0 million under our prior short-term line of credit, and proceeds from common stock issuances in connection with our ESPP and stock option exercises of $0.4 million and $0.5 million, respectively, partially offset by common stock offering costs of $0.5 million.

Credit Facilities

On October 21, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provides for a revolving loan facility of $12.0 million (the “Revolving Facility”) and a term loan facility of $40.0 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The proceeds of the Facilities were used to repay our former term loan facility and revolving line of credit, which are described in more detail below. As of September 30, 2021, we had $1.7 million and $40.0 million of outstanding borrowings under our Revolving Facility and Term Facility, respectively.

The Revolving Facility will mature on October 21, 2022 and may be renewed on an annual basis thereafter by mutual agreement of us and CIBC. The Revolving Facility bears interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At September 30, 2021, the interest rate was 4.25%. The outstanding balance under the Revolving Facility was $1.7 million at September 30, 2021 and there were letters of credit of $1.2 million outstanding at September 30, 2021. Availability under the Revolving Facility is determined based on eligible receivables reduced by letters of credit outstanding. At September 30, 2021, there was $9.1 million of additional borrowings available under the Revolving Facility.

The Term Facility will mature on October 21, 2025. Advances under the Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At September 30, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at September 30, 2021. The Loan Agreement provides for interest-only payments on the Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the Term Facility will be payable monthly in 24 equal installments. The Term Facility may not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the Term Facility may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurs after October 21, 2022 but on or prior to October 21, 2023. The Term Facility and Revolving Facility are secured by a lien on substantially all of our assets, including intellectual property.

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

As of September 30, 2021, we were in compliance with all covenants under the Loan Agreement.

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

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. We did not sell any shares of our common stock during the nine months ended September 30, 2021. The ATM Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. As of September 30, 2021, there was approximately $39.8 million in remaining capacity under this program.

Contractual Obligations

The following table presents a summary of our contractual obligations as of September 30, 2021:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3-5 Years	5 Years
Amounts Reflected in Condensed Consolidated Balance Sheet:
Revolving Credit Facility	$1,726	$-	$1,726	$-	$-
Term Facility	40,000	-	17,600	22,400	-
Operating Leases	8,259	2,360	4,778	1,121	-
Amounts Not Reflected in Condensed Consolidated Balance Sheet:
Interest on Debt (a)	7,279	2,300	4,179	800	-
Purchase Commitments (b)	5,855	5,855	-	-	-
Total	$63,119	$10,515	$28,283	$24,321	$-

(a)	Represents interest on our Revolving Credit Facility and Term Facility. See discussion in Note 8 to our condensed consolidated financial statements.
(b)	Represents non-cancelable purchase commitments for inventories, capital equipment and services.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Revolving Facility and our Term Facility and interest rates associated with our invested cash balances. Borrowings under our Revolving Facility bear interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and is subject to a floor of 3.25%. At September 30, 2021, the interest rate was 4.25%. Borrowings under our Term Facility bear interest at a floating rate equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At September 30, 2021, the interest rate was 5.75%. As of September 30, 2021, borrowings under our Revolving Facility and Term Facility total $1.7 million and $40.0 million, respectively. Based on our outstanding borrowings and the WSJ Prime Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $0.4 million impact on our interest expense on an annual basis.

On September 30, 2021, we had cash invested in money market deposits of $49.5 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Our principal exchange rate risk is between the U.S. dollar and the British pound sterling, and to a lesser extent, the euro. Adjustments resulting from the translation of the financial statements of their foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at the average foreign currency exchange rates for the period. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and to a lesser extent, the euro. Revenues denominated in currencies other than the U.S. dollar represented approximately 2.7% and 2.9% of consolidated net revenues for the nine months ended September 30, 2021 and 2020, respectively. Total assets denominated in the British pound sterling and euros represented approximately 1% of our total assets at both September 30, 2021 and December 31, 2020, respectively. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

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

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We currently, and in the future may, manufacture our products or a portion of the components of our products in-house. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Exeter, New Hampshire. The operations at this facility may be disrupted by a number of factors, including:

•	delivery problems;
•	financial condition or results of operations;
•	internal inefficiencies;
•	manufacturing equipment failure;
•	severe weather;
•	fire;
•	nature or man-made disasters;
•	work stoppages;
•	labor shortages;
•	component shortages; and
•	FDA compliance or other quality-related issues.

There can be no assurance that the occurrence of these or any other operational problems at our facility would not cause significant production delays, an inability to meet customer demand and a substantial loss in revenue. In addition, if any of these events occur at our Exeter, New Hampshire facility, we may need to engage contract manufacturers to assist us in manufacturing our products or product components. To this end, we recently engaged a third-party manufacturer to manufacture and assemble certain of our products at its facility in Tijuana, Mexico.

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

VAPOTHERM, INC.

November 3, 2021	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

November 3, 2021	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer