Form 10-K
period 2021-12-31
VAPOTHERM INC
filed 2022-02-24
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, was $543.1 million.

The number of shares of registrant’s Common Stock outstanding as of February 18, 2022, was 26,184,632.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to occur on June 21, 2022, are incorporated by reference into Part III of this report.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words and the use of future dates. Forward-looking statements include, but are not limited to, statements concerning:

•

estimates regarding the annual total addressable market for our High Velocity Therapy systems and other products and services, future results of operations, financial position, capital requirements and our needs for additional financing;

•

commercial success and market acceptance of our High Velocity Therapy systems, our Oxygen Assist Module, our Vapotherm Access (formerly known as HGE Digital Health) applications and offerings, and any future products we may seek to commercialize;

•

the commercial and clinical success of our strategy to create a respiratory care “ecosystem,” including our affiliation with RespirCare and other potential participants, and our ability to execute this strategy;

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

•

our ability to expand, manage and maintain our direct sales and marketing organizations in the United States, Germany, the United Kingdom and any other jurisdiction in which we elect to pursue a direct sales model , and to market and sell our High Velocity Therapy systems globally and to market and sell our Oxygen Assist Module in the United States and throughout the world;

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
•

our ability to establish, maintain, and use our intellectual property to protect our High Velocity Therapy technology, Oxygen Assist Module, and Vapotherm Access applications and offerings, and to prevent infringement of our intellectual property and avoid third party infringement claims;

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

iii

PART I

Item 1. Business.

Overview

We are a global medical technology company focused on the care of patients of all ages suffering from the respiratory distress often associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19. Our strategy is to become the world’s preeminent complex lung disease patient management company by combining digital, clinical and device solutions to create a healthcare ecosystem focused on improving the lives of complex lung disease patients while reducing the cost of their care. Our device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module, designed to automatically maintain SPO2 levels within a specified range for a defined period of time. Our digital solutions are focused on at home patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Our clinical solutions include affiliations with leading pulmonologists and other clinicians, offering both in person and virtual care, as well as our own call center staffed by experienced nurses. While these device, digital and clinical solutions function independently, we believe leveraging the three together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the Food and Drug Administration (“FDA”) in 2021 and is currently in limited market release. The HVT 2.0 platform is approved for therapy in multiple settings of care, including the home. As of December 31, 2021, more than 3.3 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 35,200 units, an increase of 22.9% compared to December 31, 2020, and an increase of 112.0 % compared to December 31, 2019.

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020, and a 53.5% compounded annual revenue growth rate from 2019 to 2021. The COVID-19 pandemic contributed to this transformation in at least two primary ways: first, it resulted in increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, and generally, resulting in high global demand for our technology and the concomitant rapid growth of our installed base referred to above. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s emergency department (“ED”) with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in expanded use of our products to treat all forms of Type 1 and Type 2 respiratory distress in a variety of settings.

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

The market for the treatment of respiratory distress is large and growing. Based on industry sources, we estimate that there are over 12 million patients who suffer from respiratory distress each year in the United States and select international markets that could benefit from our High Velocity Therapy technology. As a result, we believe the annual total addressable global market for our High Velocity Therapy technology exceeds $1.5 billion. We believe that an aging population and growing prevalence of heart failure and COPD will lead to an increase in the size of our total addressable market in the future. Additionally, if, as many believe, COVID-19 is now an annual, endemic respiratory illness that will recur in various mutations around the world, the size of our total addressable market already has increased.

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

NiPPV is typically an escalation therapy, which means that practitioners often start at low pressures and increase as tolerated until the patient stabilizes. Patients treated with NiPPV are often transferred to the ICU due to the high level of patient monitoring required. Clinical evidence published in the November 2007 issue of Respiratory Care shows that approximately 30% of patients are intolerant of NiPPV masks, which can cause them to become non-compliant with treatment. Patients who cannot tolerate NiPPV are often sedated and potentially intubated in preparation for mechanical ventilation. Intubation involves the insertion of a plastic tube into the trachea to maintain an open airway. Mechanical ventilation is a complex, invasive procedure that is associated with increased costs of care, lengths of stay, incidence of infections, ventilator dependence and mortality.

In contrast to NiPPV, our High Velocity Therapy technology delivers heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface to help reduce the work of breathing. Our Precision Flow systems, are clinically validated alternatives to NiPPV, and we believe they also provide the following primary benefits for the patient, the clinician and the hospital:

•	meaningful improvement in patient comfort and compliance;
•	facilitation of patient admissions to lower intensity, lower cost and less capacity-constrained care settings;
•	reduced risk of pressure ventilation related side effects; and
•	clinician workflow benefits, including easier administration and reduced patient monitoring.

A compelling body of clinical data supports the efficacy and benefits of High Velocity Therapy technology for respiratory distress. In 2018, the FDA, granted our de novo request for an expanded indication for the Precision Flow Hi-VNI system, which incorporates our High Velocity Therapy technology. The expanded indication was based on compelling clinical evidence and currently identifies this system as a high velocity nasal insufflation device that provides ventilatory support to spontaneously breathing patients suffering from respiratory distress in a hospital setting. The FDA also created a new classification, known as QAV, under which this system is currently the only product listed. We believe this expanded QAV indication, which encompasses actual ventilatory support in the indicated circumstances, clinically differentiates our system from other “high flow” systems, which are not indicated for the provision of ventilatory support and validates High Velocity Therapy as an attractive alternative to NiPPV. We are presently in the process of obtaining the QAV designation for our next generation HVT 2.0 platform, which we expect to receive from the FDA in 2022. Our goal is for our High Velocity Therapy products to become the standard of care for the treatment of respiratory distress in the hospital, in the home, and during EMS transport.

In certain countries outside the United States, we currently offer our Oxygen Assist Module, or OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The Oxygen Assist Module can be used with most versions of our Precision Flow system as well as the HVT 2.0. The Oxygen Assist Module helps clinicians maintain a patient’s pulse oxygen saturation, or SpO2, within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. We are in the process of seeking FDA approval to market the Oxygen Assist Module in the United States. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2021, we have sold our Precision Flow systems to over 2,200 hospitals across the United States, and in over 40 countries outside of the United States.

Presently, our revenues are derived principally from sales of Precision Flow systems and sales of the single-use disposable vapor transfer cartridges these systems require. We also derive revenue from ancillary products and services related to our Precision Flow systems. Due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, in 2020 we generated revenue primarily from sales of our Precision Flow systems. However, historically we have generated revenue primarily from sales of the disposable products utilized with our Precision Flow systems, and in the future, we believe we will generate revenue primarily from the sales of disposable products utilized with our systems. Our revenue grew from $48.1 million for the year ended December 31, 2019 to $113.3 million for the year ended December 31, 2021. Revenue from single-use disposables represented approximately 45.1% and 58.8% of our total revenue for the years ended December 31, 2020 and December 31, 2021, respectively, and increased 17.5% on a year over year basis. During this time, our international revenue also grew, representing 21.1% of our total revenue in 2020 and 25.7% of our total revenue in 2021. For the years ended December 31, 2019, 2020 and 2021, we incurred net losses of $51.1 million, $51.5 million, and $59.8 million, respectively.

We believe our anticipated growth will be driven by the following strengths: disruptive High Velocity Therapy technology supported by a compelling body of clinical and economic evidence; the expanded FDA indications we received for our next generation HVT 2.0 platform, enabling use in multiple settings of care; deep expertise in the area of closed loop control, machine learning based respiratory technology, the first example of which is our Oxygen Assist Module; new FDA clearances and/or approvals for our product pipeline, including the Oxygen Assist Module; a recurring revenue model with high visibility on our disposables utilization across a robust global installed base; an expanding digital and clinical footprint we expect will accelerate our strategy to become the world’s preeminent complex lung disease patient management company; dedicated respiratory sales forces in the United States, the United Kingdom and Germany, which we expect to extend to other growing international markets; experienced international distributors; a comprehensive approach to market development with established clinical and digital marketing teams; a robust and growing intellectual property portfolio; and an experienced senior management team and board members with deep industry practice.

In late 2020, we acquired HGE Health Care Solutions, LLC (“HGE”) a company which created a digital disease management solution for ongoing management of chronic respiratory disease. HGE developed a clinical services platform designed to help providers, payors and hospitals improve the quality of life of their COPD patients and reduce their cost of care by remotely monitoring their daily condition and responding early to changes that could signal an impending worsening of their COPD condition (known as an “exacerbation”). COPD exacerbations often result in emergency room visits and hospital admissions. HGE’s platform was built based on clinical protocols and supported by 12 years of research focused on finding a better way to provide care for a geographically and socio-economically diverse COPD patient population.

Unlike other disease management solutions, HGE effectively engages both patients and providers on a daily basis. A patient’s symptoms are typically logged daily via a mobile application, quickly establishing a baseline. From there, HGE’s intelligent platform enables clinicians to triage and respond to patients in need with same-day treatment plans that address current symptoms and seek to prevent impending exacerbations.

In mid-2021, we re-branded HGE as Vapotherm Access and launched “Vapotherm Access – Post Care” to hospitals, a program dedicated to reducing 30-day readmissions of recently discharged COPD patients. We also launched “Vapotherm Access – 365” to hospitals, providers and payors, extending the 30 days of post care to full year patient monitoring. As part of this initiative, we established a small direct sales force focused exclusively on Vapotherm Access- Post Care and Vapotherm Access – 365. We believe our Vapotherm Access platform can be adapted to address other respiratory conditions and will help us achieve the goal of making our High Velocity Therapy products the standard of care in a variety of clinical settings.

Our strategy includes: attracting new customers while driving penetration within our existing customer base, with a specific focus on educating those customers who first utilized our technology to treat the Type 1 respiratory distress experienced by COVID-19 patients on the efficacy of our High Velocity Therapy technology at also treating Type 2 respiratory distress such as COPD ; continuing to build a preeminent respiratory sales team to facilitate further adoption; increasing awareness of our solutions through social media, digital marketing, and medical education programs; continuing to drive manufacturing cost efficiencies and leveraging our infrastructure to expand margins; leveraging our innovation capabilities to expand our High Velocity Therapy and Oxygen Assist Module technologies; scaling our Vapotherm Access service offerings and integrating them with our other solutions; and expanding the range of respiratory conditions for which the Vapotherm Access platform can be utilized.

In late 2021, we affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI Management Group LLC (“PCI”) and PCI’s arrangements with RespirCare and its physician shareholder. Our affiliation with RespirCare is an important element of our strategy to become the world’s preeminent complex lung disease patient management company. Operating within established legal safe harbors and applicable regulatory requirements, we may in the future enter into similar arrangements with other participants in the complex lung disease continuum of care.

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
• Improved workflow
• Lower capital investment

Overview and Benefits of our Oxygen Assist Module

Our Oxygen Assist Module is a module designed for use with most versions of our Precision Flow systems, as well as our next generation HVT 2.0, and is designed to help clinicians maintain oxygen levels within a tight SpO2 range. The Oxygen Assist Module adjusts delivered FiO2 in response to SpO2 readings captured by a standard pulse oximetry probe. We launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States.

We believe our Oxygen Assist Module has the potential to address the key limitations of utilizing manual control to maintain oxygen levels, particularly in neonates, within a tight SpO2 range, and provides the following principal benefits to hospitals, patients and providers:

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

Our Product Portfolio

High Velocity Therapy Family

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

We received 510k clearance of our next generation HVT 2.0 High Velocity Therapy system from the FDA in 2021 and began a limited market release of this system in early 2022. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for wall air. With a variable oxygen connection (tank, wall or concentrator) the HVT 2.0 system is designed to support patients wherever they need respiratory support, including outside of the hospital in a home or future use in a field transport setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are intended to minimize clinician time spent on operating the equipment so they can focus on their patient.

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

Market Expanding Products

We are in the process of seeking FDA approval of our Oxygen Assist Module and have obtained an investigational device exemption for pediatric evaluation of the Oxygen Assist Module. On April 2, 2020, the Oxygen Assist Module was granted Breakthrough Device Designation by the FDA for on-demand titration of oxygen into warm humidified breathing gases delivered to spontaneously breathing patients based on continuous non-invasive monitoring of pulse oxygen saturation.

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

Clinical Results and Studies and Economic Data

We have a compelling body of clinical studies and economic data that supports the use of High Velocity Therapy technology for treating respiratory distress and providing non-invasive ventilatory support. Maintaining an ongoing cadence of clinical study and economic data publications is an important component of our strategy, including both Vapotherm-sponsored research and providing grants for investigator-initiated research.

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

Proportion of Time at SpO_2 Values
Proportion of Time In SpO_2 Value (%)
20
18
16
14
12
10
8
6
4
2
0
<80
80
85
90
91
92
93
94
95
100
SpO_2 (%) - Target Range 90-95
MANUAL
AUTOMATED

We are currently enrolling patients in a pediatric evaluation of the Oxygen Assist Module pursuant to an Investigational Device Exemption received from the FDA.

Sales and Marketing

As of December 31, 2021, our sales organization consisted of 102 full time employees serving our U.S. market across 60 sales territories and 35 full time employees serving international markets, 13 of whom serve our U.K. market. In 2021, 74.3% of our revenue was derived in the United States and 25.7% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

Commercial Activities Within the United States

We work to grow the sales of our disposable products by increasing the utilization and installed base of our Precision Flow systems. We utilize a direct sales organization in the United States that leverages numerous call points within the hospital, including physicians, respiratory therapists and nurses. Our sales team is focused on building relationships with clinicians across care settings, including EDs and adult, pediatric and neonatal ICUs, enabling our products to follow patients through the care continuum. We offer different options to our hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

We have structured our sales and clinical support team with specialized roles to sell our Precision Flow systems and single-use disposables, while delivering customer support and medical education on an ongoing basis. Our field sales representatives are responsible for identifying key customer prospects, educating them on the value of our High Velocity Therapy technology, gaining their commitment for acquiring and utilizing our capital units and introducing our clinical educators.

Our clinical educators enhance the experience for customers and help facilitate adoption and utilization. We established a medical education department that develops and delivers physician-to-physician, Company-sponsored education events, and sponsors continuing medical education programs focused on addressing respiratory distress.

Our customer service and technical support team is responsible for addressing maintenance, repairs and general product and technical questions to help ensure uninterrupted patient treatments. We also use an inbound digital marketing campaign to drive leads and accelerate sales. We leverage the internet, social media, and email channels to increase brand awareness and educate customers. For example, during 2020 and 2021 we were able to utilize our online Vapotherm Academy to train more than 37,000 caregivers on High Velocity Therapy technology, which proved critical during the COVID-19 pandemic when we were not able to directly access many hospitals in the United States, United Kingdom, and around the world. Data and analytics drive our decision making and help us hone our messaging and strategies. Educated and interested potential customers convert to sales prospects on our website and all leads integrate with our CRM system.

Commercial Activities Outside of the United States

We conduct our international business in the United Kingdom and Germany through a direct sales organization which, in the United Kingdom, is operated by our wholly owned subsidiary, Solus Medical Limited (“Solus Medical”). We conduct our remaining international business through a distributor model, partnering with 50 distributors in 54 countries around the world. We focus our efforts on our most established and fastest growing markets, including the United Kingdom, Germany, Brazil, Mexico, Spain, Italy and Japan. We have directly employed or retained through professional employment organizations 48 individuals to support our distributors in several of these key markets. Additionally, in the United Kingdom, our subsidiary Solus Medical now has 13 full time commercial employees. As in the United States, our direct sales teams in the United Kingdom and Germany and our distributors around the world work to grow the sales of our disposable products by increasing the utilization and installed base of our Precision Flow Systems. Our international sales and marketing efforts also encompass marketing of our Oxygen Assist Module in select countries. Our direct sales teams in the United Kingdom and Germany and our distributors around the world work to offer different options to our customers for acquiring Precision Flow capital units and Oxygen Assist Modules as appropriate on a country by country basis, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. We offer the Oxygen Assist Module in select international markets on both sales and time-based subscription models. We leverage our digital marketing platform abroad to educate our international clinicians, focusing primarily in the United Kingdom. We continue to evaluate market opportunities outside of the United States for business expansion.

Reimbursement

Payment for patient care in the United States is generally made by third-party payors, including private insurers and government healthcare programs. The reimbursement from third-party payors for patients that require High Velocity Therapy technology is typically intended to cover the overall cost of treatment, including the cost of our devices used during the procedure as well as the overhead cost associated with the facility where the procedure is performed. We do not directly bill any third-party payors and receive payment from the hospital or providers for our devices or services. RespirCare, the pulmonary medical practice with which we have affiliated, typically does bill third party payors in the ordinary course of its business.

Reimbursement for hospital services, including the cost of our devices, during an inpatient stay generally is made by the payor directly to the healthcare provider under a prospective payment system that is determined by a classification system known as Diagnosis Related Groups, or DRGs. A DRG is a statistical system of classifying any inpatient stay into groups for the purposes of payment using a number of factors including, among other things, the principal diagnosis, major procedures, discharge status, patient age and complicating secondary diagnoses. DRGs are used in both acute and chronic care settings and employed by both private insurers and government payors. Rather than paying the hospital or provider for what it spent caring for a patient, payors pay a fixed amount based on the patient’s DRG. Similar reimbursement methodologies that bundle the cost of our devices into a provider’s payment also exist for services provided to patients in the ED and out-patient settings.

Reimbursement for physician and clinical staff services provided in connection with Vapotherm Access is generally made by the payor directly to the healthcare provider based on applicable Current Procedural Terminology reimbursement codes, or CPT codes. There are presently five CPT codes that may describe professional services provided in conjunction with Vapotherm Access services. Coding guidelines from the American Medical Association and third-party payors govern when an applicable CPT code may be provided to report such services for reimbursement.

Research and Development

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

Other companies that offer treatments for respiratory distress against which we compete are larger businesses that have greater resources than we do. NiPPV is an established proven therapy and is currently better known to physicians, nurses and respiratory therapists, and it is currently considered the standard of care for treating patients with respiratory distress. However, we believe clinician awareness of High Velocity Therapy technology is increasing, particularly as a result of the COVID-19 pandemic. HGE competes in the technology enabled services and digital health industries, where some of its competitors include Livongo Health Inc., Vivify Health Inc., Propeller Health Inc., Conversa and Spire Health Inc.

Intellectual Property Portfolio

As of December 31, 2021, we held more than 165 issued patents and more than 95 patent applications, totaling an active patent portfolio of over 260 filings granted or pending, with expiration dates ranging from April 2022 through August 2039. These filings can be organized into four main categories representing our patent portfolio: Precision Flow, next generation system filings, Flow Rest, and various accessory technologies. In the United States, we hold 14 issued patents for the Precision Flow family, 11 for the Flow Rest family (a legacy device), nine for the accessories (including the Oxygen Assist Module), and five for our next generation technology. The Precision Flow patents are expected to expire between December 2022 and March 2033, the Flow Rest patents are expected to expire between November 2026 and December 2038, and the accessories patents are expected to expire between December 2031 and August 2038, with the next generation patents expected to expire between November 2033 and August 2039. Additionally, we have eight pending U.S. patent applications directed to our next generation technologies, two pending U.S. patent applications directed to our Precision Flow systems technology, one pending U.S. patent application directed to our Flow Rest technology and 13 pending U.S. patent applications directed to accessories for the aforementioned technologies (including the Oxygen Assist Module). We maintain a strategic international patent portfolio primarily in the European Union, Australia, Japan and China, with other counties pursued in select circumstances. Since 2016, we have maintained and executed on deliberate innovation areas designed to sustain the continued growth of our patent portfolio to protect our proprietary technology from competitor use.

As of December 31, 2021, we have at least 14 trademark registrations with the U.S. Patent and Trademark Office, at least 19 trademarks applications pending with the U.S. Patent and Trademark Office, at least 13 trademarks with common law rights, and a wide range of international protection of its trademarks with a focus of increasing brand awareness and market penetration globally.

Manufacturing and Supply

We manage all aspects of product supply through our operations team based in Exeter, New Hampshire. We manufacture certain components of our Precision Flow systems in-house, but primarily rely on third-party suppliers to source the majority of Precision Flow components. We outsource all of the manufacturing of our Oxygen Assist Module. Outsourcing manufacturing of both components or finished goods, as applicable, reduces our need for capital investment and provides expertise and the capacity necessary to meet demand for our Precision Flow systems and Oxygen Assist Module. During 2021, we continued to make improvements and adjustments to our production capacity in response to high demand for our products and labor shortages, including engaging a third-party manufacturer to assemble certain of our products at its facility in Tijuana, Mexico and hiring a significant number of temporary production workers. We assess, qualify and select our suppliers with a view towards ensuring that our High Velocity Therapy systems and Oxygen Assist Module, and their components are safe and effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits against the requirements of the FDA, the International Organization for Standardization and our own policies and procedures.

Certain components used in our High Velocity Therapy systems, and in the case of our Oxygen Assist Module, the finished good itself, are supplied by single source suppliers. Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We intend to maintain sufficient levels of inventory to enable us to continue our operations while we obtain another supplier if one or more of our single source suppliers were to encounter a delay in supply or end supply.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in the EEA (which is comprised of the 28 Member States of the European Union plus Norway, Liechtenstein and Iceland) and other countries in which we conduct business. Our products are subject to regulation in the United States as medical devices under the Federal Food, Drug, and Cosmetic Act, or FDCA, as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

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

The Medical Devices Regulation took effect on May 26, 2021. The new regulations among other things:

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

We initiated a product registration process in China for our Precision Flow systems, VTU and nasal interfaces in 2021. Our Precision Flow systems, VTU and nasal interfaces, which provide ventilatory support to neonatal and pediatric patients, as well as patients in EDs, ICUs, general care floors and LTACHs, are likely to be classified as Class II or Class III devices in China, subject to the NMPA’s classification designation.

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

The Chinese State Council passed new Medical Device Regulations, which replaced the previous Medical Device Regulations, effective June 1, 2021. The new Medical Device Regulations echo various regulatory reform initiatives unveiled by the NMPA in recent years with an aim to create a regulatory system that is conducive to device innovation. The new Medical Device Regulations reinforce post-approval compliance obligations and expect medical device marketing authorization holders to take primary responsibility for pre- and post-approval compliance. Additionally, the new Medical Device Regulations significantly increase penalties for all kinds of illegal actions, and introduce a dual penalty system, subjecting both companies and individual responsible persons to sanctions. This legislative development may result in the acceleration or delay of certain regulatory clearance or approval for our products in China.

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

Within the United States, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, collectively, HIPAA, which impose obligations on certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and certain of their “business associate” contractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information (referred to as “Protected Health Information” or “PHI”). We are a business associate of HIPAA covered entities under some of our lines of business. In our business associate relationships, we must comply with applicable HIPAA requirements and the contractual terms of our business associate agreements with HIPAA covered entities. In addition, HIPAA may affect our interactions with customers who are covered entities or their business associates because HIPAA affects the ability of these entities to disclose PHI to us. Various states also have laws that regulate the privacy and security of personal information and so may affect our business operations. Most notably, in 2018, California passed into law the California Consumer Privacy Act (“CCPA”), which took effect on January 1,

2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the European Union’s General Data Protection Regulation (2016/679), or GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a data breach involving their data. In addition to California, many states have laws that impose fines on entities that experience a data breach involving certain types of personal data or that permit consumers to bring private actions against parties that experience a breach involving their data.

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

With respect to Congressional action, tax legislation enacted at the end of 2017 removed penalties for not complying with the individual mandate to carry health insurance effective in 2019. The Trump Administration also took executive actions to undermine or delay implementation of the Healthcare Reform Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Healthcare Reform Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Healthcare Reform Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. It remains to be seen whether and how quickly the Biden administration may take executive action to accelerate the Healthcare Reform Act’s implementation. In December 2018, a federal district court found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. On appeal, a federal appeals court held in December 2019 that the individual mandate portion of the Healthcare Reform Act was unconstitutional and left open the question whether the remaining provisions of the Healthcare Reform Act would be valid without the individual mandate. On June 17, 2021, the Supreme Court ruled that the states and individuals that brought the lawsuit challenging the ACA’s individual mandate do not have standing to challenge the law, and accordingly, did not rule on the merits of the suit regarding whether the individual mandate was severable from the rest of the ACA. We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products (or the services provided using our products) or additional pricing pressure. Future healthcare legislation could also have a significant impact on our business. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, however, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on us.

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

Seasonality

Although we did not experience seasonality during 2020 or 2021 due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, historically prior to COVID-19 we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. We have experienced and may in the future experience higher sales in the fourth quarter as a result of increased sales from hospitals nearing their fiscal year-end that have not fully utilized the funds allocated to purchases of our Precision Flow systems. In the first quarter of each year we have experienced and may in the future experience higher sales in direct correlation with the number of patients presenting with respiratory distress due to the severity of the flu season, especially in the Northern Hemisphere. We expect COVID-19 to be a permanent part of the respiratory landscape similar to the flu or RSV. While COVID-19 surges are unpredictable, we believe that these surges will be aligned to changes in seasons when individuals spend more time inside. Thus, we believe that COVID-19 will most likely impact the first and fourth quarters of the year.

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 24, 2021.

Name	Age	Title
Joseph Army	58	President, Chief Executive Officer, and Director
John Landry	49	Senior Vice President, Chief Financial Officer, and Treasurer
Gregoire Ramade	52	Senior Vice President and Chief Commercial Officer

Brian Lawrence                 52                       Senior Vice President and Chief Technology Officer

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

John Landry has served as Senior Vice President, Chief Financial Officer, and Treasurer since July 2020 and served previously as Vice President, Chief Financial Officer, Secretary and Treasurer since August 2012. Prior to joining Vapotherm, he held a number of leadership roles at Salient from 2004 to 2011, including VP Accounting & Controller and VP Global Business Development. Mr. Landry also served as Director of International Marketing at Medtronic Advanced Energy from 2011 to 2012, which acquired Salient in August 2011. Prior to his time at Salient, he served in various financial leadership roles at Bottomline Technologies from 2000 to 2004, Hussey Seating Company from 1997 to 2000 and Coopers & Lybrand LLP from 1994 to 1997. Mr. Landry currently serves on the board of Liberate Medical, Inc. Mr. Landry graduated summa cum laude from Bentley College with a BS in Accountancy and is a certified public accountant (inactive status).

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

Brian Lawrence has served as our Senior Vice President and Chief Technology Officer since December 6, 2021. Prior to joining Vapotherm, Mr. Lawrence served as Chief Technology Officer & General Manager of Gravity Diagnostics, LLC, a diagnostics company, where he was responsible for technology and innovation programs across the company. Prior to joining Gravity Diagnostics, Mr. Lawrence served as Senior Vice President & Chief Technology Officer of Hillrom Holdings, Inc. (“Hillrom”), a medical device company, from 2010 to 2021. While at Hillrom, Mr. Lawrence was responsible for global technology and innovation teams of over 800 employees in seven countries and an annual budget of $150 million. He led a digital transformation for the company and created a new SaaS business valued at over $100 million. Prior to that position, he served as Chief Technology Officer of Life Support Solutions, a division of GE Healthcare, where he was responsible for global engineering teams of over 400 employees across the US, Europe, and Asia with a budget of over $70 million annually. Mr. Lawrence holds a Doctor of Philosophy, Electrical Engineering, from the Center for Research and Education in Optics and Lasers (“CREOL”), University of Central Florida, and a Master of Science, Electrical Engineering and a Bachelor of Science, Electrical Engineering from Massachusetts Institute of Technology.

Human Capital

Below are our core Guiding Principles which govern how we and our employees conduct business, prioritize, make decisions, and "work with one another:

•	We Are A Team
•	We Hire, Develop & Retain The Very Best People In the Medical Device Industry
•	Customers and their Patients Are Our Total Focus
•	We Have Clear, Direct and Respectful Communication With Everyone
•	We Make & Keep Commitments
•	We Deliver Consistently Superior Results Through Disciplined Planning & Execution

Recognizing the importance of our human capital, our Board of Directors, through the Compensation Committee, retains direct oversight of our human capital and oversees and reviews our culture and policies and strategies related to human capital management.

Employees

As of December 31, 2021, we had approximately 550 employees and contractors, consisting of approximately 510 full-time employees and contractors and approximately 40 part-time contractors. Of these 550 employees and contractors, 512 of them are located in the United States, 15 of them in the United Kingdom and nine of them in Germany. None of our domestic employees is subject to a collective bargaining agreement or represented by a trade or labor union. As of December 31, 2021, two of our international team members were subject to a collective bargaining agreement, comprised of two individuals retained through professional employment organizations. We believe our relationship with our employees is good.

Our Culture

As part of our corporate culture, we encourage our employees to make decisions, think outside the box and operate with flexibility and speed. To meet the rapidly growing needs of our Customers’, our teammates often face tight deadlines requiring overtime or work outside of normal business hours. We seek to recognize and reward our teammates for these efforts by hosting social activities to help strengthen teams and allow for different departments to get together in a casual setting. We host all company monthly Town Hall Meetings where we share updates on team development, quality initiatives, and patient stories, and recognize employees for embodying our Guiding Principles. We’ve earned Business New Hampshire Magazine’s “Best Company to Work For” recognition every year since the start of our involvement in the competition in 2016.

Code of Business Conduct and Professional Culture Principles

As part of our Mission, we are committed to conducting all of our business in a law-abiding and principled fashion and maintaining a professional culture. Each employee agrees to follow our Code of Business Conduct. We also understand that guidance is most impactful when teams have ownership in its creation, and to that end, our employees have established Professional Culture Principles, which are three bedrock principles that are universally applicable and help guide our employee decision-making. Our Professional Culture Principles are:

To achieve our shared Mission, we …

Actively seek and provide feedback,

Count on one another to act with integrity,

Treat everyone with respect.

Recognizing that our Professional Culture Principles and Code of Business Conduct may not address every situation our employees may encounter, other resources exist to assist our employees in their decision-making, including our management team and Professional Conduct hotline.

Employee Engagement

We provide all employees with the opportunity to share their opinions and feedback through a culture survey that is typically performed twice per year. Results of the survey are measured and analyzed to enhance the employee experience, promote retention, drive change, and leverage the overall success of our organization. Programs we have implemented in response to these surveys include monthly “Listening Lunches” hosted by our Chief Executive Officer and our Bright Idea Program where we solicit new ideas from employees to streamline processes, improve workflow and/or reduce costs.

Employee Development and Training

We recognize that successful execution of our strategy is dependent on attracting, developing and retaining top talent in all areas of the business. In furtherance of our Guiding Principle to Hire, Develop & Retain The Very Best People In the Medical Device Industry, we have an employee referral program to encourage our employees to help us to hire other talented individuals into the organization. We strive to hire the best fit for the role and for the team, and develop our existing employees in their current roles as well as preparing them for future roles within our company. On an annual basis, our Leadership Team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. This enables us to identify the resources and skill sets needed to meet our growth objectives. We perform quarterly employee evaluations and annual manager effectiveness evaluations where all team members provide input on how their leader is doing. We promote a continuous learning environment encouraging employees to attend relevant seminars and informational sessions and often refer tools for further development. We also offer monthly and yearly professional development opportunities to team members of all levels, including: Lab and Lecture for Leaders, Women’s Leadership Group, Communication Workshops, Annual Companywide Training Week, New Leader Bootcamp and ESL Courses.

Employee Safety, Health and Wellness

We are committed to maintaining a safe workplace and promoting the health and wellness of our employees. We have implemented multiple safety programs and regularly perform safety hazard evaluations within our manufacturing facility. Throughout the COVID-19 pandemic, our employees have been our first and foremost focus as we implemented a number of measures to provide a safe work environment. As the COVID-19 pandemic unfolded in 2020, we quickly shifted to a fully remote work environment where possible, while field-based sales and clinical employees continued to support accounts, utilizing technology to engage with customers in virtual settings when physical access is prohibited. When allowed to go into hospital accounts, our field team was there to answer any customer request which often required urgently needed visits, education and deliveries at all hours of the day, night and weekend. Our team was there to support those on the front line of the COVID-19 pandemic in any way they could. During the initial months of the pandemic, when critical resources were sparse, we provided “Essential Bags” to our Production and Warehouse employees on a weekly basis filled with toilet paper, hand sanitizer and non-perishable food items to help make a stressful personal situation a bit easier for all.

With respect to health and wellness, we want our employees to be their best self and therefore provide them access to a variety of innovative, flexible and convenient health and wellness programs designed to support their physical and mental health. These include, among others, health savings and flexible spending accounts, flexible work schedules, family leave and care resources, an on-site wellness coach, fitness classes, stress management sessions, and employee assistance programs, such as our Breathe Easy Fund, which supports employees and their families through times of hardship by the utilization of employee-raised funds. During 2021, we encouraged employees to get a COVID-19 vaccine by sharing information on the process of how to register and voluntarily extended paid sick leave and expanded family and medical leave coverage under the Families First Coronavirus Response Act into mid-2021.

Compensation and Benefits

We provide competitive compensation and benefits to attract and retain superior talent. In addition to salaries, our compensation and benefits, which vary by country/region, are in place as part of our “Pay for Performance” culture and can include annual bonuses, commission programs, stock-based compensation awards, employee stock purchase plan, a 401(k) plan with employee matching opportunities, tuition assistance, among many others. We believe in perpetuating an ownership culture throughout our organization. To that end, today approximately 94% of our team has equity in our Company that they either were granted upon hire or earned through performance. Our compensation program also includes several recognition awards throughout the year, including a formal award ceremony during our Annual “Vapotherm Invests in People” Week where we recognize the Impact Player of the Year, Innovator of the Year and Disciplined Planning & Execution of the Year and provide the recipients with additional stock-based compensation, money towards a vacation and extra paid-time off days.

Diversity, Equity and Inclusion

In furtherance of our Professional Culture Principle to treat everyone with respect, we strive to create a diverse workplace in which all employees feel respected, valued and empowered to reach their full potential. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs. We hold Diversity & Inclusion Roundtable sessions every other month both in person and virtually where we discuss different aspects of diversity and inclusion, why it is important to our business and how we can seek to further focus on it at Vapotherm. To facilitate diversity, we implement recruitment strategies to encourage diverse candidates to apply to positions for which they qualify.

Community Engagement

Throughout the year, we engage in community programs, such as our Care in the Air Day where our team is deployed to volunteer at local charitable organizations to give back to the local community. We give back to local families in need through our partnership with St. Vincent de Paul and New Hampshire Foster Care where we donate Thanksgiving baskets and Christmas gifts during the holidays. We also host our Annual Patient of the Year Celebration where Patient families are brought in from across the country and tell their story about how Vapotherm was able to help them. This event allows us to celebrate our Patients, as well as our great People who make, sell and develop our products, and demonstrates to our employees that their work with Vapotherm matters and impacts Patients and the greater community.

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

Summary Risk Factors

The following is a summary of the material risks that could adversely affect our business, operations, and financial results.

Risks Related to Our Business

•	We have incurred losses in the past and may not generate sufficient revenue to achieve or sustain profitability.
•	Our future disposable product revenue is dependent on growth and utilization of our installed base.
•	If clinicians are not willing to adopt our products, our business will be adversely affected.
•	Our long-term growth depends on our ability to compete effectively and develop new products.
•	We face intense competition and may be unable to compete successfully.
•	We have limited experience in marketing and selling our next generation products and services.
•	We depend upon successful clinical results to drive adoption of our products.
•	Manufacturing a portion of the components of our products in-house involves risk.
•	The COVID-19 pandemic has made our business difficult to predict and may in the future adversely affect our business.
•	We may be subject to product liability damages that could exceed our insurance coverage.
•	Our sales volumes, operating results and business are subject to seasonal and quarterly fluctuations.
•	We bear the risk of warranty claims on our products.
•	Because we are no longer an “emerging growth company” we will likely incur significant additional costs.
•	Our effective tax rate may fluctuate and we may incur tax obligations in certain jurisdictions.
•	Our ability to use our net operating loss carryforwards may be limited.
•	If the quality of our products is unacceptable, our brand and reputation could suffer.
•	Growth through acquisitions or investments in new businesses, products or technologies is risky.
•	We may be unable to manage our anticipated growth effectively.
•

Our strategy to become a complex lung disease patient management company, including our affiliation with RespirCare, may not be successful, presents unique business and regulatory risks, and requires competencies in areas where we have little or no experience.

Risks Related to Our Dependence on Others

•	We rely on third-party distributors to market and distribute our products in certain jurisdictions.
•	We rely on single source suppliers in certain cases and do not have long-term supply contracts, which is risky.
•

The COVID-19 pandemic has required us to maintain high inventory levels in order to meet fluctuating and unpredictable customer demand and these higher inventory levels can consume resources, reduce cash flows and, in some instances, result in impairment charges.

•	We rely on shipping carriers to deliver our products on a timely and cost efficient basis.
•	We rely on our senior management team and our ability to attract and retain highly skilled employees.

Risks Related to Government Regulation

•	We are subject to extensive government regulation, with which the failure to comply could harm our business.
•	We may not receive the necessary authorizations to market our future products.
•	If product modifications require 510(k) clearance or other authorizations, we may need to recall those products.
•	The misuse or off-label use of our products could harm our reputation, business and operating results and subject us to penalties.
•	Disruptions at the FDA and other government agencies could harm our business.

•	The failure of our products to be manufactured per governmental regulations would harm our business.
•	The failure of our products to work as intended would harm our reputation, business and operating results.
•	The sale of our products depends on adequate governmental or third-party payor reimbursement.
•	We face significant uncertainty in the industry due to government healthcare reform and other legislative action.
•	Industry or customer consolidation could harm our business.
•	U.S. or international legislative or regulatory reforms could harm our business.
•	Our failure to comply with fraud and abuse, transparency, licensure and other laws could subject us to penalties.

Risks Related to Our International Operations

•

Our international operations subject us to certain risks, including significant tariffs and other restrictions with doing business in China, and trade agreements, tax provisions, tariffs and economic sanctions, which could harm our business.

•	Our use of foreign contract manufacturers involves risks.
•	Our results may be impacted by changes in foreign currency exchange rates.
•	We could be adversely affected by violations of the Foreign Corrupt Practices Act and similar anti-bribery laws.

Risks Related to Our Intellectual Property

•	Intellectual property protection for our products is important to our competitive position.
•	Our business and competitive position are dependent on maintaining the confidentiality of our trade secrets.
•	Our brand name recognition is dependent on trademark and trade name protection.
•	Intellectual property disputes, which are common in our industry, could harm our business.
•	Our failure to comply with personal information laws could result in penalties and reputational damage.
•	Patent law changes could diminish the value of our patents.
•	Our competitive position is dependent on obtaining and maintaining patent protection, which is limited.
•	Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
•	We may not be able to adequately protect our intellectual property rights throughout the world.
•	We may be subject to damages from trade secret or breach of non-competition/non-solicitation agreements.

Risks Related to Our Indebtedness and Need for Additional Capital

•	Our substantial indebtedness involves risk and we may be unable to service, repay or refinance our debt when due.
•	Our failure to comply with loan agreement covenants could harm our financial condition.
•	Our loan agreement could restrict our operations and ability to respond to changes or to take certain actions.
•	We may need to raise additional capital, which may not be available on reasonable terms or at all.

Risks Related to Our Common Stock

•	The price of our common stock may be volatile and fluctuate substantially.
•	Our public company status is expensive and time-consuming.
•	We may be subject to securities litigation, which is expensive and could divert our management’s attention.
•	Our key stockholders and management could exercise influence over matters subject to stockholder approval.
•	A significant portion of our outstanding shares may be freely sold into the public market.
•	We do not anticipate paying any cash dividends on our common stock.
•	If analysts do not publish research, or publish inaccurate or unfavorable research, our stock price could decline.
•	Anti-takeover provisions in charter, bylaws and Delaware law may discourage an acquisition of us.
•	Our charter has an exclusive forum provision, which could limit stockholder litigation.

General Risk Factors

•	Our operations, and those of our suppliers and customers, are vulnerable to interruption or loss due to uncontrolled events.
•	Disruptions in our information technology systems could harm our business.
•	We have in the past and may in the future be subject to various litigation claims and legal proceedings.
•	Employment litigation and unfavorable publicity could negatively affect our future business.
•	Our insurance policies are expensive and protect us only from certain risks.

Risks Related to Our Business

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We have incurred net losses since our inception. We incurred net losses of $51.1 million, $51.5 million, and $59.8 million for the years ended December 31, 2019, 2020, and 2021, respectively. As a result of ongoing losses, as of December 31, 2021, we had an accumulated deficit of $376.7 million. We expect to continue to incur significant product development, regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter.

Since 2008, our revenue has been derived primarily from sales of our Precision Flow systems and associated disposable products. Going forward, we anticipate that our revenue will be primarily derived from a combination of our Precision Flow and next-generation High Velocity Therapy products and their associated disposable products, our Oxygen Assist Module, and our HGE products and services, which we have rebranded as Vapotherm Access. Our Oxygen Assist Module launched in the United Kingdom, select European markets, and Israel in late 2020, and we are in the process of seeking FDA approval to market this product in the United States. However, demand for these products and services may decline or may not increase as quickly as we expect, or, in the case of new or next-generation products and services, may never materialize. Our ability to generate revenue from sales of our existing products and services, or from any products and services we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows.

We expect that our operating expenses will continue to increase as we continue to expand our sales and marketing organization, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our High Velocity Therapy technology or our Oxygen Assist Module, to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

Historically, our revenue is primarily generated from sales of the disposable products utilized with our Precision Flow systems, and we are therefore highly dependent on growth and utilization of the installed base of those systems, and next generation versions of such systems, for our success.

We began selling our High Velocity Therapy technology and our Precision Flow Plus systems in the United States and in select international markets in 2018 and 2017, respectively. Sales of our Precision Flow systems and associated disposable products accounted for substantially all of our revenue for the years ended December 31, 2020 and 2021. We expect that sales of our High Velocity Therapy systems, our Oxygen Assist Module, and their associated disposable products will continue to account for the majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by clinicians and customers, among others, of our High Velocity Therapy systems to treat both type I (hypoxic) respiratory distress, where patients do not receive sufficient oxygen, such as is experienced by COVID-19 patients, and type II (hypercapnic) respiratory distress, where patients are unable to clear sufficient carbon dioxide, such as is experienced by patients suffering from COPD, and of our Oxygen Assist Module to help maintain the pulse oxygen saturation, or SpO2, within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Some clinicians may not adopt High Velocity Therapy because they have prior experience with, or a preference for, other treatment options that are more established, such as NiPPV, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with High Velocity Therapy. Some customers may decide to not purchase our High Velocity Therapy systems if, among other potential reasons, they believe our pricing is too high or that alternative devices to manage respiratory therapy are either more clinically efficacious or more cost effective than our product. For example, our Precision Flow systems are significantly more expensive than conventional heated humidified oxygen delivery devices.

If clinicians are not willing to adopt our High Velocity Therapy systems to treat respiratory distress or our Oxygen Assist Module to help maintain oxygen levels within a targeted range, these products may fail to gain increased market acceptance, and our business will be adversely affected.

We expect to grow our revenue by driving increased adoption of our High Velocity Therapy systems to treat spontaneously breathing patients of all ages suffering from respiratory distress and of our Oxygen Assist Module to help clinicians maintain oxygen levels within a targeted range. While the number of clinicians adopting High Velocity Therapy has increased in recent years, there is a significant subset of clinicians who have not adopted High Velocity Therapy, and may never do so, for a number of reasons, including:

•	our inability to obtain key opinion leader support for High Velocity Therapy as a sound therapeutic option for treatment of both type I and type II respiratory distress;
•	our inability to persuade hospitals and clinicians that High Velocity Therapy is a sound therapeutic option for treatment of both type I and type II respiratory distress;
•	our inability to convince current customers to acquire additional equipment;
•	perceived inadequacy or unavailability of clinical evidence supporting the benefits or cost-effectiveness of High Velocity Therapy over existing alternatives;
•	liability risks generally associated with the use of new products and procedures;
•	the training required to use new products;
•	inadequate product quality; and
•	perceived high cost.

Few clinicians have adopted our Oxygen Assist Module for use with our Precision Flow systems, in part because we only launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States. Clinicians may choose not to adopt our Oxygen Assist Module for similar reasons that clinicians may not adopt High Velocity Therapy systems.

Clinicians, including physicians and other medical professionals such as nurses and respiratory therapists, historically utilize NiPPV to treat patients in respiratory distress, and manual control to maintain oxygen levels within a targeted range. We believe that educating clinicians about the clinical and economic merits and patient benefits of our High Velocity Therapy technology as a viable alternative treatment for both type I and type II respiratory distress and our Oxygen Assist Module to help clinicians maintain oxygen levels within a targeted range are key elements for increasing the adoption of our High Velocity Therapy systems and Oxygen Assist Module. If additional clinicians do not adopt, or existing customers cease using our High Velocity Therapy systems or Oxygen Assist Module for any reason, including those listed above, or if we are unable to expand the use of our systems to treat both type I and type II respiratory distress, our ability to grow our revenue will be impaired, and our business may be adversely affected.

We are presently not profitable, and we may be unable to generate sufficient revenue to achieve and sustain profitability.

We will need to generate significant additional revenue to achieve and sustain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock. In order to successfully commercialize and derive revenue from our products and services, we will need to continue to expand our marketing efforts to develop new relationships and expand existing relationships with customers, to obtain authorization to market our products in additional countries, to achieve and maintain compliance with all applicable regulatory requirements, to develop and commercialize our products with new features or for additional indications, and develop or acquire new products. If we fail to successfully commercialize our products, we may never receive a return on the substantial investments we have made in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance, as well as further investments we intend to make, which may cause us to fail to generate revenue and gain economies of scale from such investments.

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

Our long-term growth depends on our ability to compete effectively in the respiratory market by commercializing our products and services currently in development as well as developing and commercializing new products and services through our research and development efforts.

Given the competitiveness of our industry, our future business prospects depend in part on our ability to develop and commercialize new products and services, such as Vapotherm Access, and new applications for products that offer improved performance and cost-effectiveness. New technologies, techniques, products or services could emerge from competitors that might offer better combinations of price and performance than our products and services. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider preferences and practices, in order to successfully commercialize new technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

We might be unable to successfully commercialize our products and services or obtain the necessary authorizations to do so. The success of any new product or service offering, or enhancement to an existing product or service, will depend on numerous factors, including our ability to:

•	properly identify and anticipate clinician and patient needs;

•	identify, retain, and manage third-party design and development firms where appropriate to accelerate development;
•	develop and introduce new products and services, or enhancements to such, in a timely manner;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•	obtain and retain third-party licenses required for the development, commercialization, and/or utilization of new products;
•	demonstrate the safety and efficacy of new products and services;
•	obtain the necessary regulatory authorizations to market new products and services or enhancements to such; and
•	deliver products at a price point that is both profitable and acceptable to the market.

If we do not develop and obtain regulatory authorization to market new products and services, or enhancements to such, in time to meet market demand, or if there is insufficient demand for these products, services or enhancements, our results of operations will suffer. Our internal research and development efforts and our outsourced third-party design and development initiatives may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, service, technology, material or other innovation. In addition, even if we are able to develop enhancements or new generations of our products and services successfully, these enhancements or new generations of products or services may not produce revenues in excess of the costs of development or may quickly be rendered obsolete by changing customer preferences or the introduction of competitive products or services embodying new technologies or features.

Additionally, we must carefully manage our introduction of new products and services. If potential customers believe our new products or services will offer enhanced features or be sold for a more attractive price, they may delay purchases until such products or services are available. We may also have excess or obsolete inventory as we transition to new products, and we have limited experience in managing product transitions

We face intense competition and, if we are unable to compete successfully with such competition, our revenue, market share and financial results could be adversely affected.

The medical device industry generally and the respiratory market specifically, are characterized by intense competition and evolving industry standards. We compete with a number of manufacturers of non-invasive ventilation products for the treatment of respiratory distress, and on a secondary basis, with conventional heated humidified high flow oxygen devices that facilitate high flow oxygen delivery for hypoxemic patients. To a lesser extent, we compete with providers of other respiratory support solutions to enhance oxygen delivery such as non-rebreather masks and oxygen cannulas.

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

HGE, which we have rebranded as Vapotherm Access, competes in the technology enabled services and digital health industries, where some of its competitors include Livongo Health Inc., Vivify Health Inc., Propeller Health Inc., Conversa and Spire Health Inc.

Many of our competitors are large, well-capitalized companies with greater resources, more products and a longer history in the respiratory care market than we have. Other competitors are smaller companies who have or in the future may benefit from a strategic investment or acquisition by one of our larger competitors. Our larger competitors are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Some of these competitors have:

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

Many of our competitors have significant development and clinical resources and can rapidly follow any innovations we bring to the marketplace. For example, our competitors could seek to obtain 510(k) clearance for expanded labeling of their products using our current or future High Velocity Therapy technology products as predicate devices. Even if our technology and business strategy is more effective than the technology and business strategy of our competitors, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and business strategies and as new companies enter the market with new technologies and business strategies. We may not be able to compete effectively against these organizations. Increased competition in the future could adversely affect our revenue, market share and financial results.

We have limited experience in directly marketing and selling our products in international markets, and if we are unable to successfully expand our international direct sales infrastructure and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products in international markets and we may never generate sufficient revenue to achieve or sustain profitability.

We have limited experience directly marketing and selling our products in international markets. In the United Kingdom, we acquired our former distributor, Solus Medical Limited, on February 28, 2019, and we have converted this market to a direct sales model. Additionally, we established a direct sales model in Germany in 2021. We have no experience directly marketing and selling our products in other international countries. As in the United States, our operating results in international markets are dependent upon our sales and marketing efforts in those countries, and if we fail to adequately promote and market our products, our sales in those countries could significantly decrease.

We have limited experience marketing and selling Vapotherm Access as a chronic respiratory disease management platform or selling value-based patient management arrangements to hospitals and payors, and no prior experience affiliating directly with a medical practice such as RespirCare or offering products or services that may be directly reimbursable to us by payors.

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

As we launch new products and increase our marketing efforts with respect to our High Velocity Therapy systems, Oxygen Assist Module and Vapotherm Access, we have expanded and potentially will need to continue to expand or restructure our marketing and sales networks, as well as modify and improve our sales program offerings, such as, for example, our provision of bundled discounts involving the placement of Precision Flow capital units at no upfront charge in connection with the customer’s ongoing purchases of disposable products. If the percentage of customers who acquire our technology in this manner increases relative to the percentage of customers who purchase our High Velocity Therapy systems through an upfront or financed payment, the percentage of our revenue derived from High Velocity Therapy systems may decrease. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales representatives and clinical educators, and on ensuring our sales programs satisfy the needs of our customers. New sales hires require training and take time to achieve full productivity. If we fail to train new sales hires adequately, if we experience high turnover in our sales force in the future, or if our sales program offerings do not satisfy the needs of our customers, new hires may not become as productive as may be necessary to maintain or increase our sales. As a result, we may be required to restructure our sales organization, which would be costly, divert management attention, and lead to both planned and unplanned turnover. If we are unable to appropriately expand our sales and marketing capabilities and educational initiatives domestically and internationally, we may be unable to effectively commercialize our products.

Supporting our products with clinical evidence is a key element of our strategy. We conduct and plan to conduct a range of nonclinical, as well as clinical trials, comparative effectiveness, economic and other studies of our products. Our clinical trial efforts have been hampered by the difficulty in recruiting patients and clinicians to participate in such studies during the COVID-19 pandemic. Inability to complete clinical studies in a timely fashion, or unfavorable results from these trials or studies or from similar trials or studies conducted by others may negatively affect the use or adoption of our products by physicians and hospitals, which could have a negative impact on the market acceptance of these products and their profitability.

We expect to continue to expand our marketing programs in the United States and internationally, and to fund research and development activities, including additional investment in sponsored and investigator initiated clinical and nonclinical trials and studies. The purpose of these nonclinical and clinical trials and studies is to obtain clinical efficacy, economic, and comparative effectiveness information about our products in an effort to generate comprehensive clinical and real-world outcome and cost effectiveness data in order to obtain product approval and drive further penetration in the markets we serve. In the event that these trials and studies, or similar trials and studies conducted by others, are slowed due to the COVID-19 pandemic or for other reasons, or yield unfavorable results, particularly those in which we target severely hypercapnic patients, those results or delays could negatively affect the use or adoption of our products by hospitals and clinicians, or the reimbursement for our products by payors, thereby compromising market acceptance and profitability.

We currently manufacture our products, and some components of our products, in-house, and expect to continue to do so in the future, and the inability to produce the products or components we manufacture in-house could cause significant production delays, an inability to meet customer demand and a concomitant loss in revenue.

We currently manufacture our products and some components of our products, in-house. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Exeter, New Hampshire. The operations at this facility may be disrupted by a number of factors, including:

•	delivery problems;
•	inability to hire and retain manufacturing personnel;
•	financial condition or results of operations;
•	internal inefficiencies;
•	manufacturing equipment failure;
•	severe weather;
•	fire;
•	nature or man-made disasters;

•	work stoppages;
•	labor shortages;
•	component shortages; and
•	FDA compliance or other quality-related issues.

There can be no assurance that the occurrence of these or any other operational problems at our facility would not cause significant production delays, an inability to meet customer demand and a concomitant loss in revenue. In addition, if any of these events occur at our Exeter, New Hampshire facility, we may need to engage contract manufacturers to assist us in manufacturing our products or product components. To this end, we recently engaged a third-party manufacturer to manufacture and assemble certain of our products at its facility in Tijuana, Mexico.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business, manufacturing, and other disruption or, as in the case of the COVID-19 pandemic, the need to rapidly scale our production to meet increased demand in a cost-effective manner, or the inability to do so, any of which could materially affect our business, financial condition and results of operations. For example, the COVID-19 resulted in certain disruptions to our business during 2021 and may in the future cause additional disruptions. Examples of such disruptions include without limitation the following:

•

The health and wellbeing of our employees, including our operations and production teams, our sales representatives and our clinical educators who may be diagnosed with COVID-19 and unable to work, or who may be placed in quarantine due to potential exposure to COVID-19, or who may need to care for family members diagnosed with COVID-19, and in each case such developments may result in significant business disruption.

•

Limited access to hospitals, clinicians and other customers, and to key component vendors, due to COVID-19 related access restrictions, resulting in reduced sales and clinical education opportunities and a limited ability to collaborate on technical matters.

•

The need to place additional demands on our employees during periods of high demand for our products, potentially resulting in burn-out, fatigue, mistakes, re-work and excess turnover. The need to make rapid changes to processes while maintaining compliance with our quality systems and other regulatory requirements.

•	Fluctuations in demand potentially leading to volatility in our operations and supply chain and difficulty in planning and predicting our business and our inventory levels.

Supply chain disruptions, freight delays and shipping and component price increases as our vendors and carriers experience many of the same issues we experience.

•	Restrictions imposed in international markets which could restrict or delay our ability to ship product into those markets and service our customers there.
•	Difficulty in retaining and recruiting employees due to pandemic related restrictions and government payments.
•	Inability to raise capital or comply with debt covenants due to COVID-19 related volatility caused by the items listed above.

In addition, demand for our products and services is likely to decrease as the COVID-19 pandemic subsides and hospitals deploy less of their budgets to acquiring additional respiratory equipment due to significant inventories already on hand because of increased purchases during the pandemic.

The full extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, and the continuing effectiveness of vaccines among others. Additionally, strategies relating to limiting the impact of COVID-19 have become highly politicized around the world. To the extent the COVID-19 pandemic, whether on its own or in connection with any political, economic, and civil instability adversely affects our business and financial results, our distributors’ and suppliers’ business and financial results, or our customers’ business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including without limitation those relating to our ability to generate revenue and improve on or hold our current gross margin, the price of our common stock, our susceptibility to securities or other types of litigation, our significant amount of indebtedness, our need to generate sufficient cash flows to service our substantial indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

We provide customers with a one-year warranty on our Precision Flow systems’ capital purchases, with limited exceptions. For the years ended December 31, 2019, 2020 and 2021, we incurred warranty expense of $0.1 million, $0.6 million, and $0.2 million, respectively. We bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or any recovery from such vendor or supplier may not be sufficient to cover our losses. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in our inability to recover any costs incurred by us.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. For example, on February 28, 2019, we acquired our former distributor in the United Kingdom, Solus Medical, providing us with a U.K.-based wholly owned subsidiary and direct sales organization. As another example, on November 13, 2020 we acquired HGE, a software as a service platform for ongoing management of chronic respiratory disease. And, on November 2, 2021, we affiliated with RespirCare by acquiring its management company PCI. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

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

•	inability to successfully integrate or develop a distribution channel for acquired product lines;
•	diversion of management’s attention from our core business and disruption of ongoing operations;
•	inability to effectively manage our expanded operations;
•	disruption to our existing operations and plans;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering new markets or businesses in which we have limited or no experience;
•	potential losses related to investments in other companies;
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

We have been growing significantly over the past three years. Our revenue grew from $48.1 million for the year ended December 31, 2019 to $113.3 million for the year ended December 31, 2021. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly, including into markets or countries in which we have limited or no prior operating and commercial experience. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

Remote Physiologic Monitoring support services provided by Vapotherm Access present unique business and regulatory risks.

Health care providers pay HGE to provide RPM support services to help them remotely monitor the health and well-being of patients with certain chronic respiratory conditions. There are unique business and regulatory risks associated with these services, including, among others:

•

Patient Enrollment/Attrition: The business viability of Vapotherm Access is dependent on working with providers and payors to identify a target patient population and engage with them on an ongoing basis. If we are unable to continue to engage these patients and give providers information regarding their patients’ health and well-being, providers may be less willing to enroll their patients in Vapotherm Access support services.

•

Therapeutic Adherence: The ability of Vapotherm Access to help providers improve the health of a target patient population is dependent on patients adhering to their prescribed therapy and submitting certain measurements and information to our RPM platform. Patients’ failure to adhere to therapy could undermine the utility of these support services and negatively impact our business model.

•

Changing Coverage and Reimbursement Landscape: Demand for Vapotherm Access services is affected by the ability of providers to receive reimbursement for these services from government and private payors. Coverage and reimbursement requirements for RPM services and devices is evolving. Changes in payor coverage and reimbursement that limit available RPM reimbursement for providers may materially impact demand for Vapotherm Access services and devices.

•

Inability to Show Savings in Value-based Arrangements: Under some RPM support services arrangements, Vapotherm Access may receive compensation tied to improvements in the quality of patient care and the concomitant reductions in treatment cost expected to follow. If Vapotherm Access services do not assist providers in meeting certain quality or cost metrics, may not realize the potential revenue associated with meeting those metrics.

•

Compliance with Health Care Laws: As discussed in greater detail throughout these risk factors, we conduct business in a heavily regulated and closely scrutinized industry. Comprehensive statutes and regulations govern the payments for our RPM devices and services and further regulate the manner in which we interact with payors, providers, and patients. With respect to Vapotherm Access, laws and regulations that govern providers’ eligibility for reimbursement from federal healthcare programs for Vapotherm Access RPM and other services may have a significant effect on the commercial success of Vapotherm Access and may also pose a risk of liability for us if provider customers submit claims for payment to federal healthcare programs in connection with Vapotherm Access services that do not meet applicable coverage and reimbursement requirements. In addition, Vapotherm Access is subject to HIPAA by virtue of the services it provides as a business associate of health care provider customers that are HIPAA covered entities. While we make every effort to comply with all applicable laws and regulations, if we fail to do so, we could incur civil, criminal, or contractual penalties, be required to make significant changes to our operations, or experience adverse publicity. Any of these outcomes could have a material adverse effect on our business, financial condition and operating results.

Our affiliation with RespirCare, a professional entity we do not own and have no experience operating, was structured to ensure compliance with state laws prohibiting the corporate practice of medicine or fee splitting. We believe our affiliation with RespirCare was established and is being executed in compliance with law; however if our affiliation with RespirCare is found to be in violation of these or any other applicable laws our business would be adversely affected and we could be subject to penalties.

The laws of many states prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements with physicians on account of state corporate practice of medicine or fee-splitting laws. These laws generally prohibit the practice of medicine by, or sharing of professional fees with, lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a physician’s professional judgment. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by courts, state boards of medicine and state attorneys general. Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

Through subsidiaries we entered into various agreements with RespirCare, an Oklahoma professional limited liability company, which in turn enters into contracts with providers to render professional medical services. Our agreements with RespirCare include a management services agreement between our subsidiary, Vapotherm Access Management Services LLC (“Manager”), and RespirCare, pursuant to which Manager provides day-to-day non-clinical management and administrative services to RespirCare, which reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services, including telehealth services, to patients. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, changes in, or subsequent interpretations of, the corporate practice of medicine laws could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

We do not own RespirCare, which is a 100% physician owned independent entity. RespirCare is owned by a prominent Tulsa, Oklahoma pulmonologist. While we expect this relationship to continue, we cannot guarantee that it will. A material change in our relationship with RespirCare or its owner, whether resulting from a dispute or a change in government regulation, could impair our ability to execute our strategy and could have a material adverse effect on our business, financial condition and results of operations. In addition, our subsidiaries’ contractual arrangements with RespirCare, which we have entered into in order to comply with state corporate practice of medicine doctrines, could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with RespirCare could have a material adverse effect on our business, financial condition and results of operations and, potentially, subject us to penalties.

We have no experience affiliating with or managing a medical practice and its network of providers. There is a risk this lack of experience will make it difficult to execute on our strategy of becoming a patient management company specializing in complex lung disease or cause our strategy to fail with respect to our relationship with RespirCare and, potentially, other providers. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other healthcare provider networks, acquiring and retaining patients, and attracting, integrating, and retaining skilled network providers. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating this component of our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

In connection with our strategy of becoming the preeminent complex lung disease patient management company, we expect to enter into value-based managed care arrangements with other participants and payors in the continuum of care for complex lung disease patients. If our value-based care arrangements violate the law, our business could be adversely affected and we could be subject to penalties; further, there is no guarantee such value-based arrangements will be established or that, if established, they will be successful or profitable.

On November 20, 2020, the Centers for Medicare & Medicaid Services and the U.S. Department of Health and Human Services’ Office of the Inspector General issued two final rules implementing changes to the Physician Self-Referral Law, or Stark Law, and the Anti-Kickback Statute (“AKS”), which largely became effective on January 19, 2021. Among other rule changes, the final rules provided new exceptions and safe harbors to the Stark Law and the AKS, respectively, for certain value-based arrangements, designed to encourage healthcare innovation and protect arrangements that further care coordination and increased efficiencies to improve outcomes and the quality of care for patients.

On November 2, 2021, the Company formed Vapotherm Access Care Management Network LLC, a subsidiary of HGE, in order to establish a value-based enterprise (“VBE”) that will enter into various value-based arrangements with participants of the VBE related to the coordination and management of care for patients with respiratory disease, including through the provision of Vapotherm Access services to such patients. The VBE’s current participants are RespirCare and Vapotherm Access, and we expect that in the future other healthcare organizations, providers, and third party payors will become VBE participants. We have structured and will structure the VBE’s value-based arrangements to comply with many of the criteria for safe harbor protection under the AKS; however, these value-based arrangements may be found to not satisfy all elements of applicable safe harbors. If one or more of the VBE’s value-based arrangements with healthcare organizations and healthcare providers were found to be in violation of the AKS, the Stark Law or other similar laws, we could be required to restructure or terminate such arrangements. We could also be required to repay to Medicare, Medicaid or other federal healthcare program amounts pursuant to any prohibited referrals, and we could be subject to criminal and monetary penalties and exclusion from federal and state healthcare programs. Imposition of any of these penalties could have a material adverse impact on our business, financial condition and results of operations.

In line with the value-based exceptions and safe harbors under the Stark Law and AKS, there is a broader trend in the healthcare industry to transition from volume to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. While these models provide us with opportunities to provide new or additional services and to participate in incentive-based payment arrangements through the VBE and its value-based arrangements with healthcare organizations and healthcare providers, there can be no assurance that such new models and approaches will be created or be profitable to us. Further, new models and approaches may require investment by us to develop technology or expertise to offer necessary and appropriate solutions or support to RespirCare, HGE and other VBE participants, and we do not fully know the amount and timing for return of such investment at this time. New and existing laws, regulations or guidance on value-based arrangements could have a material adverse effect on our operations and could subject us to the risk of restructuring or terminating our arrangements with RespirCare, HGE and other VBE participants, as well as the risk of regulatory enforcement, penalties and sanctions, if state or federal enforcement agencies disagree with our interpretation of these laws.

The success of the VBE depends upon our continued ability to collaborate with and expand a network of high-caliber healthcare organizations and healthcare providers as VBE participants who can provide high quality of care, improve clinical outcomes and effectively manage healthcare costs, which are key drivers of our profitability. Our VBE participants could demand an increased payment arrangement or take other actions, or fail to take actions, that could result in higher medical costs, lower quality of care for our members, harm to our reputation or create difficulty meeting regulatory or other requirements. Likewise, our VBE participants could take actions contrary to our instructions, requests, policies or objectives or applicable law, or could have economic or business interests or goals that are or become inconsistent with our own. Further, our VBE participants may not engage with our platform to assist in improving overall quality of care and management of healthcare costs, which could produce results that are inconsistent with our estimates and financial models and negatively impact our growth.

Members will receive care from our affiliated professional entity, RespirCare, Vapotherm Access, and other VBE participants. We cannot guarantee the quality and efficiency of services from such VBE participants. Members who receive sub-optimal healthcare from such participating providers may be dissatisfied with our VBE participant healthcare organizations and healthcare providers, which would have a negative impact on member satisfaction and retention. Any of these consequences could adversely impact our business, financial condition and results of operations. We could also experience significant losses if the expenses incurred to deliver healthcare services to our attributed members exceed revenues we receive from payors in respect of our attributed members. To manage total medical services expense, we rely on RespirCare’s and other VBE participants’ ability to improve clinical outcomes, implement clinical initiatives to provide a better healthcare experience for our members and accurately and sufficiently document the risk profile of our members. If the cost of medical care provided exceeds the corresponding revenue we receive, we may realize operating deficits, which could lead to substantial losses.

Risks Related to Our Dependence on Others

Except for in the United Kingdom and Germany, we rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

Except for in the United Kingdom and Germany where we now have direct sales organizations, we rely on our network of third-party distributors to market and distribute our products internationally. Internationally, we sell our products through a network of 50 independent distributors. Through these distributors, we sell our products in 54 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent distributors and we may again experience such issues in the future.

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

We obtain some of the components and subassemblies included in our High Velocity Therapy Precision Flow systems from single source suppliers and the partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

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

If we are unable to satisfy commercial demand for our products in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use alternative products. In addition, we could be forced to secure new or alternative components and subassemblies through a replacement supplier. Finding alternative sources for these components and subassemblies could be difficult in certain cases and may entail a significant amount of time, disruption and increased cost. In some cases, we would need to change the components or subassemblies if we sourced them from an alternative supplier. This, in turn, could require product redesigns which could potentially require additional FDA or international clearance or approval before we could use any redesigned product with new components or subassemblies, thereby causing further costs and delays that could adversely affect our business, financial condition and operating results.

We do not have long-term supply contracts with all our third-party suppliers.

We purchase components and subassemblies from third-party suppliers, including some of our single source suppliers, through purchase orders and do not have long-term supply contracts with some of these third-party suppliers. These third-party suppliers, therefore, are not obligated to perform services or supply products to us for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. For certain of these suppliers, we do not maintain large volumes of inventory. If we inaccurately forecast demand for components or subassemblies, our ability to manufacture and commercialize our High Velocity Therapy systems could be delayed and our competitive position and reputation could be harmed.

We often maintain high levels of inventory from our single source suppliers, which could consume a significant amount of our resources, reduce our cash flows and lead to inventory impairment charges.

Our High Velocity Therapy systems consist of a substantial number of components. In order to market or sell them effectively, we often must maintain high levels of inventory of the product and its components from our single source suppliers. The manufacturing process requires lengthy lead time during which components may become obsolete, and we may over- or under-estimate the amount needed of a given component, in which case we may expend extra resources or be constrained in the amount of end product that we produce.

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

Additionally and as noted above, our strategy to become a complex lung disease patient care company will subject us to a variety of additional state and federal laws and regulations.

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

On May 26, 2021, the new EU Medical Devices Regulation (Regulation (EU) 2017/745 of the European Parliament and of the Council), or the MDR, replaced the EU MDD in the European Economic Area. In regard to the UK, because the MDR was codified into UK law at the time of Brexit, the same MDR requirements will apply to our commercial activity in the UK, at least during the post-Brexit transition period.

The new MDR imposes more strict requirements on medical device manufacturers and the Notified Bodies whom they must involve in the conformity assessment procedure (other than self-declaration Class I non-sterile, non-measuring devices and (new) non-reusable surgical instruments). The MDR adds new requirements, such as a reclassification of certain devices, a Unique Device Identification (UDI) system, a wider scope of the Quality Management System including clinical evaluation and post-marketing clinical follow-up, a clinical evaluation procedure for some Class IIb and Class III devices by an independent expert panel, among others. New medical devices introduced after May 26, 2021 must comply with the MDR rules. That means we now need to undergo the applicable conformity assessment procedure according to MDR, through representation by a Notified Body, for all new devices we introduce. The new devices have to be CE marked pursuant to MDR.

The sale and marketing of imported medical device products in China are subject to notifications (for Class I devices) or registrations (for Class II and III devices) with the NMPA. The CMDE of the NMPA will need to conduct technical review of product safety and effectiveness with respect to imported Class 2 and Class 3 devices. The statutory time limit for such technical review is 60 working days for Class 2 devices and 90 working days for Class 3 devices. Additional time can be required for the response to the CMDE’s deficiency notices and the GMP compliance inspections conducted by the Center for Food and Drug Institute (“CFDI”) of the NMPA. Furthermore, manufacturers are likely to be required to conduct local clinical trials in China if their devices are not on the NMPA Clinical Trial Exemption List, are not substantially equivalent to a predicate device on the market, or do not have any overseas clinical study data or real world evidence to prove safety and effectiveness in Chinese patient population. Additionally, pre-submission in-country type testing by the NMPA-designated testing centers can further prolong the approval process, especially when applicable Chinese device standards are not harmonized with corresponding international standards. The whole process for obtaining regulatory clearances or approvals in China can be lengthy and expensive, and the results are unpredictable. In addition, uncertain regulatory or political environment changes and healthcare system reforms in China may result in the delay of certain regulatory clearance or approval for some of our products.

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

For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. As another example, following the FDA’s issuance of certain Emergency Use Authorization communications in March 2020 that identified the product code that includes our Precision Flow Hi-VNI system, QAV, on a list of ventilators and/or ventilatory support devices, we prepared a letter-to-file to modify the indications for use of the Precision Flow Hi-VNI system. We believe these modifications are consistent with the FDA’s recent communication and our clinical data. However, to the extent we market the Precision Flow Hi-VNI system using the modified labeling, the possibility exists that the FDA may not agree with the decision that a new clearance or approval was unnecessary for this label revision for any number of reasons, including, without limitation, that we used an inappropriate intended use statement, and as a result may require us to submit a new 510(k) notification, request for de novo classification, premarket approval (“PMA”) (or PMA supplements or amendments) or subject us to other consequences. In addition, on April 29, 2020 the FDA reached out with an informal inquiry regarding our marketing of the Precision Flow Hi-VNI system. We responded to that inquiry in a timely manner, but the FDA may ultimately determine that our website or other promotional materials, sales practices, or training constitute the improper promotion of a medical device.

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

For some of our products, such as our Vapotherm Access remote physiologic monitoring (“RPM”) products, our customers may receive additional reimbursement associated with those products. To the extent that third-party payors modify or eliminate coverage for the RPM products or reduce their reimbursement to our customers for their use of those products, our business may be adversely affected.

We face significant uncertainty in the industry due to government healthcare reform and other legislative action.

There have been and continue to be laws enacted by the federal government, state governments, regulators and third-party payors to control healthcare costs, and generally, to reform the healthcare system in the United States. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Healthcare Reform Act, substantially changed the way healthcare is delivered and financed by both governmental and private insurers. These changes included the creation of demonstration programs and other value-based purchasing initiatives that provide financial incentives for physicians and hospitals to reduce costs. We expect healthcare reform efforts to continue and we cannot predict whether additional reform proposals will be adopted, when they will be adopted, or what impact they may have on us, but any such proposals could have a negative impact on our business and provide incentives for hospitals and physicians to not use our products and services. General legislative action also may affect our business.

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

The Medical Devices Regulation became effective as of May 26, 2021. The new regulation among other things:

•	strengthens the rules on placing devices on the market and reinforce surveillance once they are available;
•	establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•	strengthened rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

We focus our international commercial efforts in the United Kingdom, Germany, Brazil, Mexico, Spain, Italy, Israel, Japan and other international markets. Economic or political instability in any of these markets could have a significant impact on our operations. Additionally, the sale and shipment of our products across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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

If we continue using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

We currently use foreign contract manufacturers and may continue to use foreign contract manufacturers to manufacture current and future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

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

We contract with several Chinese suppliers for certain components of our Precision Flow systems. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. competitors from outsourcing manufacturing and production activities to foreign corporations and curb what are considered unfair trade practices. In January 2020, the United States and China entered into Phase One of the Economic and Trade Agreement between the United States of America and the People's Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the United States and China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the United States and China. However, according to the Peterson Institute for International Economics, China has purchased significantly less than its purchase commitment under the Phase One Trade Agreement. No further agreements have been reached and the impact of the Phase One Trade Agreement and any forthcoming trade deal cannot be determined at this time. If tariffs are imposed on the components used in our Precision Flow systems, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations.

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

Outside the United States, numerous countries in which we operate, manufacture and sell our products have, or are developing, laws protecting data privacy and the confidentiality of certain personal data. For example, the European Union (“EU”) General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, introduced new data protection requirements in the EEA, and substantial fines for violations of the data protection rules. The GDPR expanded significantly the jurisdictional reach of EEA data protection law by extending the law’s application to not only entities that are established in the EEA, but also to entities that process personal data in connection with the offering of goods or services to data subjects located in the EEA or process personal data in connection with monitoring the behavior of data subjects located in the EEA. The GDPR imposes strict obligations and restrictions on controllers and processors of personal data including, for example, expanded disclosures about how personal data is to be used, increased requirements pertaining to health data and pseudonymised (e.g., key-coded) data, mandatory data breach notification requirements, appointment of a data protection officer when sensitive personal data (e.g., health data) are processed on a large scale, requirement to enter into certain types of contracts with service providers processing personal data, implementation of appropriate privacy governance measures, and expanded rights for individuals over their personal data. This could affect our ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, or could cause our costs to increase, potentially leading to harm to our business and financial condition.

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

We have a significant amount of indebtedness. As of December 31, 2021, we had $40.0 million of aggregate principal amount of term loans and $6.6 million of aggregate amount or revolving loans outstanding under our Loan and Security Agreement with Canadian Imperial Bank of Commerce (the “CIBC Loan Agreement”).

On February 18, 2022 (the “Effective Date) we entered into a Loan and Security Agreement with SLR Investment Corporation (the “Loan Agreement”) which provides for a term loan A facility of $100.0 million (the “Term Loan A Facility”) and a term loan B facility of $25.0 million (the “Term Loan B Facility”). The Term Loan A Facility was funded to the Company on the Effective Date. The Term Loan B Facility will be available to the Company following the Effective Date upon achievement of a certain minimum revenue level. The proceeds of the Term Loan A Facility were used to pay off all obligations owing under, and to terminate the CIBC Loan Agreement.

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

In addition, our indebtedness under the Loan Agreement is secured by substantially all of our assets, including our intellectual property, and the Loan Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Loan Agreement, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, results of operations and financial condition, as well as on our ability to satisfy our obligations in respect of the Loan Agreement and our other indebtedness.

Our failure to comply with our Loan Agreement relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, results of operations and financial condition.

If there were an event of default under our Loan Agreement relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot guarantee that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default.

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

The Loan Agreement restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Loan Agreement provides that all indebtedness thereunder is secured by substantially all of our assets, including our intellectual property, and imposes significant operating and financial restrictions and limits our ability and our other subsidiaries’ ability to, among other things:

•	incur additional indebtedness and guarantee indebtedness;
•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•	enter into any new line of business not reasonably related to our existing business;
•	pay, prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	sell or otherwise dispose of assets or enter into sale and lease-back transactions;
•	incur liens;
•	enter into transactions with affiliates;
•	make capital expenditures;
•	make any significant changes in accounting treatment or reporting practices;
•	amend, modify or terminate material agreements and organizational documents;
•	enter into certain inbound and outbound licenses; and
•	consolidate, merge or sell all or substantially all of our assets.

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our Loan Agreement requires us to comply with a minimum revenue covenant measured at the end of each month. The operating and financial restrictions and covenants in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2021, the sales price of our common stock ranged from $17.01 to $36.52. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

Beginning last year, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting since we are no longer an “emerging growth company,” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses in our internal controls in the future.

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

Our management and their respective affiliates own a significant percentage of our common stock and are able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2021, our executive officers and directors, together with their respective affiliates, beneficially owned approximately 10.4% of our common stock, including shares subject to outstanding options, restricted stock units and warrants that are exercisable within 60 days after such date. Accordingly, our management is able to exert a significant degree of influence over our affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Exeter, New Hampshire, where we conduct our principal executive, manufacturing, research and development, sales and marketing, and administrative activities. We lease 95,320 square feet of office, manufacturing, research and development and warehouse space under a lease agreement that expires on January 28, 2025, with a renewal option for two additional five-year terms.

Below is a summary of our material facilities. We intend to lease additional space as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Location	Owned or Leased	Lease Terms	Occupancy
Exeter, NH	Leased	Expires January 28, 2025, with renewal option for two additional five-year term	Manufacturing and warehouse
Mesquite, TX	Leased	Expires March 31, 2027, with renewal option for additional five-year term	Manufacturing and warehouse
Loanhead, UK	Leased	Expires February 15, 2027	Office and warehouse
Fort Washington, PA	Leased	Expires July 31, 2025, with renewal option for additional five-year term	Office
Tulsa, OK	Leased	Expires on July 31, 2026	Medical space

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

Holders

As of February 18, 2022, there were 136 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Stock Performance Graph

The stock performance graph below compares the cumulative shareholder return (assuming reinvestment of dividends, where applicable) of $100 invested in each of: (i) our common stock; (ii) the NYSE Composite Index; and (iii) the S&P Health Care Equipment Select Industry Index for the period from November 14, 2018, the date of our initial public offering, to December 31, 2021. The stock price performance shown in the graph is not intended to forecast or be indicative of possible future performance of our common stock.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/14/2018
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Vapotherm, Inc.
S&P Health Care Equipment Select Industry
NYSE Composite

The comparisons in the graph above are not intended to forecast or be indicative of possible future performance of our common stock.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. The discussion includes our financial results for the year ended December 31, 2021 compared to the year ended December 21, 2020. A discussion of the financial results for the year ended December 31, 2020 compared to the year ended December 31,2019 is included in Part II., “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, and is incorporated by reference into this Form 10-K. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Overview

Vapotherm is a global medical technology company focused on the care of patients of all ages suffering from the respiratory distress often associated with complex lung diseases such as COPD, CHF, pneumonia, asthma and COVID-19. Our strategy is to become the world’s preeminent complex lung disease patient management company by combining digital, clinical and device solutions to create a healthcare ecosystem focused on improving the lives of complex lung disease patients while reducing the cost of their care. Our device solutions are focused on High Velocity Therapy, which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module, designed to automatically maintain SPO2 levels within a specified range for a defined period of time. Our digital solutions are focused on at home patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Our clinical solutions include affiliations with leading pulmonologists and other clinicians, offering both in person and virtual care, as well as our own call center staffed by experienced nurses. While these device, digital and clinical solutions function independently, we believe leveraging the three together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the FDA in 2021 and is currently in limited market release. The HVT 2.0 platform is approved for therapy in multiple settings of care, including the home. As of December 31, 2021, more than 3.3 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 35,200 units, an increase of 22.9% compared to December 31, 2020, and an increase of 112.0 % compared to December 31, 2019.

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020, and a 53.5% compounded annual revenue growth rate from 2019 to 2021. The COVID-19 pandemic contributed to this transformation in at least two primary ways: first, it resulted in increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, and generally, resulting in high global demand for our technology and the concomitant rapid growth of our installed base referred to above. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s ED with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in expanded use of our products to treat all forms of Type 1 and Type 2 respiratory distress in a variety of settings.

In certain countries outside the United States, we currently offer our Oxygen Assist Module, or OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The Oxygen Assist Module can be used with most versions of our Precision Flow system as well as the HVT 2.0. The Oxygen Assist Module helps clinicians maintain a patient’s pulse oxygen saturation, or SpO2, within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. We are in the process of seeking FDA approval to market the Oxygen Assist Module in the United States. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2021, we have sold our Precision Flow systems to over 2,200 hospitals across the United States, and in over 40 countries outside of the United States.

Presently, our revenues are derived principally from sales of Precision Flow systems and sales of the single-use disposable vapor transfer cartridges these systems require. We also derive revenue from ancillary products and services related to our Precision Flow systems. Due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, in 2020 we generated revenue primarily from sales of our Precision Flow systems. However, historically we have generated revenue primarily from sales of the disposable products utilized with our Precision Flow systems, and in the future, we believe we will generate revenue primarily from the sales of disposable products utilized with our systems. Our revenue grew from $48.1 million for the year ended December 31, 2019 to $113.3 million for the year ended December 31, 2021. Revenue from single-use disposables represented approximately 45.1% and 58.8% of our total revenue for the years ended December 31, 2020 and December 31, 2021, respectively, and increased 17.5% on a year over year basis. During this time, our international revenue also grew, representing 21.1% of our total revenue in 2020 and 25.7% of our total revenue in 2021. For the years ended December 31, 2019, 2020 and 2021, we incurred net losses of $51.1 million, $51.5 million, and $59.8 million, respectively.

We believe our anticipated growth will be driven by the following strengths: disruptive High Velocity Therapy technology supported by a compelling body of clinical and economic evidence; the expanded FDA indications we received for our next generation HVT 2.0 platform, enabling use in multiple settings of care; deep expertise in the area of closed loop control, machine learning based respiratory technology, the first example of which is our Oxygen Assist Module; new FDA clearances and/or approvals for our product pipeline, including the Oxygen Assist Module; a recurring revenue model with high visibility on our disposables utilization across a robust global installed base; an expanding digital and clinical footprint we expect will accelerate our strategy to become the world’s preeminent complex lung disease patient management company; dedicated respiratory sales forces in the United States, the United Kingdom and Germany, which we expect to extend to other growing international markets; experienced international distributors; a comprehensive approach to market development with established clinical and digital marketing teams; a robust and growing intellectual property portfolio; and an experienced senior management team and board members with deep industry practice.

On November 13, 2020, we acquired HGE, a company which created a digital disease management solution for ongoing management of chronic respiratory disease. HGE developed a clinical services platform designed to help providers, payors and hospitals improve the quality of life of their COPD patients and reduce their cost of care by remotely monitoring their daily condition and responding early to changes that could signal an impending worsening of their COPD condition (known as an “exacerbation”). COPD exacerbations often result in emergency room visits and hospital admissions. HGE’s platform was built based on clinical protocols and supported by 12 years of research focused on finding a better way to provide care for a geographically and socio-economically diverse COPD patient population. Unlike other disease management solutions, HGE effectively engages both patients and providers on a daily basis. A patient’s symptoms are typically logged daily via a mobile application, quickly establishing a baseline. From there, HGE’s intelligent platform enables clinicians to triage and respond to patients in need with same-day treatment plans that address current symptoms and seek to prevent impending exacerbations. In mid-2021, we re-branded HGE as Vapotherm Access and launched “Vapotherm Access – Post Care” to hospitals, a program dedicated to reducing 30-day readmissions of recently discharged COPD patients. We also launched “Vapotherm Access – 365” to hospitals, providers and payors, extending the 30 days of post care to full year patient monitoring. As part of this initiative, we established a small direct sales force focused exclusively on Vapotherm Access- Post Care and Vapotherm Access – 365. We believe our Vapotherm Access platform can be adapted to address other respiratory conditions and will help us achieve the goal of making our High Velocity Therapy products the standard of care in a variety of clinical settings.

In late 2021, we affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare. RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI, and PCI’s arrangements with RespirCare and its physician shareholder. Our affiliation with RespirCare is an important element of our strategy to become the world’s preeminent complex lung disease patient management company. Operating within established legal safe harbors and applicable regulatory requirements, we may in the future enter into similar arrangements with other participants in the complex lung disease continuum of care.

We intend to continue to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives, expanding the number of clinical educators internationally along with our international marketing programs and expanding worldwide direct to clinician digital marketing efforts to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. In addition, we have continued to make improvements and adjustments to our production capacity in response to high demand for our products and labor shortages, including recently engaging a third-party manufacturer to manufacture and assemble certain of our products at its facility in Tijuana, Mexico and hiring temporary production workers. While these actions put pressure on our gross margins during 2021, we anticipate long-term benefits of these actions. Because of these and other factors, we expect to continue to incur net losses for the next several years and we expect to require additional funding, which may include future equity and debt financings.

Components of Our Results of Operations

Net Revenue

Our net revenue consists primarily of the sale of products, leases and services.

Product Revenue

We primarily derive our revenue from the sale of our products to hospitals in the United States and United Kingdom and through distributors in select countries outside of the United States. Product sales consist of the following:

•

Capital Revenue - Our capital revenue is derived from the sale of our capital equipment, which consists of the Precision Flow High Velocity technology, Precision Flow Plus, Precision Flow Classic, Precision Flow Heliox, Q50 compressor, HVT 2.0 and the Oxygen Assist Module. Capital equipment sales include a one-year warranty. We offer different options to our hospital customers for acquiring Precision Flow capital units, ranging from the purchase of the Precision Flow capital units with payment in full at the time of purchase, to financed purchases of the Precision Flow capital units, to bundled discounts involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

•	Disposables Revenue - Our disposables revenue is derived from the sale of single-use disposables, nasal interfaces, or cannulas, and adaptors used in conjunction with the Precision Flow capital units.

Lease Revenue

We enter into agreements to lease our capital equipment. We assess and classify these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee. Equipment included in arrangements which provide for the transfer of title at, or shortly after, the end of the lease term is accounted for as a sales-type lease. We record the present value of future lease payments as a component of prepaid expenses and other current assets in our consolidated balance sheets and recognize the present value of the lease payments due over the lease term as lease revenue at the inception of the lease. Equipment included in arrangements that do not transfer title are accounted for as operating leases and we recognize lease revenue on a straight-line basis over the lease term.

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

Our revenue growth during 2021 and 2020 in each case compared to 2019 was driven by increasing revenue from product sales due to our increased installed base of Precision Flow systems and related disposables sales. Our revenue has fluctuated, and we expect it to continue to fluctuate, from quarter to quarter due to a variety of factors including seasonality. Prior to COVID-19, we historically experienced seasonality in our first quarter due to the impact of the flu season in the Northern Hemisphere and in our fourth quarter, which coincides with our customers’ fiscal year-end and often drives higher purchases of capital equipment as previously approved but unspent capital budgets typically expire at year-end. We expect COVID-19 to be a permanent part of the respiratory landscape similar to the flu or RSV. While COVID-19 surges are unpredictable, we believe that these surges will be aligned to changes in seasons when individuals spend more time inside. Thus, we believe that COVID-19 will most likely impact the first and fourth quarters of the year. We also expect our future revenue to be dependent upon other factors, such as continued market awareness and acceptance of our High Velocity Therapy technology, our Oxygen Assist Module, and our Vapotherm Access applications and offerings, favorable clinical data and outcomes using our products and services, introduction of new products, and continued international expansion. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of costs incurred in the production process, including costs of component materials, assembly labor and overhead, warranty, provisions for slow-moving and obsolete inventory, facilities-related expenses, depreciation and freight costs for items sold. Within the overhead costs, we include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for our procurement, quality control and operations personnel. We provide a one-year warranty on capital equipment, and we establish a reserve for warranty repairs based on historical warranty repair costs incurred. Provisions for warranty obligations, which are included in cost of revenue, are provided for at the time of shipment. Cost of revenue in absolute dollars will increase as our sales volume increases.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and we expect it will continue to be, affected by a variety of factors, including manufacturing costs, the average selling prices of our products, the implementation of disposable cost-reduction initiatives, sales volume, inventory obsolescence costs, and seasonality. Sales mix also impacts our gross margins as our average selling prices in the United States are typically higher than for our international sales given our distribution model. In addition, sales of our single-use disposables carry a higher margin than that of our capital equipment sales. Our gross margin may increase over the long-term to the extent our production volumes increase, we launch new products and we continue to experience cost savings derived from supply chain and manufacturing efficiencies.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related expenses, including salaries, commissions and bonuses, travel expenses, benefits and stock-based compensation for employees in our sales and marketing, customer service and medical education functions. Other sales and marketing expenses include consulting services, education, training, tradeshows, digital marketing, medical education and clinical studies. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing organization to both drive and support our future growth initiatives. Over time, we expect sales and marketing expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation, for employees in our finance, administration, human resources, information technology, and legal functions. Other general and administrative expenses include professional services fees, audit fees, travel expenses, insurance costs, change in estimated fair value of contingent consideration and general corporate expenses including facilities-related expenses. We expect our general and administrative expenses will increase in absolute dollars as we expand our headcount to support our anticipated future growth and operations as a public company. Over time, we expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

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

Benefit for Income Taxes

The benefit for income taxes represents a benefit for net deferred income tax assets deemed more likely than not to be realized by our United Kingdom subsidiary. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Results of Operations

	Year Ended December 31,
	2021	2020
	(in thousands)
Net revenue	$113,292	$125,733
Cost of revenue	60,104	62,687
Gross profit	53,188	63,046
Operating expenses
Research and development	18,410	16,956
Sales and marketing	60,140	65,065
General and administrative	31,375	24,039
Intangible asset impairment	323	-
Loss on disposal of property and equipment	105	-
Total operating expenses	110,353	106,060
Loss from operations	(57,165)	(43,014)
Other expense, net	(2,711)	(8,488)
Net loss before income taxes	(59,876)	(51,502)
Benefit from income taxes	(76)	-
Net loss	$(59,800)	$(51,502)

Years Ended December 31, 2021 and 2020

Net Revenue

	Year Ended December 31,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product Revenue
Capital Equipment	$33,666	29.7%	$58,183	46.3%	$(24,517)	(42.1%)
Disposables	66,631	58.8%	56,711	45.1%	9,920	17.5%
Subtotal Product Revenue	100,297	88.5%	114,894	91.4%	(14,597)	(12.7%)
Lease Revenue
Capital Equipment	4,321	3.8%	5,770	4.6%	(1,449)	(25.1%)
Other	2,109	1.9%	2,011	1.6%	98	4.9%
Service and Other Revenue	6,565	5.8%	3,058	2.4%	3,507	114.7%
Net Revenue	$113,292	100.0%	$125,733	100.0%	$(12,441)	(9.9%)

Net revenue decreased $12.4 million, or 9.9%, to $113.3 million for the year ended December 31, 2021 compared to $125.7 million for the year ended December 31, 2020. The decrease in net revenue was primarily attributable to a $24.5 million decrease in capital equipment revenue and a $1.4 million decrease in capital equipment lease revenue, partially offset by a $9.9 million increase in disposables revenue and a $3.5 million increase in service and other revenue. Capital equipment revenue and capital equipment lease revenue decreased 42.1% and 25.1%, respectively, during the year ended December 31, 2021 primarily due to decreased sales of our Precision Flow units as a result of decreased COVID-19 related demand. Disposables revenue increased 17.5% during the year December 31, 2021 primarily driven by an increase in the worldwide installed base of Precision Flow units and higher average selling prices. The increase in service and other revenue during the year ended December 31, 2021 is primarily the result of Vapotherm Access revenue as a result of the HGE acquisition in the fourth quarter of 2020.

Revenue information by geography is summarized as follows:

	Year Ended December 31,
	2021		2020		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$84,147	74.3%	$99,161	78.9%	$(15,014)	(15.1%)
International	29,145	25.7%	26,572	21.1%	2,573	9.7%
Total net revenue	$113,292	100.0%	$125,733	100.0%	$(12,441)	(9.9%)

Net revenue generated in the United States decreased $15.0 million, or 15.1%, to $84.1 million for the year ended December 31, 2021, compared to $99.2 million for the year ended December 31, 2020. Net revenue generated in our International markets increased $2.6 million, or 9.7%, to $29.1 million for the year ended December 31, 2021, compared to $26.6 million for the year ended December 31, 2020. The decrease in United States net revenue was primarily due to a decrease in the number of Precision Flow units sold, partially offset by an increase in single-use disposable sales due to a higher installed base of Precision Flow units. The increase in International net revenue was primarily due to an increase in single-use disposable sales due to a higher installed base of Precision Flow units, partially offset by a decrease in the number of Precision Flow units.

Cost of Revenue and Gross Margin

Cost of revenue decreased $2.6 million, or 4.1%, to $60.1 million during the year ended December 31, 2021 compared to $62.7 million in the year ended December 31, 2020. The decrease was primarily due to the decrease in sales volumes of our Precision Flow units, partially offset by an increase in sales of disposables due to a higher worldwide installed base of Precision Flow units and higher production and labor costs.

Gross margin decreased to 46.9% during the year ended December 31, 2021 compared to 50.1% during the year ended December 31, 2020. Gross profit was negatively impacted by temporary production costs associated with higher labor rates for temporary laborers, including travel costs, expedited freight charges, establishing disposables production capacity in Mexico via a third-party manufacturer, and changes in overhead absorption due to lower production volumes in 2021 compared to 2020.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 8.6%, to $18.4 million during the year ended December 31, 2021 compared to $17.0 million in during the year ended December 31, 2020. As a percentage of revenue, research and development expenses increased to 16.3% in 2021 compared to 13.5% in 2020. The increase in research and development expenses was due to increased product development and patent-related costs associated with the development of our future generation High Velocity systems and increased employee-related expenses and stock-based compensation, partially offset by a decrease in prototype costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $4.9 million, or 7.6%, to $60.1 million during the year ended December 31, 2021 compared to $65.1 million during the year ended December 31, 2020. As a percentage of revenue, sales and marketing expenses increased to 53.1% in 2021 compared to 51.7% in 2020. The decrease in sales and marketing expenses was primarily due to decreased sales commissions, partially offset by higher employee-related expenses, increased stock-based compensation, travel expenses and marketing-related costs related to materials, sponsorships and research.

General and Administrative Expenses

General and administrative expenses increased $7.3 million, or 30.5%, to $31.4 million during the year ended December 31, 2021 compared to $24.0 million during the year ended December 31, 2020. As a percentage of revenue, general and administrative expenses increased to 27.7% in 2021 compared to 19.1% in 2020. The increase in general and administrative expenses was primarily due to increases in employee-related expenses and stock-based compensation, and increases in legal, insurance, rent, audit and compliance related costs, recruiting, travel and annual event costs, partially offset by a decrease in the estimated fair value of contingent consideration.

Intangible Asset Impairment

We recorded an intangible asset impairment charge of $0.3 million for the year ended December 31, 2021 related to trade names and trademarks no longer in use. There were no impairment charges recorded for the year ended December 31, 2020.

Loss on Disposal of Property and Equipment

We recorded a loss on disposal of certain property and equipment totaling $0.1 million for the year ended December 31, 2021. There were no such items recorded for the year ended December 31, 2020.

Other Expense, Net

Other expense, net decreased by $5.8 million, or 68.1%, to $2.7 million during the year ended December 31, 2021 compared to $8.5 million during the year ended December 31, 2020. The decrease in other expense, net was primarily due a $4.2 million loss on extinguishment of debt during 2020, and to a lesser extent, a decrease in interest expense due to lower average interest rates on outstanding borrowings in each case in 2021 compared to 2020.

Benefit for Income Taxes

The benefit for income taxes for the year ended December 31, 2021 totaled $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our United Kingdom subsidiary. There was no such benefit recorded in 2020. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Seasonality

Although we did not experience seasonality during 2020 or 2021 due to demand for our High Velocity Therapy technology during the COVID-19 pandemic, prior to COVID-19 we experienced seasonality in our first and fourth quarters. We have experienced higher sales in the fourth quarter as a result of increased sales from hospitals nearing their fiscal year-end that have not fully utilized the funds allocated to purchases of our Precision Flow systems. In the first quarter of each year we have experienced higher sales in direct correlation with the number of patients presenting with respiratory distress due to the severity of the flu season, especially in the Northern Hemisphere. We expect COVID-19 to be a permanent part of the respiratory landscape similar to the flu or RSV. While COVID-19 surges are unpredictable, we believe that these surges will be aligned to changes in seasons when individuals spend more time inside. Thus, we believe that it will most likely impact the first and fourth quarters of the year.

Liquidity and Capital Resources

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $57.3 million, working capital of $66.6 million and an accumulated deficit of $376.7 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our Precision Flow systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $371.9 million in net proceeds from sales of our equity securities.

We believe that our existing cash resources, including the recent funding under our new credit facility, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or enter into new or restructure existing debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and services.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(55,371)	$(39,468)
Investing activities	(7,199)	(18,169)
Financing activities	4,370	99,676
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(58,212)	$42,029

Operating Activities

The net cash used in operating activities was $55.4 million in 2021 and consisted primarily of a net loss of $59.8 million and an increase of $11.5 million in net operating assets, partially offset by $15.9 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense, depreciation and amortization and non-cash lease expense.

The net cash used in operating activities was $39.5 million in 2020 and consisted primarily of a net loss of $51.5 million and an increase of $4.5 million in net operating assets, partially offset by $16.5 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense, depreciation and amortization, loss on extinguishment of debt and non-cash lease expense.

Investing Activities

Net cash used in investing activities for 2021 and 2020 consisted of purchases of property and equipment of $5.9 million and $9.8 million, respectively. Net cash used in investing activities in 2021 also included $1.3 million to acquire PCI. Net cash used in investing activities in 2020 also included $8.4 million to acquire HGE.

Financing Activities

Net cash provided by financing activities was $4.4 million in 2021 and consisted of proceeds from net borrowings under our credit facility of $1.7 million and proceeds from common stock issuances from stock option exercises and purchases under our employee stock purchase plan of $1.5 million and $1.1 million, respectively.

Net cash provided by financing activities was $99.7 million in 2020 and consisted of proceeds from the issuance of common stock in connection with public and at-the-market offerings of $94.2 million and $9.9 million, respectively and proceeds from common stock issuances in connection with purchases under our employee stock purchase plan and stock option exercises of $0.8 million and $0.6 million, respectively, partially offset by payments of debt extinguishment costs of $3.8 million, net repayments of $1.1 million under our credit facilities, debt issuance costs of $0.5 million and common stock offering costs of $0.5 million.

Credit Facilities

On October 21, 2020, we entered into a Loan and Security Agreement (the “CIBC Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provided for a revolving loan facility of $12.0 million (the “CIBC Revolving Facility”) and a term loan facility of $40.0 million (the “CIBC Term Facility” and, together with the Revolving Facility, the “CIBC Facilities”). The proceeds of the CIBC Facilities were used to repay our prior revolving loan facility and term loan facility. As of December 31, 2021, we had $6.6 million and $40.0 million of outstanding borrowings under our CIBC Revolving Facility and CIBC Term Facility, respectively.

The CIBC Revolving Facility was scheduled to mature on October 21, 2022 and could have been renewed on an annual basis thereafter by mutual agreement of us and CIBC. The CIBC Revolving Facility bore interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and was subject to a floor of 3.25%. At December 31, 2021, the interest rate was 4.25%. The outstanding balance under the CIBC Revolving Facility was $6.6 million at December 31, 2021 and there were letters of credit of $0.8 million outstanding at December 31, 2021. Availability under the CIBC Revolving Facility was determined based on eligible receivables reduced by letters of credit outstanding. At December 31, 2021, there were no additional borrowings available under the CIBC Revolving Facility.

The CIBC Term Facility was scheduled to mature on October 21, 2025. Advances under the CIBC Term Facility bore interest at a floating rate per annum equal to the WSJ Prime Rate plus 2.5% and were subject to a floor of 3.25%. At December 31, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at December 31, 2021. The CIBC Loan Agreement provided for interest-only payments on the CIBC Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the CIBC Term Facility were to be payable monthly in 24 equal installments. The CIBC Term Facility could not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the CIBC Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the CIBC Term Facility could be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurred after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurred after October 21, 2022 but on or prior to October 21, 2023. The CIBC Facilities were secured by a lien on substantially all of our assets, including intellectual property.

The CIBC Loan Agreement contained customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 80% of each year’s annual operating plan (tested on a trailing twelve month basis at the end of each fiscal quarter) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the CIBC Loan Agreement included, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the CIBC Loan Agreement or other loan documents, (2) our breach or default in the performance of any covenant under the CIBC Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our or our subsidiaries’ funds, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurred, CIBC was entitled to take enforcement action, including acceleration of amounts due under the CIBC Loan Agreement. The CIBC Loan Agreement also contained other customary provisions, such as expense reimbursement and confidentiality. CIBC had indemnification rights and the right to assign the CIBC Facilities, subject to customary restrictions.

As of December 31, 2021, we were in compliance with all covenants under the CIBC Loan Agreement.

On October 21, 2020, we used $40 million of the CIBC Term Facility, approximately $4.9 million of the CIBC Revolving Facility, and approximately $6.3 million of cash on hand to pay off all obligations owing under the prior revolving loan facility and term loan facility. As a result of such termination, we recorded a loss on extinguishment of debt of $4.2 million, which included the prepayment penalty, exit fees, write-off of the remaining unamortized deferred financing costs, and legal fees, during the fourth quarter of 2020.

On February 18, 2022, we entered into the Loan Agreement with SLR which provides for the Term Loan A Facility of $100.0 million and the Term Loan B Facility of $25.0 million. The Term Loan A Facility was funded to us on the Effective Date. The Term Loan B Facility will be available to us following the Effective Date upon achievement of a certain minimum revenue level as more fully described in the Loan Agreement. The proceeds of Term Loan A Facility were used to repay all indebtedness under the CIBC Loan Agreement.

The Facilities will mature on February 1, 2027. Advances under the Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 0.10% and (ii) the LIBOR Rate, plus (b) 8.30%. The Loan Agreement provides for interest-only payments for the first forty-eight months following the Effective Date. Thereafter, amortization payments on the Facilities will be payable monthly in twenty-four equal installments; provided that we shall have the option to extend the interest-only period for an additional twelve months upon achievement of a certain minimum revenue level as more fully described in the Loan Agreement. The Facilities are secured by a lien on substantially all of our assets, including intellectual property.

The Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on July 31, 2022) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Loan Agreement or other loan documents, (2) our breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

On February 18, 2022, we utilized approximately $47.4 million of the Term Loan A Facility to pay off all obligations owing under to pay off all obligations owing under, and to terminate the CIBC Facilities.

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. We did not sell any shares of our common stock under the ATM Agreement during the year ended December 31, 2021. The ATM Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. As of December 31, 2021, there was approximately $39.8 million in remaining capacity under this program.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under contingent consideration, debt, lease and purchase arrangements are provided in the Notes 3, 10 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Practices

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the financial statements. Actual results could differ from these estimates.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting policies that we believe affect our more significant judgements and estimates used in the preparation of our consolidated financial statements presented in this Annual Report on Form 10-K are described in the Notes to our consolidated financial statements.

Critical accounting estimates that involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations include the following:

Contingent Consideration

Management is responsible for determining the appropriate valuation model and estimated fair value of contingent consideration. To estimate the fair value, management considers a number of factors, including information provided by a third-party valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones, discount rates consistent with the level of risk of achievement, and volatility rates. The fair value of the contingent consideration liability is remeasured at each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount estimated at the acquisition date, resulting in material charges or credits in future reporting periods. Contingent consideration totaled $9.1 million and $13.2 million at December 31, 2021 and 2020, respectively. The change in fair value of contingent consideration, recorded within general and administrative expenses in the consolidated statement of comprehensive loss, for the year ended December 31, 2021 totaled $1.8 million and was a reduction in fair value and, therefore, a reduction in operating expenses.

Goodwill Impairment

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting in a business combination. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is a segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. Under U.S. GAAP, we have the option to first assess qualitative factors to determine whether the existence of current events or circumstances would lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is necessary. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit. We have the option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. For reporting units where we perform the quantitative test, we determine the fair value using a combination of the income approach and the market approach. For a company such as ours, the income and market approaches will generally provide the most reliable indications of fair value because the value of such companies is dependent on their ability to generate earnings. In the income approach, we utilize a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and discount rates. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information. In the market approach, we utilize the guideline company method, which involves calculating revenue and EBITDA multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are evaluated and adjusted based on specific characteristics of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value. Changes in key assumptions utilized in our assessment could significantly impact our fair value calculations which could result in goodwill impairments in future periods.

We compared the fair value of our reporting units to their carrying values as of October 1, 2021 and 2020. Based on our assessment, there was no impairment of goodwill during 2021 or 2020.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our CIBC Revolving Facility and our CIBC Term Facility and interest rates associated with our invested cash balances. Borrowings under our CIBC Revolving Facility bear interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and is subject to a floor of 3.25%. At December 31, 2021, the interest rate was 4.25%. Borrowings under our CIBC Term Facility bear interest at a floating rate per annum equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At December 31, 2021, the interest rate was 5.75%. As of December 31, 2021, borrowings under our CIBC Revolving Facility and CIBC Term Facility total $6.6 million and $40.0 million, respectively. Based on our outstanding borrowings and the WSJ Prime Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $0.5 million impact on our interest expense on an annual basis.

On December 31, 2021, we had cash invested in money market deposits of $35.6 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have a less than $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Our principal exchange rate risk is between the U.S. dollar and the British pound sterling, and to a lesser extent, the euro. Adjustments resulting from the translation of the financial statements of their foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at the average foreign currency exchange rates for the period. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and to a lesser extent, the euro. Revenues denominated in currencies other than the U.S. dollar represented approximately 3.7% and 3.4% of consolidated net revenues for the years ended December 31, 2021 and 2020, respectively. Total assets denominated in the British pound sterling and euros represented approximately 1.6% and 0.8% of our total assets at December 31, 2021 and December 31, 2020, respectively. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management's evaluation of internal control over financial reporting excluded the internal control activities of PCI and RespirCare, which we acquired and became affiliated with, respectively, on November 2, 2021, and which represents 1.4% of our total assets and 0.2% of our total net revenues for the year ended December 31, 2021.

Based on this assessment, our senior management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Vapotherm, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of PCI Management Group LLC (“PCI”) and Pulmonary Care Innovation, PLLC (“RespirCare”), whose combined financial statements reflect total assets and revenues constituting 1.4% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report on Internal Control over Financial Reporting, PCI and RespirCare were acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of PCI and RespirCare.

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

/s/ GRANT THORNTON LLP

New York, New York

February 24, 2022

Item 9B. Other Information.

On February 18, 2022, the Company entered into the Loan Agreement with SLR. The Loan Agreement provides for the Term Loan A Facility of $100.0 million and the Term Loan B Facility of $25.0 million. The Term Loan A Facility was funded to the Company on the Effective Date. The Term Loan B Facility will be available to Company following the Effective Date upon achievement of a certain minimum revenue level as more fully described in the Loan Agreement. The proceeds of the Facilities were to repay the Company’s existing revolving loan facility and term loan facility and will be used for general corporate and working capital purposes.

The Facilities will mature on February 1, 2027. Advances under the Facilities bear interest at a floating rate per annum equal to, (a) the greater of (i) 0.10% and (ii) the LIBOR Rate, plus (b) 8.30%. The Loan Agreement provides for interest-only payments for the first forty-eight months following the Effective Date. Thereafter, amortization payments on the Facilities will be payable monthly in twenty-four equal installments; provided that the Company shall have the option to extend the interest-only period for an additional twelve months upon achievement of a certain minimum revenue level as more fully described in the Loan Agreement. The Facilities may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs after the first anniversary of the Effective Date but on or prior to the second anniversary of the Effective Date, (ii) 2.0%, if such prepayment occurs after the second anniversary of the Effective Date but on or prior to the third anniversary of the Effective Date and (iii) 1.0%, if such prepayment occurs after the third anniversary of the Effective Date but on or prior to the fourth anniversary of the Effective Date. The Facilities are secured by a lien on substantially all of the assets of the Company, including intellectual property.

The Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six- month basis at the end of each fiscal month, commencing with the six month period ending on July 31, 2022) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of funds of the Company or its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other indebtedness of the Company in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement itself, which is filed as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference.

On February 18, 2022, the Company utilized approximately $47.4 million of the Term Loan A Facility to pay off all obligations owing under and to terminate the Loan and Security Agreement dated as of October 1, 2020 by and between Canadian Imperial Bank of Commerce and the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business – Information about our Executive Officers,” the information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1)	Financial Statements:

The following documents are included on pages F-1 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

3.3	Amended and Restated Bylaws of Vapotherm, Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 20, 2018 (File No. 001-38740) and incorporated herein by reference)

4.1

Form of Certificate of Common Stock of Vapotherm, Inc. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

4.2

Tenth Amended and Restated Registration Rights Agreement, dated September 27, 2018, among Vapotherm, Inc. and the Investors party thereto (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.3

Form of Warrant to Purchase Series A Preferred Stock, dated March 14, 2012, issued by Vapotherm, Inc. (previously filed as Exhibit 4.4 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.4

Form of Warrant to Purchase Series A Preferred Stock, dated July 30, 2012, issued by Vapotherm, Inc. (previously filed as Exhibit 4.5 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.5

Warrant to Purchase Series A Preferred Stock, dated September 7, 2012, issued by Vapotherm, Inc. to Vapotherm Investors, LLC (previously filed as Exhibit 4.6 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.6

Form of Warrant to Purchase Series B Preferred Stock, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.7

Warrant to Purchase Series C Preferred Stock, dated July 28, 2015, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.8*	Form of Warrant to Purchase Common Stock, dated February 18, 2022, issued by Vapotherm, Inc. in Connection with Credit Facility

4.9*	Description of Securities of Vapotherm, Inc.

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

10.5

Fourth Amendment to Lease Agreement, dated August 23, 2020, between 100 Domain Drive EI, LLC, as administrator of the tenancy in common with 100 Domain Drive DD and Vapotherm, Inc. (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.6

Loan and Security Agreement, dated as of October 21, 2020, between Canadian Imperial Bank of Commerce and Vapotherm, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2020 (File No. 001-38740) and incorporated herein by reference)

10.7*	First Amendment to Loan and Security Agreement, dated as of December 1, 2021, among Canadian Imperial Bank of Commerce, Vapotherm, Inc. and HGE Health Care Solutions, LLC

10.8*

Loan and Security Agreement, dated as of February 18, 2022, among SLR Investment Corp., as Collateral Agent, and the Lenders Thereto, Vapotherm, Inc., as Borrower, and HGE Health Care Solutions, LLC, Vapotherm Access Care Management Network, LLC, and Vapotherm Access Management Services, LLC, as Guarantor

10.9 †

Vapotherm, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.10 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2005 Stock Incentive Plan (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.11 †

Vapotherm, Inc. Amended and Restated 2015 Stock Incentive Plan, as amended (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.12 †

Vapotherm, Inc. 2015 Stock Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.13 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2015 Stock Incentive Plan (previously filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.14 †

Vapotherm, Inc. 2018 Employee Stock Purchase Plan (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.15 †

Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.16 †

Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-38740) and incorporated herein by reference)

10.17 †

Amended and Restated Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan, dated August 31, 2020 (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.18 †

Form of Non-Statutory Employee Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.19 †

Form of Non-Statutory Non-Employee Director Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

Exhibit Number	Description

10.20 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.21* †	Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan

10.22 †

Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.23 †

Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.24 †

Form of Performance Stock Unit Agreement for Executive Officers pursuant to the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K as filed on January 4, 2022 (File No. 001-38740) and incorporated herein by reference)

10.25 †

Vapotherm, Inc. 2018 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.26 †

Form of Indemnification Agreement between Vapotherm, Inc. and each Director and Officer (previously filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.27 †

Amended and Restated Employment Agreement dated October 17, 2018, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.28* †	Form of Confidentiality, Non-Compete and Assignment of Inventions Agreement between Vapotherm, Inc. and each Officer

10.29 †

Letter Agreement dated October 17, 2018, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.30 †

Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade, dated March 14, 2016 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (File No. 001-38740) and incorporated herein by reference)

10.31 †

First Amendment, dated September 15, 2020, to Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade, dated March 14, 2016 (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPOTHERM, INC.

Date: February 24, 2022	By:	/s/ Joseph Army
	Name:	Joseph Army
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Army	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Joseph Army

/s/ John Landry	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
John Landry

/s/ Dorota McKay	Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Dorota McKay

/s/ Anthony Arnerich	Director	February 24, 2022
Anthony Arnerich

/s/ Lance Berry	Director	February 24, 2022
Lance Berry

/s/ Lori Knowles	Director	February 24, 2022
Lori Knowles

/s/ James Liken	Director	February 24, 2022
James Liken

/s/ Mary Beth Moynihan	Director	February 24, 2022
Mary Beth Moynihan

/s/ Donald Spence	Director	February 24, 2022
Donald Spence

/s/ Elizabeth Weatherman	Director	February 24, 2022
Elizabeth Weatherman

VAPOTHERM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Vapotherm, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

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

Valuation of the HGE contingent consideration liability

As described further in Notes 1 and 3 to the consolidated financial statements, on November 13, 2020, the Company acquired HGE Health Care Solutions, LLC (“HGE”). The purchase price included potential future payments that are contingent on the future performance of certain HGE service offerings. Such liability is measured at fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. We identified the remeasurement of the contingent consideration liability associated with the HGE acquisition to its fair value as of December 31, 2021 as a critical audit matter.

The principal considerations for our determination that the fair value measurement of the HGE contingent consideration liability is a critical audit matter is that a high degree of subjective auditor judgment was required in evaluating certain inputs into the Monte Carlo model used to determine the fair value of the contingent consideration liability at December 31, 2021. Specifically, the key inputs included forecasted revenue and volatility rates. There was limited observable market information, and the calculated fair value of the contingent consideration liability was sensitive to possible changes to these key inputs.

Our audit procedures related to the fair value measurement of the HGE contingent consideration liability included the following, among others:

•

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s HGE contingent consideration liability valuation process, including controls over the assessment of key inputs listed above.

•

In connection with our assessment of reasonableness of forecasted revenue used in the valuation, we compared forecasted revenue to historical actual results, projected industry growth rates and market factors and trends.

•	In addition, we involved our valuation professionals with specialized skills and knowledge, who assisted in:
-	evaluating the valuation methods and model used by the Company to calculate the fair value of the contingent consideration liability; and
-	comparing the selected volatility used against publicly available volatility of comparable companies.

Quantitative impairment assessment – goodwill

As described further in Note 2 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually on October 1 of each year, or more frequently if events or circumstances indicate the carrying value of a reporting unit that includes goodwill might exceed the fair value of that reporting unit. We identified the estimation of the fair value of the HGE reporting unit in the annual quantitative goodwill impairment assessment as a critical audit matter.

The principal considerations for our determination that the annual quantitative goodwill impairment assessment is a critical audit matter are the significant management estimates and judgments related to forecasts of expected future cash flows used in the estimation of HGE reporting unit’s fair value. Management’s significant estimates and judgments include the determination of revenue growth rates, gross profit rates, operating expenses, projected long-term growth rates and discount rates. Changes in these assumptions could materially affect the calculated fair values of the reporting unit and the ultimate conclusion on whether impairment exists at the reporting unit.

Our audit procedures related to quantitative goodwill impairment testing included the following procedures, among others:

•

Obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over management’s quantitative goodwill impairment assessment, including those over the assessment of the key inputs listed above.

•

Tested management’s process for determining the fair values of the reporting units. This included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data used by management, and evaluating management’s significant assumptions used to project future cash flows, which included forecasted revenues, gross profit, and operating expenses.

•	In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
-	evaluating the valuation methodologies, models, long term growth rates and discount rates utilized by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

New York, New York

February 24, 2022

VAPOTHERM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$57,071	$113,683
Accounts receivable, net	10,909	23,488
Inventories	36,562	19,873
Prepaid expenses and other current assets	5,205	5,041
Total current assets	109,747	162,085
Property and equipment, net	22,157	20,573
Operating lease right-of-use assets	7,045	8,260
Restricted cash	253	1,853
Goodwill	15,300	16,226
Intangible assets, net	4,398	5,694
Deferred income tax assets	78	-
Other long-term assets	1,107	967
Total assets	$160,085	$215,658
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,923	$4,967
Contract liabilities	2,081	2,977
Accrued expenses and other current liabilities	28,559	34,033
Revolving loan facility	6,608	-
Total current liabilities	43,171	41,977
Long-term loans payable, net	39,726	39,653
Revolving loan facility	-	4,888
Deferred income tax liabilities	-	6
Other long-term liabilities	10,521	15,229
Total liabilities	93,418	101,753
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of December 31, 2021 and 2020; 26,126,253 and 25,722,984 shares issued and outstanding as of December 31, 2021 and 2020, respectively	26	26
Additional paid-in capital	443,358	430,781
Accumulated other comprehensive income	26	41
Accumulated deficit	(376,743)	(316,943)
Total stockholders' equity	66,667	113,905
Total liabilities and stockholders’ equity	$160,085	$215,658

The accompanying notes are an integral part of these consolidated financial statements.

Vapotherm, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

		Year Ended December 31,
	2021	2020	2019
Net revenue	$113,292	$125,733	$48,104
Cost of revenue	60,104	62,687	26,793
Gross profit	53,188	63,046	21,311
Operating expenses
Research and development	18,410	16,956	13,376
Sales and marketing	60,140	65,065	37,689
General and administrative	31,375	24,039	18,410
Intangible asset impairment	323	-	-
Loss on disposal of property and equipment	105	-	-
Total operating expenses	110,353	106,060	69,475
Loss from operations	(57,165)	(43,014)	(48,164)
Other (expense) income
Interest expense	(2,595)	(4,711)	(5,096)
Foreign currency gain (loss)	(225)	114	44
Interest income	91	257	860
Other income	18	-	-
Gain on litigation settlement	-	15	1,151
Loss on extinguishment of debt	-	(4,163)	-
Net loss before income taxes	(59,876)	(51,502)	(51,205)
Benefit for income taxes	(76)	-	(146)
Net loss	(59,800)	(51,502)	(51,059)
Other comprehensive income (loss)
Foreign currency translation adjustments	(15)	(3)	44
Total other comprehensive income (loss)	(15)	(3)	44
Total comprehensive loss	$(59,815)	$(51,505)	$(51,015)

Net loss per share - basic and diluted	$(2.31)	$(2.16)	$(2.74)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	25,936,970	23,818,447	18,604,707

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	16,782,837	$17	$265,926	$-	$(214,382)	$51,561
Issuance of common stock in connection with public offering, net	3,570,750	4	48,272	-	-	48,276
Issuance of common stock warrants	-	-	293	-	-	293
Issuance of common stock upon repayment of nonrecourse loans	79,854	-	144	-	-	144
Issuance of common stock upon exercise of warrants	12,164	-	-	-	-	-
Issuance of common stock upon exercise of options	150,176	-	242	-	-	242
Issuance of common stock in connection with restricted stock awards	238,106	-	137	-	-	137
Issuance of common stock for services	17,644	-	265	-	-	265
Stock-based compensation expense	-	-	3,836	-	-	3,836
Foreign currency translation adjustments	-	-	-	44	-	44
Net loss	-	-	-	-	(51,059)	(51,059)
Balance at December 31, 2019	20,851,531	$21	$319,115	$44	$(265,441)	$53,739
Issuance of common stock in connection with public offering, net	3,852,500	4	93,823	-	-	93,827
Issuance of common stock in connection with at-the-market offering, net	511,648	1	9,783	-	-	9,784
Issuance of common stock upon exercise of options	223,998	-	593	-	-	593
Issuance of common stock under the Employee Stock Purchase Plan	58,140	-	824	-	-	824
Issuance of common stock upon exercise of warrants	79,442	-	-	-	-	-
Issuance of common stock in connection with restricted stock units and awards	126,338	-	213	-	-	213
Issuance of common stock for services	19,387		441			441
Stock-based compensation expense	-	-	5,989	-	-	5,989
Foreign currency translation adjustments	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	(51,502)	(51,502)
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905
Issuance of common stock upon exercise of options	168,289	-	$1,511	-	-	$1,511
Issuance of common stock in connection with restricted stock units and awards	141,569	-	161	-	-	161
Issuance of common stock under the Employee Stock Purchase Plan	75,313	-	1,139	-	-	1,139
Issuance of common stock for services	18,098	-	413	-	-	413
Stock-based compensation expense	-	-	9,353	-	-	9,353
Foreign currency translation adjustments	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	(59,800)	(59,800)
Balance at December 31, 2021	26,126,253	$26	$443,358	$26	$(376,743)	$66,667

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(59,800)	$(51,502)	$(51,059)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,766	6,430	3,836
Depreciation and amortization	5,648	4,769	3,078
Loss on extinguishment of debt	-	4,163	-
Non-cash lease expense	1,764	1,140	-
Intangible asset impairment	323	-	-
Loss on disposal of property and equipment	260	250	101
Amortization of discount on debt	128	222	234
Change in fair value of contingent consideration	(1,813)	-	-
Provision for bad debts	(161)	72	104
Deferred income taxes	(76)	70	(147)
Provision for inventory valuation	70	(534)	(543)
Gain on litigation settlement	-	-	(1,151)
Changes in operating assets and liabilities:
Accounts receivable	12,400	(14,810)	(833)
Inventories	(16,759)	(10,157)	5,606
Prepaid expenses and other assets	1,458	(483)	(1,218)
Accounts payable	798	1,461	720
Contract liabilities	(892)	2,494	150
Accrued expenses and other current liabilities	(6,724)	18,101	1,460
Operating lease liabilities, current and long-term	(1,761)	(1,154)	-
Net cash used in operating activities	(55,371)	(39,468)	(39,662)
Cash flows from investing activities
Purchases of property and equipment	(5,895)	(9,797)	(4,747)
Acquisition of business, net of cash acquired	(1,304)	(8,372)	(1,560)
Net cash used in investing activities	(7,199)	(18,169)	(6,307)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with public offering, net	-	94,155	48,669
Proceeds from issuance of common stock in connection with at-the-market offering, net	-	9,927	-
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,139	824	-
Proceeds from exercise of stock options and purchase of restricted stock awards	1,511	593	386
Common stock offering costs	-	(471)	(393)
Proceeds from loans	-	40,000	10,500
Repayment of loans	-	(42,500)	-
Payments of debt extinguishment costs	-	(3,765)	-
Debt issuance costs	-	(475)	(29)
Proceeds from short-term line of credit and revolving loan facility	4,882	5,883	7,500
Repayments on short-term line of credit and revolving loan facility	(3,162)	(4,495)	(7,184)
Net cash provided by financing activities	4,370	99,676	59,449
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(10)	5
Net increase in cash, cash equivalents, and restricted cash	(58,212)	42,029	13,485
Cash, cash equivalents and restricted cash
Beginning of year	115,536	73,507	60,022
End of year	$57,324	$115,536	$73,507
Supplemental disclosures of cash flow information
Interest paid during the period	$2,466	$4,439	$4,793
Property and equipment purchases in accrued expenses	$422	$145	$135
Issuance of common stock upon vesting of restricted stock units and awards	$161	$213	$402
Issuance of warrants in conjunction with debt draw down	$-	$-	$293

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.	Description of Business

Vapotherm, Inc. (the “Company”) was founded in 1993 and reincorporated under the laws of the State of Delaware in 2013. The Company is a global medical technology company primarily focused on the care of patients of all ages suffering from the respiratory distress often associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module, designed to automatically maintain SPO2 levels within a specified range for a defined period of time. The Company’s digital solutions are focused on at home patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. The Company’s clinical solutions include affiliations with leading pulmonologists and other clinicians, offering both in person and virtual care, as well as its own call center staffed by experienced nurses. While these device, digital and clinical solutions function independently, the Company believes leveraging the three together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care.

 High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. The Company’s Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. The Company’s next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the FDA in 2021 and is currently in limited market release. The HVT 2.0 platform is approved for therapy in multiple settings of care, including the home.

In certain countries outside the United States, the Company currently offers its Oxygen Assist Module, or OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The Oxygen Assist Module can be used with most versions of the Company’s Precision Flow system as well as the HVT 2.0. The Oxygen Assist Module helps clinicians maintain a patient’s pulse oxygen saturation, or SpO2, within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death.

The Company sells its Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. The Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. The Company is in the process of seeking FDA approval to market the Oxygen Assist Module in the United States. In addition, the Company employs field-based clinical educators who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

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

On November 13, 2020, the Company acquired HGE Health Care Solutions LLC (“HGE”). The Company undertook the acquisition to expand its capabilities by providing a remote monitoring platform designed to empower respiratory patients with COPD and providers to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. See Note 3 “Business Combinations” to these consolidated financial statements for details of this transaction.

On November 2, 2021, HGE acquired PCI Management Group LLC (“PCI”) and became affiliated with a physician practice managed by PCI, Pulmonary Care Innovations, PLLC (“RespirCare”), which the Company consolidates for accounting and tax purposes. See Note 3 “Business Combinations” to these consolidated financial statements for details of this transaction.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements include the financial statements of Solus Medical Ltd. (“Solus”), a wholly owned subsidiary of the Company based in the United Kingdom, HGE, a wholly owned subsidiary of the Company located in the United States, Vapotherm Deutschland GmbH, a wholly owned subsidiary of the Company located in Germany, and PCI and RespirCare, which were acquired by HGE in the fourth quarter of 2021. All intercompany accounts and transactions have been eliminated upon consolidation.

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

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States total $2.4 million and $0.2 million at December 31, 2021 and 2020, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these consolidated financial statements include calculation of stock-based compensation, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debts, accrued expenses, including the fair value of contingent consideration, the valuation allowances against deferred income tax assets, and assessments of impairment with respect to long-lived and intangible assets. Actual results may differ from these estimates.

Reclassification

Certain amounts in 2020 and 2019 have been reclassified to conform to the presentation in 2021. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of December 31, 2021 and 2020, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to the short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At December 31, 2021 and 2020, deposits exceed the amount of any insurance provided.

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

Supplier Risk

The Company obtains some of the components and subassemblies included in its Precision Flow systems and obtains its Oxygen Assist Module from single source suppliers and the partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For the Company’s non-U.S. subsidiaries that transacts in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of December 31, 2021, $1.1 million of the Company’s $57.3 million of cash, cash equivalents and restricted cash balance was located outside the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$57,071	$113,683
Restricted cash	253	1,853
Total cash, cash equivalents, and restricted cash	$57,324	$115,536

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

Public Offering Costs

The Company incurs public offering costs consisting of legal, accounting and other costs directly attributable to the Company’s public offerings and defers such costs until the closing of the offerings. Upon closing of offerings, such costs are netted against the proceeds received. As of December 31, 2021 and 2020, no amounts were deferred.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method prospectively beginning on January 1, 2021. The Company changed to the units-of-production method to better reflect the pattern of economic consumption of the tooling. The prospective change to the units-of-production depreciation method had an immaterial impact on the Company’s results of operations for the year ended December 31, 2021. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expense in the consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying consolidated statements of comprehensive loss. Effective April 1, 2021, the Company changed the estimated useful life for certain of its demonstration, placement and evaluation units from five years to seven years. This prospective change had an immaterial impact on the Company’s results of operations for the year ended December 31, 2021.

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value. There were no impairments of property and equipment during 2021, 2020, or 2019.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expenses.

The lives used in computing straight-line depreciation are as follows:

Number of Years
Equipment	3 - 7
Furniture	5 - 7
Manufacturing equipment	3 - 10
Software	2 - 3
Demonstration, placements and evaluation units	3 - 7
Leasehold improvements	Lesser of life of lease or 10 years

Intangible Assets

Intangible assets are related to customer relationships, developed technology, customer agreements, trademarks and trade names and are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss for customer-related intangible assets while amortization of other intangible assets is included within general and administrative expenses in the consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. During the fourth quarter of 2021, the Company recorded an impairment charge of $0.3 million related to trade names and trademarks no longer in use. There were no impairments of intangible assets during 2020 or 2019.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting in a business combination. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable.

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. There was no impairment of goodwill during 2021, 2020 or 2019.

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

Certain of the Company’s leases include options to extend or terminate the lease at its sole discretion. The Company does not consider in the measurement of right-of-use assets and lease liabilities an option to extend or terminate a lease if the Company is not reasonably certain to exercise the option. As of December 31, 2021, the Company has not included any options to extend its leases in its measurement of the related right-of-use assets or lease liabilities as the Company is not reasonably certain it will exercise the options.

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

Contingent Consideration

Contingent consideration is initially recorded at its acquisition date fair value, is remeasured at each reporting date and is included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. Fair value is estimated utilizing several key assumptions and is remeasured at each reporting period with changes in fair value being recorded as a component of general and administrative expense in the consolidated statements of comprehensive loss . See Note 3 “Business Combinations” for a rollforward of contingent consideration and Note 9 “Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities” for balances at December 31, 2021 and 2020.

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at time of sale. The warranty liability is included within accrued expenses and other current liabilities in the consolidated balance sheets. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2019	$225
Provisions for warranty obligations	636
Settlements	(300)
Balance at December 31, 2020	561
Provisions for warranty obligations	205
Settlements	(436)
Balance at December 31, 2021	$330

Deferred Financing Costs

Direct financing costs are deferred and amortized as a component of interest expense, over the term of the related debt. The long-term portion of the balance of unamortized deferred financing costs related to Company’s term loan is presented as a reduction of the related borrowing arrangement liability and totals $0.3 million at each of December 31, 2021 and 2020. The unamortized deferred financing costs related to the Company’s revolving facility are recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheet and totals less than $0.1 million at December 31, 2020. There were no unamortized deferred financing costs recorded in prepaid and other current assets at December 31, 2021.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom and to third-party international service centers who provide service on Precision Flow capital units outside of the United States and United Kingdom. Service revenue also includes fees from remote patient monitoring services sold through Vapotherm Access. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the years ended December 31, 2021, 2020 or 2019.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842 and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying consolidated balance sheets; these amounts totaled $0.7 million and $2.7 million at December 31, 2021 and 2020, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease. Prior to the adoption of ASC 842 effective January 1, 2020, the Company accounted for such transactions under ASC 840 and there was no change in the Company’s accounting for such transactions upon the adoption of ASC 842.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the years ended December 31, 2021, 2020 and 2019 totaled $1.6 million, $2.5 million and $1.0 million, respectively.

Sales and Value-Added Taxes

When required by local jurisdictions, the Company bills its customers for sales tax and value-added tax calculated on each sales invoice and records a liability for the sales and value-added tax payable, which is included in accrued expenses and other current liabilities in the consolidated balance sheets. Sales tax and value-added tax billed to a customer are not included in the Company’s revenue.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is measured at the market value of the related shares of the Company’s common stock on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period and is generally three years. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. Expected volatility is calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

The Company recognizes stock-based expense for shares of its common stock issued pursuant to the Vapotherm, Inc. 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-

Scholes option pricing model. The expected life is determined based on the contractual term. Dividend yield, risk-free interest rate, forfeiture rates and expected volatility are estimated in a manner similar to option grants described above.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options, unvested restricted stock units, unissued employee stock purchase plan shares, and warrants are considered potential dilutive common shares.

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

Recently Issued Accounting Pronouncements

The Jumpstart Our Business Startups Act (the “JOBS Act”) allows an emerging growth company (“EGC”) to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Since the Company was an EGC prior to December 31, 2020, the Company had elected to use the adoption dates applicable to private companies. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. Since the Company no longer qualified as an EGC as of December 31, 2020, subsequent to that date, it adopts future accounting pronouncements at dates applicable to public companies.

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

3. Business Combinations

PCI and RespirCare

On November 2, 2021, HGE acquired PCI and became affiliated with a physician practice managed by PCI, RespirCare, which the Company consolidates for accounting and tax purposes. The principal assets acquired included goodwill and property and equipment. The Company undertook the acquisition in order to increase the number of patients for Vapotherm Access remote patient monitoring service.

The purchase price, net of cash acquired, of $1.7 million was funded with cash payments of approximately $1.3 million and the settlement of $0.4 million of preexisting transactions. The acquisition has been accounted for as an acquisition of a business. The following table summarizes the preliminary purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of November 2, 2021:

Cash	$39
Accounts receivable	101
Prepaids and other current assets	11
Property and equipment	397
Operating lease right-of-use assets	316
Goodwill	1,302
Other long-term assets	9
Total assets acquired	2,175
Accounts payable	(29)
Other current liabilities	(111)
Other long-term liabilities	(264)
Total liabilities assumed	(404)
Total purchase price	$1,771

The excess of purchase consideration over the fair value of net tangible assets acquired was recorded as goodwill. Goodwill associated with the acquisition was primarily attributable to the expansion opportunity of the Vapotherm Access remote monitoring platform and the value of the acquired workforce. The goodwill is deductible for tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. There were no intangible assets identified as part of the acquisition. The fair values of assets acquired and liabilities assumed may be subject to change as additional information is received. The Company expects to finalize the purchase price allocation as soon as practicable, but not later than one year from the acquisition date.

The Company has included the financial results of PCI and RespirCare in the consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented as the impact to the financial results is immaterial. Net revenue and net loss related of PCI and RespirCare since the date of acquisition were immaterial. The transaction costs associated with the acquisition were approximately $0.5 million and were recorded in general and administrative expense as incurred during 2021.

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

The Company finalized its valuation of the assets acquired and liabilities assumed during the three months ended March 31, 2021 and recorded an adjustment to correct immaterial errors related to the acquisition which reduced the preliminary purchase price by $2.3 million and decreased goodwill, intangible assets and other current liabilities by $2.2 million, $0.3 million and $0.3 million, respectively.

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

The following table summarizes the final purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of November 13, 2020:

Cash	$2
Accounts receivable	518
Inventory	3
Prepaids and other current assets	238
Property and equipment	225
Operating lease right-of-use assets	2,329
Goodwill	13,398
Intangible assets	5,180
Other long-term assets	45
Total assets acquired	21,938
Accounts payable	(32)
Accrued expenses and other current liabilities	(620)
Contract liabilities	(31)
Other long-term liabilities	(1,951)
Total liabilities assumed	(2,634)
Total purchase price	$19,304

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as of the date of acquisition.

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

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the year ended December 31, 2021:

Balance at December 31, 2020	$13,187
Change in value of contingent consideration based on correction of purchase price calculation	(2,258)
Change in fair value of contingent consideration	(1,813)
Balance at December 31, 2021	$9,116

Solus

On February 28, 2019, the Company completed the acquisition of all outstanding equity securities of Solus, whose principal assets included intangible assets related to customer agreements. The Company undertook the acquisition to accelerate its penetration in the United Kingdom market. The purchase price, net of cash acquired, of $2.0 million was funded with an initial cash payment of approximately $1.6 million and a settlement of a $0.4 million receivable from a preexisting relationship. Additionally, the Company recognized $1.0 million in contingent consideration as compensation expense during both 2020 and 2019. The acquisition has been accounted for as an acquisition of a business.

The following table summarizes the purchase price allocation that includes the fair values of the separately identifiable assets acquired and liabilities assumed as of February 28, 2019:

Cash	$466
Accounts receivable	411
Inventory	492
Prepaids and other current assets	3
Property and equipment	1
Goodwill	592
Intangible assets	455
Total assets acquired	2,420
Accounts payable and accrued expenses	(241)
Contract liabilities	(75)
Deferred taxes	(78)
Total liabilities assumed	(394)
Total purchase price	$2,026

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions as of the date of acquisition.

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

As of December 31, 2021 and 2020, the Company had two items, cash equivalents and contingent consideration, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which total approximately $35.6 million and $90.3 million at December 31, 2021 and 2020, respectively, and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration which totals $9.1 million and $13.2 million at December 31, 2021 and 2020, respectively, relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy as described in Note 3 “Business Combinations.”

During 2019, the Company granted warrants to purchase 19,790 shares of common stock in connection with an amendment to its financing arrangement described in Note 10 “Debt”. These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	2.4%
Expected stock price volatility	60.9%
Expected term (years)	10.0

5. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2021	2020
United States	$8,894	$18,893
International	2,147	4,967
Total accounts receivable	11,041	23,860
Less: Allowance for doubtful accounts	(132)	(372)
Accounts receivable, net of allowance for doubtful accounts	$10,909	$23,488

No individual customers accounted for 10% or more of revenue or accounts receivable as of or for the years ended December 31, 2021 or 2020.

6. Inventories

Inventories consist of the following:

	December 31,
	2021	2020
Component parts	$19,860	$10,367
Finished goods	16,702	9,506
	$36,562	$19,873

7. Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. A summary of the components of property and equipment is as follows:

	December 31,
	2021	2020
Equipment	$1,576	$1,266
Furniture	1,387	1,320
Manufacturing equipment	14,318	10,658
Software	1,306	845
Demonstration, placements and evaluation units	19,109	16,116
Leasehold improvements	2,977	2,482
Construction in process	987	2,386
Total property and equipment	41,660	35,073
Less: Accumulated depreciation and amortization	(19,503)	(14,500)
Total property and equipment, net	$22,157	$20,573

Depreciation of property and equipment was $5.0 million, $4.6 million, and $3.0 million during the years ended December 31, 2021, 2020 and 2019, respectively.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2020 and 2021 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2019	$588	$353
Acquired during the period	15,620	5,520
Amortization	-	(183)
Foreign currency exchange rate changes	18	4
Balance at December 31, 2020	16,226	5,694
Acquired during the period	1,302	-
Change in value based on correction of purchase price calculation and allocation	(2,222)	(340)
Amortization	-	(633)
Impairment charge	-	(323)
Foreign currency exchange rate changes	(6)	-
Balance at December 31, 2021	$15,300	$4,398

The following table presents a summary of acquired intangible assets:

	As of December 31, 2021
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer relationships	10.00	$2,420	$(272)
Developed technology	10.00	2,400	(271)
Customer agreements	3.83	456	(335)
Total intangible assets	9.47	$5,276	$(878)

The Company recognized $0.4 million, $0.1 million and $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during the years ended December 31, 2021, 2020 and 2019, respectively. The Company also recognized $0.2 million and less than $0.1 million of amortization expense within general and administrative expenses related to intangible assets during the years ended December 31, 2021 and 2020, respectively, with no such amounts being recorded within general and administrative expenses during the year ended December 31, 2019.

The estimated amortization expense for intangible assets for future years is as follows:

2022	$603
2023	482
2024	482
2025	482
2026	482
Thereafter	1,867
Total	$4,398

9. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020

Accrued bonuses	$6,988	$6,584
Accrued commissions	5,181	11,689
Contingent consideration, current portion	3,952	5,322
Accrued payroll and employee-related costs	2,734	1,579
Operating lease liabilities, current portion	1,753	1,572
Accrued professional fees	1,682	1,156
Accrued taxes	1,450	1,717
Accrued inventory	1,111	1,423
Accrued vacation liability	786	793
Product warranty reserve	330	561
Other	2,592	1,637
Total accrued expenses and other current liabilities	$28,559	$34,033

Other long-term liabilities consist of the following:

	December 31,
	2021	2020
Contingent consideration	$5,164	$7,865
Operating lease liabilities	5,357	6,779
Deferred payroll taxes	-	572
Other	-	13
Total other long-term liabilities	$10,521	$15,229

10. Debt

Credit Facilities

On October 21, 2020, the Company entered into a Loan and Security Agreement (the “CIBC Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provides for a revolving loan facility of $12.0 million (the “CIBC Revolving Facility”) and a term loan facility of $40.0 million (the “CIBC Term Facility” and, together with the CIBC Revolving Facility, the “CIBC Facilities”). The proceeds of the CIBC Facilities were used to repay the Company’s former revolving loan facility and term loan facility, described in more detail below.

The CIBC Revolving Facility was scheduled to mature on October 21, 2022 and could be renewed on an annual basis thereafter by mutual agreement of the Company and CIBC. The Revolving Facility bore interest at a floating rate per annum equal to the Wall Street Journal (“WSJ”) Prime Rate plus 1.0% and is subject to a floor of 3.25%. At December 31, 2021, the interest rate was 4.25%. The outstanding balance under the CIBC Revolving Facility was $6.6 million at December 31, 2021 and there were letters of credit of $0.8 million outstanding at December 31, 2021. Availability under the CIBC Revolving Facility was determined based on eligible receivables reduced by letters of credit outstanding. At December 31, 2021, there were no additional borrowings available under the CIBC Revolving Facility.

The Term Facility was scheduled to mature on October 21, 2025. Advances under the Term Facility bore interest at a floating rate per annum equal to the WSJ Prime Rate plus 2.5% and is subject to a floor of 3.25%. At December 31, 2021, the interest rate was 5.75%. The outstanding balance was $40.0 million at December 31, 2021. The CIBC Loan Agreement provided for interest-only payments on the CIBC Term Facility for the first 36 months through October 21, 2023. Thereafter, amortization payments on the CIBC Term Facility were to be payable monthly in 24 equal installments. The CIBC Term Facility could not be prepaid prior to October 21, 2021 without prepaying all of the interest that otherwise would have been payable on the CIBC Term Facility during the period commencing on October 21, 2020 and ending on October 21, 2021, plus a prepayment charge of 2.0%. Thereafter, the CIBC Term Facility could be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurred after October 21, 2021 but on or prior to October 21, 2022, and (ii) 1.0%, if such prepayment occurred after October 21, 2022 but on or prior to October 21, 2023. The CIBC Facilities were secured by a lien on substantially all of the Company’s assets, including intellectual property.

The CIBC Loan Agreement contained customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 80% of each year’s annual operating plan (tested on a trailing twelve month basis at the end of each fiscal quarter) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the Loan Agreement included, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of funds of the Company or its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, CIBC is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. The CIBC Loan Agreement also contained other customary provisions, such as expense reimbursement and confidentiality. CIBC had indemnification rights and the right to assign the Facilities, subject to customary restrictions.

As of December 31, 2021, the Company was in compliance with all covenants under the Loan Agreement.

The annual principal maturities of the Company’s CIBC Term Facility as of December 31, 2021 was as follows:

Total Due
Years Ended December 31,
2022	$-
2023	3,200
2024	19,200
2025	17,600
Less: Unamortized deferred financing costs	(274)
Long-term loans payable	$39,726

As described in Note 20 “Subsequent Event”, the Company refinanced the CIBC Facilities on February 18, 2022.

Prior Credit Facilities

On October 21, 2020, the Company used $40 million of the CIBC Term Facility, approximately $4.9 million of the CIBC Revolving Facility, and approximately $6.3 million of cash on hand to pay off all obligations owing under, and to terminate, both its prior Credit Agreement and Guaranty, as amended (the “Amended Credit Agreement and Guaranty”), with Perceptive Credit Holdings II, LP (“Perceptive”) and its Business Financing Agreement, as amended (the “Amended Revolver Agreement”) with Western Alliance Bank. As a result of the termination of the Amended Credit Agreement and Guaranty and the Amended Revolver Agreement, the Company recorded a loss on extinguishment of debt of $4.2 million, which included the prepayment penalty, exit fees, write-off of the remaining unamortized deferred financing costs, and legal fees, during the fourth quarter of 2020.

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

In October 2019, the Company entered into an assignation and variation agreement for a lease of 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead in the United Kingdom. The lease term, as amended, expires on February 15, 2027.

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

In November 2021, in connection with the acquisition of PCI, the Company assumed a real estate lease for 4,790 square feet of medical office space at 2832 and 2834 E. 101st Street, Tulsa, Oklahoma. The lease term expires on July 31, 2026. The Company has the option to renew the lease for two additional five year terms. The Company is not reasonably certain that it will renew the lease beyond July 2026.

In November 2021, the Company entered into a lease agreement, which is expected to commence in February 2022, where the Company will lease 23,877 square feet of manufacturing and warehouse space in Mesquite, Texas. The Company will lease this space under a lease expected to expire on March 31, 2027, with a renewal option for an additional five-year term. The Company is not reasonably certain that it will renew the lease beyond March 2027.

The following table presents operating lease cost and information related to operating right-of-use assets and operating lease liabilities:

	Year Ended
	December 31,
	2021	2020
Lease cost:
Operating lease cost	$2,461	$1,717
Variable lease cost	475	379
Total	$2,936	$2,096
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$2,460	$1,731
Operating right of use assets obtained in exchange for new operating lease liabilities	$549	$2,965
Weighted average remaining lease term - operating leases	3.3 years	4.2 years
Weighted average discount rate - operating leases	8.1%	8.0%

As of December 31, 2021, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
Years Ended December 31,
2022	$2,255
2023	2,523
2024	2,562
2025	662
2026	113
Thereafter	5
Total payments	8,120
Less interest	1,010
Total present value of lease payments	$7,110

Rent expense for the year ended December 31, 2019 was $2.0 million and was recorded in accordance with ASC 840.

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

Other Commitments

The Company has non-cancellable purchase commitments for inventories, capital equipment and services which total $3.7 million at December 31, 2021, all of which are expected to be paid within one year.

12. Stockholders’ Equity

Preferred Stock

As of December 31, 2021 and 2020, the Company has authorized 25,000,000 shares of preferred stock, at a par value of $0.001. As of December 31, 2021 and 2020, there are no shares of preferred stock outstanding.

Common Stock

As of December 31, 2021 and 2020, the Company has authorized 175,000,000 shares of common stock. The Company has 26,126,253 and 25,722,984 issued and outstanding shares of common stock as of December 31, 2021 and 2020, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

13. Warrants

The table below sets forth the Company’s warrant activity for the year ended December 31, 2020 and 2021:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	182,076	$14.84
Warrants granted	-	-
Warrants exercised	(148,128)	15.04
Outstanding at December 31, 2020	33,948	$14.00
Warrants granted	-	-
Warrants exercised	-	-
Outstanding at December 31, 2021	33,948	$14.00

All of the Company’s warrants outstanding at December 31, 2021 have an exercise price of $14.00 and expire at periods ranging from March 14, 2022 through July 28, 2025.

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

14. Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	For the Year Ended December 31, 2021
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$22,549	$11,117	$33,666
Disposables	50,764	15,867	66,631
Subtotal Product Revenue	73,313	26,984	100,297
Lease Revenue
Capital Equipment	4,087	234	$4,321
Other	1,691	418	$2,109
Service and Other Revenue	5,056	1,509	6,565
Net Revenue	$84,147	$29,145	$113,292

	For the Year Ended December 31, 2020
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$45,464	$12,719	$58,183
Disposables	44,548	12,163	56,711
Subtotal Product Revenue	90,012	24,882	114,894
Lease Revenue
Capital Equipment	5,698	72	$5,770
Other	1,659	352	$2,011
Service and Other Revenue	1,792	1,266	3,058
Net Revenue	$99,161	$26,572	$125,733

	For the Year Ended December 31, 2019
	US	International	Total
Net revenue by:
Product Revenue
Capital Equipment	$6,144	$3,180	$9,324
Disposables	27,753	7,302	35,055
Subtotal Product Revenue	33,897	10,482	44,379
Lease Revenue	1,721	-	1,721
Service and Other Revenue	965	1,039	2,004
Net Revenue	$36,583	$11,521	$48,104

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s aggregated revenue.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying consolidated balance sheets. The following table presents changes in contract liabilities during 2020 and 2021:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2019	$344	$137
Additions	3,137	459
Subtractions	(963)	(137)
Balance at December 31, 2020	$2,518	$459
Additions	7,430	369
Subtractions	(8,236)	(459)
Balance at December 31, 2021	$1,712	$369

15. Stock Plans and Stock-Based Compensation

On October 30, 2018, the Company’s Board of Directors adopted, and stockholders approved, the Vapotherm, Inc. 2018 Equity Incentive Plan (as amended, the “2018 Equity Plan”) which provides for the grant of stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other awards that are convertible into or otherwise based on the Company’s common stock. In April 2021, the Company’s Board of Directors amended the 2018 Equity Plan to provide for double-trigger vesting in the event of a change in control (as defined in the 2018 Equity Plan).

On January 23, 2019, the Company established a French Qualifying Subplan, which allows for the granting of stock options to purchase shares of common stock for employees and officers who are residents of France, and on August 31, 2020, the Company established a French Qualifying Subplan, which allows for the granting of not only stock options to purchase shares of common stock but also restricted stock units for employees and officers who are residents of France, and superseded and replaced the prior subplan. The options and restricted stock unit awards under the French Qualifying Subplan reside under the umbrella of the 2018 Equity Plan.

Subject to customary anti-dilution adjustments, the number of shares of common stock that may be issued in satisfaction of awards under the 2018 Equity Plan was initially 998,900 shares, plus the number of shares (which will not exceed 769,419 shares) underlying awards under the Vapotherm, Inc. 2015 Stock Incentive Plan (the “2015 Equity Plan”), which plan was replaced by the 2018 Equity Plan, that, on or after the effectiveness of the 2018 Equity Plan, expire or are terminated, surrendered or cancelled without the delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the 2015 Equity Plan. In addition, the number of shares of common stock available for issuance under the 2018 Equity Plan is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) four percent of the number of outstanding shares of common stock as of the close of business on the immediately preceding December 31 or (ii) the number of shares determined by the Board of Directors on or prior to such date. As of December 31, 2021, 1,239,402 shares of common stock remain available for issuance under the 2018 Equity Plan. To date, stock options, performance awards, restricted stock awards and restricted stock units have been issued under the 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

		Year Ended
		December 31,
	2021	2020	2019
Cost of revenue	$729	$351	$187
Research and development	1,187	843	405
Sales and marketing	3,171	2,115	782
General and administrative	4,679	3,121	2,462
Total	$9,766	$6,430	$3,836

During the years ended December 31, 2021, 2020 and 2019, the Company granted 18,098, 19,387 and 17,644 shares of its common stock, respectively, to members of its Board of Directors and consultants under the 2018 Equity Plan that were valued at the closing price of the Company’s common stock at the date of grant and were fully vested on the date of grant.

During the fourth quarter of 2021, the Company elected to modify certain outstanding option awards which resulted in the recognition of additional compensation expense of $0.1 million.

Stock Options

Under the terms of the 2018 Equity Plan, the exercise price of the options is determined by the Board of Directors at the time of grant. Options granted under the 2018 Equity Plan and prior plans, including the 2015 Equity Plan, vest ratably over a period of one to four years from the date of grant and are exercisable over a period of not more than ten years from the date of grant.

Stock option activity for the year ended December 31, 2021 is as follows:

			Weighted
	Number of	Weighted	Average
	Underlying	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2020	1,766,337	$12.15	8.32	$26,294
Options granted	466,390	26.30
Options exercised	(168,289)	8.97
Options canceled	(139,704)	17.68
Outstanding at December 31, 2021	1,924,734	$15.46	7.82	$13,071
Exercisable at December 31, 2021	900,763	$11.40	7.13	$8,606
Vested and unvested expected to vest at December 31, 2021	1,924,734	$15.46	7.82	$13,071

The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $18.97, $9.90, and $9.20 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2021, 2020 and 2019 was $3.3 million, $6.8 million and $2.3 million, respectively. As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested stock options awards of $10.2 million, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years.

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

During 2016, the Company permitted the exercise of 79,865 stock options via nonrecourse notes. There were no exercises of stock options via nonrecourse notes in 2019, 2020 or 2021. The nonrecourse notes were fully paid during 2019 and the related shares were issued.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	0.7%	1.6%	1.9%
Expected stock price volatility	86.6%	87.6%	64.5%
Expected term (years)	6.1	6.1	6.2

The Company assumed an average forfeiture rate of 4.17%, 4.17% and 6.73% for the years ended December 31, 2021, 2020 and 2019, respectively, based on historical experience with pre-vested forfeitures.

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the year ended December 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	228,489	$25.60
Granted	364,632	24.69
Vested	(45,908)	28.96
Canceled	(37,825)	25.03
Unvested at December 31, 2021	509,388	$24.69

A summary of restricted stock award activity for the year ended December 31, 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2020	103,650	$1.68
Granted/purchased	-	-
Vested	(95,661)	1.68
Canceled	-	-
Unvested at December 31, 2021	7,989	$1.68

As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units and awards of $8.6 million, which is expected to be recognized over the remaining weighted average vesting period of 2.2 years.

Employee Stock Purchase Plan

Subject to customary anti-dilution adjustments, the number of shares of common stock that are available for issuance under the ESPP was initially 166,500 shares. The number of shares of common stock available for issuance under the ESPP is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) the number of shares of common stock determined by the Board of Directors up to such an initial maximum of 1,741,300 shares of common stock. The number of shares of common stock reserved under the plan at December 31, 2021 totals 673,258.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. The first offering period began on January 2, 2020 and ended on May 14, 2020. Subsequent offering periods began on each November 15th and May 15th or the first trading day thereafter. During the fourth quarter of 2021, the plan administrator revised the six-month offering periods to begin on each January 1st and July 1st or the trading day thereafter. During the year ended December 31,2021, 75,313 shares of common stock were purchased by employees under the ESPP at an average price of $15.12 per share, resulting in cash proceeds of $1.1 million. During the year ended December 31, 2020, 58,140 shares of common stock were purchased by employees under the ESPP at an average price of $14.19 per share, resulting in cash proceeds of $0.8 million.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2021	2020

Expected dividend yield	0.0%	0.0%
Risk free interest rate	0.2%	0.1% - 1.6%
Expected stock price volatility	55.0%	93.0% - 131.0%
Expected term (years)	0.5	0.4 - 0.5

16. Income Taxes

Net loss before income taxes is as follows:

	Year Ended
	December 31,
	2021	2020	2019
United States	$(59,973)	$(51,591)	$(50,343)
United Kingdom	73	89	(862)
Germany	24	-	-
	$(59,876)	$(51,502)	$(51,205)

During the years ended December 31, 2021 and 2019, the Company recorded a tax benefit of approximately $0.1 million primarily related to foreign net deferred income tax assets deemed more likely than not to be realized in the United Kingdom. During the year ended December 31, 2020, the Company did not record any income tax expense or benefit because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets. No tax benefit or provision was recorded on its United States results in any of the years ended December 31, 2021, 2020 or 2019. The reported amount of income tax benefit for each of 2021, 2020 and 2019 differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance and various permanent differences.

A reconciliation of income tax expense is computed as the statutory federal income tax rate to income taxes as reflected in the financial statement as follows:

	Year Ended
		December 31,
	2021	2020	2019
Federal income tax benefit at statutory rate	(21.0%)	(21.0%)	(21.0%)
Permanent differences	(5.4%)	(5.9%)	(6.7)%
Change in valuation allowance	26.9%	26.8%	26.9%
Other	(0.6%)	0.1%	0.5%
Income tax expense	(0.1%)	0.0%	(0.3%)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred Tax Assets
Net operating loss carryforwards	$69,579	$59,779
Deduction of research and development costs	9,945	8,356
Tax credit carryforwards	6,068	5,109
Accrued expenses	4,425	2,997
Operating lease liabilities	1,771	2,300
Stock option expense attributed to non-ISO stock	3,473	1,641
Accrued bonus and vacation	2,065	1,693
Inventory valuation reserves	117	136
Deferred revenue	281	-
Accounts receivable allowance	105	100
Accrued warranty	89	151
Intangible assets	7	-
Other temporary differences	684	561
Gross deferred tax assets	98,609	82,823
Less: Valuation allowance	(95,309)	(79,236)
Deferred tax assets after valuation allowance	3,300	3,587
Deferred Tax Liabilities
Depreciation	(1,468)	(1,220)
Intangible assets	-	(28)
Operating lease right of use assets	(1,754)	(2,300)
Deferred revenue	-	(45)
Gross deferred tax liabilities	(3,222)	(3,593)
Net Deferred Tax Assets (Liabilities)	$78	$(6)

 The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, United Kingdom, and Germany. As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $293.3 million and $137.5 million, respectively, which begin to expire in 2022. Federal net operating loss carryforwards generated during or after the year ended December 31, 2018 will carryforward indefinitely. As of December 31, 2021, the Company had federal research and development tax credits carryforwards of $5.9 million which begin to expire in 2022.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets generated from its UK subsidiary, which are comprised principally of net operating loss carryforwards. Under the applicable accounting standards management has concluded that the Company will realize the benefit of the subsidiary’s deferred tax asset.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its domestic deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $95.3 million and $79.2 million has been established at December 31, 2021 and 2020, respectively. The valuation allowance increased $16.1 million during the year ended December 31, 2021, due primarily to net operating losses generated.

Years prior to 2018 are generally closed due to statute of limitations for purposes of taxing jurisdictions assessing additional tax; however, the tax attributes, including net operating losses and research credits, from such years can still be reviewed and reduced upon audit. Years beginning in 2018 remain open to examination for both federal and state purposes.

The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. Management is not aware of any uncertain tax positions. As of December 31, 2021, and 2020, the Company determined that there were no liabilities associated with uncertain tax positions and no related interest and penalties. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income taxes, when and if incurred.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”) due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2021 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

17. Net Loss Per Share

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2021	2020	2019
Options to purchase common stock	1,924,734	1,766,337	1,030,148
Unvested restricted stock units and awards	517,377	332,139	229,913
Employee stock purchase plan shares	-	43,595	-
Warrants to purchase common stock	33,948	33,948	182,076
	2,476,059	2,176,019	1,442,137

18. Related Party Transactions

The Company recorded sales of $1.2 million for the year ended December 31, 2021 to an entity in which a member of the Company’s board of directors holds a management position. There were no outstanding balances due from that entity at December 31, 2021.

See Note 10 “Debt” for a discussion of the Company’s Amended Credit Agreement and Guaranty and related transactions with Perceptive, a former holder of more than 5% of the Company’s common stock.

19. Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company matches employee contributions at a rate of 100% of the first 6% of employee contributions During 2019, the Company matched employee contributions at a rate of 50% of the first 4% of employee contributions, and the employer match was capped at $1,000 per year for employees with annual earnings less than $50,000 and $500 per year for employees with annual earnings greater than $50,000. In 2020 and 2021, the employer match was capped at $1,000 and $2,000 , respectively, per year for all employees. The Company contributed $0.6 million, $0.3 million and $0.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

20. Subsequent Event

On February 18, 2022 (“the Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SLR Investment Corporation (“SLR”) which provides for a term loan A facility of $100.0 million (the “Term Loan A Facility”) and a term loan B facility of $25.0 million (the “Term Loan B Facility” and, together with the Term Loan A Facility, the “Facilities”). The Term Loan A Facility was funded to the Company on the Effective Date. The Term Loan B Facility will be available to the Company following the Effective Date upon achievement of a certain minimum revenue level as more fully described in the Loan Agreement. The proceeds of Term Loan A Facility were used to repay all indebtedness under the CIBC Loan Agreement.

The Facilities will mature on February 1, 2027. Advances under the Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 0.10% and (ii) the LIBOR Rate, plus (b) 8.30%. The Loan Agreement provides for interest-only payments for the first forty-eight months following the Effective Date. Thereafter, amortization payments on the Facilities will be payable monthly in twenty-four equal installments; provided that the Company shall have the option to extend the interest-only period for an additional twelve months upon achievement of a certain minimum revenue level as more fully described in the Loan Agreement. The Facilities are secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on July 31, 2022) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Facilities, subject to customary restrictions.

On February 18, 2022, the Company utilized approximately $47.4 million of the Term Loan A Facility to pay off all obligations owing under to pay off all obligations owing under, and to terminate the CIBC Facilities.