Form 10-Q
period 2022-03-31
VAPOTHERM INC
filed 2022-05-04
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, there were 26,563,525 outstanding common shares of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2022

__________________

We use “Vapotherm,” “Vapotherm Access,” “High Velocity Therapy,” “HVT,” “Precision Flow,” “Hi-VNI,” “OAM,” “HGE,” “Vapotherm UK,” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 and in our subsequent Quarterly Reports of Form 10-Q, including this Quarterly Report for the quarterly period ended March 31, 2022.

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
•
the commercial and clinical success of our strategy to create a respiratory care "ecosystem," including our affiliation with RespirCare and other potential participants, and our ability to execute this strategy;
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
•
our ability to expand, manage and maintain our direct sales and marketing organizations in the United States, Germany, the United Kingdom and any other jurisdictions in which we elect to pursue a direct sales model, and to market and sell our High Velocity Therapy systems globally and to market and sell our Oxygen Assist Module in the United States and throughout the world;
•
our plan to successfully transition all manufacturing operations from New Hampshire to Mexico and the anticipated favorable effect thereof on our gross margins and costs and risks in connection therewith;
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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 24, 2022 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$72,907	$57,071
Accounts receivable, net	9,912	10,909
Inventories	38,048	36,562
Prepaid expenses and other current assets	4,909	5,205
Total current assets	125,776	109,747
Property and equipment, net	25,336	22,157
Operating lease right-of-use assets	7,770	7,045
Restricted cash	1,109	253
Goodwill	15,283	15,300
Intangible assets, net	4,245	4,398
Deferred income tax assets	8	78
Other long-term assets	1,027	1,107
Total assets	$180,554	$160,085
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,608	$5,923
Contract liabilities	1,424	2,081
Accrued expenses and other current liabilities	15,375	28,559
Revolving loan facility	-	6,608
Total current liabilities	23,407	43,171
Long-term loans payable, net	96,491	39,726
Other long-term liabilities	6,727	10,521
Total liabilities	126,625	93,418
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 26,559,819 and 26,126,253 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	27	26
Additional paid-in capital	453,612	443,358
Accumulated other comprehensive (loss) income	(29)	26
Accumulated deficit	(399,681)	(376,743)
Total stockholders' equity	53,929	66,667
Total liabilities and stockholders’ equity	$180,554	$160,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net revenue	$21,622	$32,308
Cost of revenue	13,730	15,140
Gross profit	7,892	17,168
Operating expenses
Research and development	5,549	4,910
Sales and marketing	13,322	13,900
General and administrative	8,954	8,059
Total operating expenses	27,825	26,869
Loss from operations	(19,933)	(9,701)
Other (expense) income
Interest expense	(1,747)	(665)
Interest income	17	29
Foreign currency loss	(69)	(70)
Loss on extinguishment of debt	(1,114)	-
Net loss before income taxes	$(22,846)	$(10,407)
Provision for income taxes	92	-
Net loss	$(22,938)	$(10,407)
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	11
Total other comprehensive (loss) income	$(55)	$11
Total comprehensive loss	$(22,993)	$(10,396)
Net loss per share - basic and diluted	$(0.87)	$(0.40)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	26,321,087	25,796,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905
Issuance of common stock upon exercise of options	77,892	-	761	-	-	761
Issuance of common stock with restricted stock units and awards	29,699	-	47	-	-	47
Issuance of common stock for services	3,633	-	110	-	-	110
Stock-based compensation expense	-	-	2,575	-	-	2,575
Foreign currency translation adjustment	-	-	-	11	-	11
Net loss	-	-	-	-	(10,407)	(10,407)
Balance at March 31, 2021	25,834,208	$26	$434,274	$52	$(327,350)	$107,002

Balance at December 31, 2021	26,126,253	$26	$443,358	$26	$(376,743)	$66,667
Issuance of common stock upon exercise of options	1,227	-	12	-	-	12
Issuance of common stock with restricted stock units and awards	60,488	-	10	-	-	10
Issuance of common stock for services	3,683	-	76	-	-	76
Issuance of common stock to satisfy contingent consideration	368,168	1	5,629	-	-	5,630
Issuance of common stock warrants	-	-	1,157	-	-	1,157
Stock-based compensation expense	-	-	3,370	-	-	3,370
Foreign currency translation adjustments	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(22,938)	(22,938)
Balance at March 31, 2022	26,559,819	$27	$453,612	$(29)	$(399,681)	$53,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(22,938)	$(10,407)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,446	2,685
Depreciation and amortization	1,391	1,574
Provision for bad debts	177	(156)
Provision for inventory valuation	150	(12)
Non-cash lease expense	519	422
Change in fair value of contingent consideration	(188)	202
Loss on disposal of property and equipment	151	23
Amortization of discount on debt	139	32
Deferred income taxes	83	3
Loss on extinguishment of debt	1,114	-
Changes in operating assets and liabilities:
Accounts receivable	805	9,987
Inventories	(1,650)	(7,042)
Prepaid expenses and other assets	(927)	(1,651)
Accounts payable	84	870
Contract liabilities	(652)	(1,730)
Accrued expenses and other current liabilities	(11,882)	(14,338)
Operating lease liabilities, current and long-term	(293)	(424)
Net cash used in operating activities	(30,471)	(19,962)
Cash flows from investing activities
Purchases of property and equipment	(3,008)	(2,256)
Net cash used in investing activities	(3,008)	(2,256)
Cash flows from financing activities
Proceeds from loans, net of discount	99,094	-
Repayment of loans	(40,000)	-
Payments of debt extinguishment costs	(817)	-
Payment of debt issuance costs	(1,365)	-
Repayments on revolving loan facility	(6,608)	-
Payment of contingent consideration	(135)	-
Proceeds from exercise of stock options	12	761
Net cash provided by financing activities	50,181	761
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	16,692	(21,455)
Cash, cash equivalents and restricted cash
Beginning of period	57,324	115,536
End of period	$74,016	$94,081
Supplemental disclosures of cash flow information
Interest paid during the period	$983	$639
Property and equipment purchases in accounts payable and accrued expenses	$1,581	$263
Debt issuance costs in accounts payable and accrued expenses	$202	$-
Issuance of common stock to satisfy contingent consideration	$5,630	$-
Issuance of common stock warrants in conjunction with debt draw down	$1,157	$-
Issuance of common stock upon vesting of restricted stock units	$10	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the care of patients of all ages suffering from the respiratory distress often associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19. The Company’s strategy is to become the world’s preeminent complex lung disease patient management company by combining digital, clinical and device solutions to create a healthcare ecosystem focused on improving the lives of complex lung disease patients while reducing the cost of their care. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module, designed to automatically maintain SpO2 levels within a specified range for a defined period of time. The Company’s digital solutions are focused on at home patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. The Company’s clinical solutions include affiliations with leading pulmonologists and other clinicians, offering both in person and virtual care, as well as its own call center staffed by experienced nurses. While these device, digital and clinical solutions function independently, the Company believes leveraging the three together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care.

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

The Company sells its Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. The Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. The Company is in the process of seeking FDA approval to market the Oxygen Assist Module in the United States. In addition, the Company employs field-based clinical educators who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

On November 2, 2021, HGE Health Care Solutions, LLC ("HGE") affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI Management Group LLC (“PCI”) and PCI’s arrangements with RespirCare and its physician shareholder. The Company consolidates PCI and RespirCare for accounting and tax purposes. See Note 3 “Business Combinations” to these condensed consolidated financial statements for details of this transaction.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2021 Form 10-K and are updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Vapotherm UK Ltd ("Vapotherm UK," formerly Solus Medical Ltd.), a wholly owned subsidiary of the Company based in the United Kingdom, Vapotherm Deutschland GmbH, a wholly owned subsidiary of the Company located in Germany, HGE, a wholly owned subsidiary of the Company located in the United States, PCI, a wholly owned subsidiary of HGE which was acquired on November 2, 2021 located in the United States, and RespirCare, an affiliate of PCI located in the United States. All intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc. and three reporting units, Vapotherm, Vapotherm UK and Vapotherm Access. Segment information is consistent with how the chief operating decision maker reviews the business, makes investing and resource allocation decisions and assesses operating performance.

The majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $3.8 million and $2.4 million as of March 31, 2022 and December 31, 2021, respectively.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, and the condensed consolidated statements of comprehensive loss, stockholders’ equity and of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results of operations for the three months

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2021 have been reclassified to conform to the presentation in 2022. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of March 31, 2022, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At March 31, 2022, deposits exceed the amount of any insurance provided.

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

Supplier Risk

The Company obtains some of the components and subassemblies included in its Precision Flow systems and its Oxygen Assist Module from single source suppliers. The partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of March 31, 2022, $1.1 million of its $74.0 million of cash, cash equivalents and restricted cash balance was located outside the

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

United States. As of December 31, 2021, $1.1 million of its $57.3 million of cash, cash equivalents and restricted cash balance was located outside of the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$72,907	$57,071
Restricted cash	1,109	253
Total cash, cash equivalents, and restricted cash	$74,016	$57,324

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expense in the condensed consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying condensed consolidated statements of comprehensive loss. Effective April 1, 2021, the Company changed the estimated useful life for certain of its demonstration, placement and evaluation units from five years to seven years. This prospective change had an immaterial impact on the Company’s results of operations for the three months ended March 31, 2021.

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value. There were no impairments of property and equipment during the three months ended March 31, 2022 or 2021.

Intangible Assets

Intangible assets are related to customer relationships, developed technology, and customer agreements and are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss for customer-related intangible assets while amortization of other intangible assets is included within general and administrative expenses in the consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments of intangible assets during the three months ended March 31, 2022 or 2021.

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

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. There was no impairment of goodwill during the three months ended March 31, 2022 and 2021.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2021 to March 31, 2022 is as follows:

Balance at December 31, 2021	$330
Provisions for warranty obligations	116
Settlements	(110)
Balance at March 31, 2022	$336

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the Precision Flow systems, the Vapotherm Transfer Unit 2.0 and Q50 compressor. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of Precision Flow capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who provide service on Precision Flow capital units outside of the United States and United Kingdom. Service revenue also includes fees from remote patient monitoring services sold through Vapotherm Access. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and accounted for as a reduction of revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three months ended March 31, 2022 and 2021.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $0.4 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended March 31, 2022 and 2021 were $0.4 million and $0.5 million, respectively.

Sales and Value-Added Taxes

When required by local jurisdictions, the Company bills its customers for sales tax and value-added tax calculated on each sales invoice and records a liability for the sales and value-added tax payable, which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets. Sales tax and value-added tax billed to a customer are not included in the Company’s revenue.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options, restricted stock, unrestricted stock, stock units, including restricted stock units and performance stock units, and stock appreciation rights to employees, consultants and non-employee directors. The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards, including grants of restricted stock, restricted stock units and stock options, to be recognized as expense in the condensed consolidated statements of comprehensive loss based on their grant date fair values.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is measured at the market value of the related shares of the Company’s common stock on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period and is generally three years. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. For the year ended December 31, 2021, expected volatility was calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. Effective January 1, 2022, expected volatility is based on the historical volatility of the Company's common stock. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

The Company recognizes stock-based expense for shares of its common stock issued pursuant to the Vapotherm, Inc. 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option pricing model. The expected life is determined based on the contractual term. Dividend yield, risk-free interest rate, forfeiture rates, and expected volatility are estimated in a manner similar to option grants described above.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, United Kingdom, and Germany. The provision for income taxes for the three months ended March 31, 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. There was no provision or benefit for income taxes for the three months ended March 31, 2021 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

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

Recently Issued Accounting Pronouncements

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivative and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022 for private companies, emerging growth companies following private company adoption dates, or public entities meeting the definition of smaller reporting companies as of the date of issuance of this update. Since the Company met the definition of a smaller reporting company as of the date of issuance of this update, the Company is not required to adopt ASU 2016-13 until January 1, 2023. The Company has not yet determined the effects, if any, that the adoption of ASU 2016-13 and subsequent amendments to this standard may have on its financial position, results of operations, cash flows, or disclosures.

3. Business Combination

On November 2, 2021, HGE affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI Management Group LLC (“PCI”) and PCI’s arrangements with RespirCare and its physician shareholder. The Company consolidates PCI and RespirCare for accounting and tax purposes. The principal assets acquired included goodwill and property and equipment. The Company undertook the acquisition in order to increase the number of patients for Vapotherm Access remote patient monitoring service.

The purchase price, net of cash acquired, of $1.7 million was funded with cash payments of approximately $1.3 million and the settlement of $0.4 million of preexisting transactions. The acquisition has been accounted for as an acquisition of a business. The following table summarizes the preliminary purchase price allocation that includes the fair value of the separately identifiable assets acquired and liabilities assumed as of November 2, 2021:

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

The Company has included the financial results of PCI and RespirCare in the condensed consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented as the impact to the financial results is immaterial. Net revenue and net loss related of PCI and RespirCare since the date of acquisition were immaterial. The transaction costs associated with the acquisition were approximately $0.5 million and were recorded in general and administrative expense as incurred during the fourth quarter of 2021.

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

As of March 31, 2022, the Company had two items, cash equivalents and contingent consideration, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which total approximately $53.2 million at March 31, 2022 and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration which totals $3.2 million at March 31, 2022 relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2022.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the three months ended March 31, 2022:

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Balance at December 31, 2021	$9,116
Change in fair value of contingent consideration	(188)
Payments	(5,765)
Balance at March 31, 2022	$3,163

The change in fair value of contingent consideration was a reduction of $0.2 million for the three months ended March 31, 2022 and is included in general and administrative expenses in the accompanying condensed consolidated statement of comprehensive loss.

Payments of contingent consideration included $0.1 million paid in cash and $5.6 million paid in 368,168 shares of the Company's common stock for the three months ended March 31, 2022.

During the first quarter of 2022, the Company granted warrants to purchase 107,373 shares of common stock in connection with its financing arrangement described in Note 9 "Debt." These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	1.9%
Expected stock price volatility	79.3%
Expected term (years)	10.0

5. Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2022	December 31, 2021
United States	$5,913	$8,894
International	4,304	2,147
Total accounts receivable	10,217	11,041
Less: Allowance for doubtful accounts	(305)	(132)
Accounts receivable, net of allowance for doubtful accounts	$9,912	$10,909

No individual customer accounted for 10% or more of net revenue for the three months ended March 31, 2022 or March 31, 2021. One customer accounted for 17% of total accounts receivable at March 31, 2022. No individual customers accounted for 10% or more of total accounts receivable at December 31, 2021.

6. Inventories

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Component parts	$18,148	$19,860
Finished goods	19,900	16,702
Total inventories	$38,048	$36,562

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2022 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2021	$15,300	$4,398
Amortization	-	(150)
Foreign currency exchange rate changes	(17)	(3)
Balance at March 31, 2022	$15,283	$4,245

The following table presents a summary of acquired intangible assets:

	As of March 31, 2022
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer relationships	10.00	$2,420	$(333)
Developed technology	10.00	2,400	(330)
Customer agreements	3.83	456	(368)
Total intangible assets	9.47	$5,276	$(1,031)

The Company recognized $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during each of the three months ended March 31, 2022 and 2021. The Company also recognized less than $0.1 million of amortization expense within general and administrative expenses related to intangible assets during each of the three months ended March 31, 2022 and 2021.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and employee-related costs	$3,147	$2,734
Contingent consideration, current portion	2,564	3,952
Operating lease liabilities, current portion	2,055	1,753
Accrued bonuses	1,112	6,988
Accrued professional fees	1,038	1,682
Accrued vacation liability	765	786
Accrued taxes	724	1,450
Accrued commissions	694	5,181
Product warranty reserve	336	330
Accrued freight	279	247
Accrued inventory	96	1,111
Other	2,565	2,345
Total accrued expenses and other current liabilities	$15,375	$28,559

9. Debt

Current Credit Facilities

On February 18, 2022 (the "Effective Date”), the Company entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corporation (“SLR”) which provides for a term A loan facility of $100.0 million (the “SLR Term

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility” and, together with the Term A Loan Facility, the “SLR Facilities”). The SLR Term A Loan Facility was funded to the Company on the Effective Date. In connection with this draw down, the Company granted SLR warrants to purchase 107,373 shares of the Company's common stock. The warrants have an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility will be available to the Company following the Effective Date upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of SLR Term A Loan Facility were used to repay all indebtedness under the Company's prior loan agreement, as described below.

The SLR Facilities will mature on February 1, 2027 (the "Maturity Date"). Advances under the SLR Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 0.10% or (ii) the LIBOR Rate, plus (b) 8.30%. At March 31, 2022, the interest rate was 8.53%. The outstanding balance was $100.0 million at March 31, 2022. The SLR Loan Agreement provides for interest-only payments for the first forty-eight months following the Effective Date. Thereafter, payments on the SLR Facilities will be due monthly in twelve equal installments; provided that the Company shall have the option to extend the interest-only period for an additional twelve months upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The SLR Facilities may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date. A facility fee equal to 0.9% of the SLR Term B Loan Facility (the "SLR Term B Loan Facility Fee"), or $225,000, is due on the earliest of (i) the initial funding date, (ii) December 20, 2023, and (iii) the prepayment of the SLR Facilities prior to December 20, 2023. The SLR Term B Loan Facility Fee is being accrued to interest expense over 22 months. In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 6.95% of the aggregate principal amount of the SLR Facilities funded (the "Facility Exit Fee"), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the SLR Facilities prior to the Maturity Date, and (iii) the prepayment date of the SLR Facilities prior to the Maturity Date. The Facility Exit Fee of $7.0 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the SLR Term A Loan Facility. The SLR Facilities are secured by a lien on substantially all of the assets, including intellectual property, of the Company. As of March 31, 2022, the Company was in compliance with all covenants under the SLR Loan Agreement.

The SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on July 31, 2022) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the SLR Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including acceleration of amounts due under the SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of March 31, 2022. The Company will re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the SLR Facilities, subject to customary restrictions.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The annual principal maturities of the Company’s SLR Facilities as of March 31, 2022 are as follows:

2022 (remaining 9 months)	$-
2023	-
2024	-
2025	83,333
2026	16,667
Less: Unamortized deferred financing costs	(3,509)
Long-term loans payable	$96,491

Prior Credit Facilities

On February 18, 2022, the Company used $47.4 million of the SLR Term A Loan Facility to pay off all obligations owing under, and to terminate, its prior Loan and Security Agreement (the “CIBC Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provided for a revolving loan facility of $12.0 million (the "CIBC Revolving Facility") and a term loan facility of $40.0 million (the "CIBC Term Facility" and, together with the Revolving Facility, the "CIBC Facilities"). As a result of the termination of the CIBC Loan Agreement, the Company recorded a loss on extinguishment of debt of $1.1 million, which included the prepayment penalty, write-off of the remaining unamortized deferred financing costs, and legal fees during the first quarter of 2022.

As of December 31, 2021, the Company had $40.0 million of the CIBC Term Facility outstanding under the CIBC Loan Agreement, which accrued interest at a floating rate equal to the Wall Street Journal ("WSJ") Prime Rate plus 2.5% and is subject to a floor of 3.25%, and $4.9 million of outstanding borrowings under the CIBC Revolving Facility, which accrued interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and is subject to a floor of 3.25%. The CIBC Term Facility was scheduled to mature on October 21, 2025 and the CIBC Revolving Facility was scheduled to mature on October 21, 2022. As previously mentioned, the CIBC Facilities were fully repaid and terminated on February 18, 2022 when the Company entered into the SLR Loan Agreement.

10. Commitments and Contingencies

Lease Commitments

The Company's operating lease commitments have been described in Note 11 on the 2021 Form 10-K.

In November 2021, the Company entered into a lease agreement, which commenced in January 2022, where the Company assumed a real estate lease for 23,877 square feet of manufacturing and warehouse space in Mesquite, Texas. The lease term expires on April 23, 2027. The Company has the option to renew the lease for an additional five-year term. The Company is not reasonably certain that it will renew the lease beyond April 2027.

In January 2022, the Company entered into a supplier agreement, which granted the Company the right to control the use of 7,442 square feet of manufacturing and warehouse space in Tijuana, Mexico. The term of the embedded lease expires on January 28, 2025. The Company has the option to renew the supplier agreement for an additional 12 month period. The Company is not reasonably certain that it will renew the agreement beyond January 2025.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents operating lease cost and information related to operating lease liabilities for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Lease cost:
Operating lease cost	$683	$416
Variable lease cost	115	133
Total	$798	$549
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$612	$587
Operating right of use assets obtained in exchange for new operating lease liabilities	$1,254	$-
Weighted average remaining lease term - operating leases (in years)	3.4	4.0
Weighted average discount rate - operating leases	8.1%	8.0%

As of March 31, 2022, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2022 (remaining 9 months)	$1,909
2023	2,841
2024	2,894
2025	946
2026	403
Thereafter	54
Total payments	9,047
Less interest	(1,128)
Total present value of lease payments	$7,919

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

11. Warrants

The Company's warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	33,948	$14.00
Warrants granted	107,373	13.97
Warrants expired	(5,450)	14.00
Outstanding at March 31, 2022	135,871	$13.98

In connection with its financing arrangement described in Note 9 "Debt," on February 18, 2022, the Company granted warrants to SLR to purchase 107,373 shares of Company common stock. The warrants have an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended March 31,
	2022
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$2,374	$784	$3,158
Disposable	11,071	3,808	14,879
Subtotal product revenue	13,445	4,592	18,037
Lease revenue
Capital equipment	238	163	401
Other	393	98	491
Service and other revenue	2,423	270	2,693
Total net revenue	$16,499	$5,123	$21,622

	Three Months Ended March 31,
	2021
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$6,232	$4,932	$11,164
Disposable	12,461	4,695	17,156
Subtotal product revenue	18,693	9,627	28,320
Lease revenue
Capital equipment	1,577	33	1,610
Other	544	136	680
Service and other revenue	1,255	443	1,698
Total net revenue	$22,069	$10,239	$32,308

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue for the three months ended March 31, 2022 or 2021.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed consolidated balance sheets. The following table presents changes in contract liabilities during the three months ended March 31, 2022:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2021	$1,712	$369
Additions	1,562	150
Subtractions	(2,000)	(369)
Balance at March 31, 2022	$1,274	$150

13. Stock-Based Compensation

As of March 31, 2022, 1,565,666 shares of common stock remained available for issuance under the Vapotherm, Inc. 2018 Equity Incentive Plan (as amended and restated, the "2018 Equity Plan"), assuming target performance under outstanding performance

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

stock units. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$228	$176
Research and development	488	341
Sales and marketing	1,079	921
General and administrative	1,651	1,247
Total	$3,446	$2,685

Stock Options

The Company granted options to purchase an aggregate of 241,250 shares of common stock at exercise prices ranging from $13.22 to $20.71 per share, with a weighted average exercise price of $20.53 per share, during the three months ended March 31, 2022. The Company granted options to purchase an aggregate of 357,140 shares of common stock at exercise prices ranging from $23.01 to $35.51 per share, with a weighted average exercise price of $27.06 per share, during the three months ended March 31, 2021. The weighted average fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $14.18 and $19.73 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Three Months Ended March 31,
	2022	2021
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.4%	0.5%
Expected stock price volatility	80.3%	88.3%
Expected term (years)	6.1	6.1

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the three months ended March 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	509,388	$24.69
Granted	386,918	19.66
Vested	(57,448)	26.81
Canceled	(12,116)	22.28
Unvested at March 31, 2022	826,742	$22.22

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

A summary of restricted stock award activity for the three months ended March 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	7,989	$1.68
Granted/purchased	-	-
Vested	(6,178)	1.68
Canceled	(473)	1.68
Unvested at March 31, 2022	1,338	$1.68

Performance Stock Units

The Company granted performance stock units covering 159,343 shares of common stock, assuming target level of performance, with a weighted average grant date fair value of $20.71 during the three months ended March 31, 2022. The quantity of shares that will ultimately vest and be issued upon settlement of the performance stock units range from 0% to 200% of a targeted number of shares and will be determined based on, and subject to, achievement by the Company of certain revenue targets for the year ending December 31, 2024. There were no performance stock units outstanding at December 31, 2021.

Employee Stock Purchase Plan

As of March 31, 2022, 934,520 shares of common stock remained available for issuance under the ESPP.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. Effective January 1, 2022, offering periods begin on each January 1st and July 1st or the first trading day thereafter.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2022:

Expected dividend yield	0.0%
Risk free interest rate	0.2%
Expected stock price volatility	45.0%
Expected term (years)	0.5

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

14. Net Loss Per Share

The Company excluded the following potential common shares, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Options to purchase common stock	2,120,086	2,009,646
Unvested restricted stock units and awards and performance stock units	987,423	469,486
Employee stock purchase plan shares	47,311	63,581
Warrants to purchase common stock	135,871	33,948
	3,290,691	2,576,661

15. Subsequent Event

On April 27, 2022 the Company committed to a plan to relocate all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Mexico to be determined. While it is anticipated that this move will incur significant start-up costs, the anticipated lower costs associated with the planned Mexico plant will be a key part of the Company’s plan to increase future gross margins and mitigate the risk of higher U.S. inflation and a tight labor market in New Hampshire for the foreseeable future. The Company is in the process of determining the amount of the related restructuring charges, and accordingly, is unable to estimate the total amount or range of amounts expected to be incurred in connection with the action or the total amount or range of amounts that will result in future cash expenditures. The Company expects to complete the relocation by late 2022 or early 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the fiscal quarter ended March 31, 2022, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2021 Form 10-K filed with the SEC on February 24, 2022 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

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

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the FDA in 2021 and is currently in limited market release. The HVT 2.0 platform is approved for therapy in multiple settings of care, including the home. As of March 31, 2022, more than 3.5 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 35,700 units, an increase of 15.9% compared to March 31, 2021.

Our business was significantly transformed during 2020 due to increased demand for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020, and a 53.5% compounded annual revenue growth rate from 2019 to 2021. The COVID-19 pandemic contributed to this transformation in at least two primary ways: first, it resulted in increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, and generally, resulting in high global demand for our technology and the concomitant rapid growth of our installed base referred to above. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s emergency department with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in expanded use of our products to treat all forms of Type 1 and Type 2 respiratory distress in a variety of settings.

In certain countries outside the United States, we currently offer our Oxygen Assist Module ("OAM") which launched in the United Kingdom, select European markets, and Israel in late 2020. The Oxygen Assist Module can be used with most versions of our Precision Flow system as well as the HVT 2.0. The Oxygen Assist Module helps clinicians maintain a patient’s pulse oxygen saturation, or SpO2, within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. Our Oxygen Assist Module is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. We are in the process of seeking FDA approval to market the Oxygen Assist Module in the United States. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of March 31, 2022, we have sold our Precision Flow systems to over 2,300 hospitals across the United States, and in over 40 countries outside of the United States.

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

We believe our anticipated long-term growth will be driven by the following strengths: disruptive High Velocity Therapy technology supported by a compelling body of clinical and economic evidence; the expanded FDA indications we received for our next generation HVT 2.0 platform, enabling use in multiple settings of care; deep expertise in the area of closed loop control, machine learning based respiratory technology, the first example of which is our Oxygen Assist Module; new FDA clearances and/or approvals for our product pipeline, including the Oxygen Assist Module; a recurring revenue model with historically high visibility on our disposables utilization across a robust global installed base; an expanding digital and clinical footprint we expect will accelerate our strategy to become the world’s preeminent complex lung disease patient management company; dedicated respiratory sales forces in the United States, the United Kingdom and Germany, which we expect to extend to other growing international markets; experienced international distributors; a comprehensive approach to market development with established clinical and digital marketing teams; a robust and growing intellectual property portfolio; and an experienced senior management team and board members with deep industry practice.

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

We intend to continue to make significant investments in our sales and marketing organization, including our One Hospital One Day strategy, to help facilitate further adoption and penetration into additional care areas among existing hospital accounts as well as broaden awareness of our products to new hospitals. We also expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average sale prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. In addition, we have continued to make and expect to continue to make improvements and adjustments to our production operations and capacity, including engaging a third-party manufacturer to manufacture and assemble certain of our products at its facility in Tijuana, Mexico and hiring temporary production workers during 2021 and more recently our plan to move all manufacturing operations from New Hampshire to Mexico. While these actions put pressure on our gross margins during 2021 and the first quarter of 2022 and will continue to put pressure on our gross margins during the rest of 2022, we anticipate long-term benefits of these past and anticipated future actions. Because of these and other factors, we expect to continue to incur net losses for the next several years and may require additional funding, which may include future equity and debt financings.

Results of Operations

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net revenue	$21,622	$32,308
Cost of revenue	13,730	15,140
Gross profit	7,892	17,168
Operating expenses
Research and development	5,549	4,910
Sales and marketing	13,322	13,900
General and administrative	8,954	8,059
Total operating expenses	27,825	26,869
Loss from operations	(19,933)	(9,701)
Other expense, net	(2,913)	(706)
Net loss before income taxes	(22,846)	(10,407)
Provision for income taxes	92	-
Net loss	$(22,938)	$(10,407)

Revenue

	Three Months Ended March 31,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$3,158	14.6%	$11,164	34.6%	$(8,006)	(71.7)%
Disposables	14,879	68.8%	17,156	53.1%	(2,277)	(13.3)%
Subtotal product revenue	18,037	83.4%	28,320	87.7%	(10,283)	(36.3)%
Lease revenue
Capital equipment	$401	1.9%	$1,610	5.0%	$(1,209)	(75.1)%
Other	491	2.3%	680	2.1%	(189)	(27.8)%
Service and other revenue	2,693	12.4%	1,698	5.2%	995	58.6%
Total net revenue	$21,622	100.0%	$32,308	100.0%	$(10,686)	(33.1)%

Net revenue decreased $10.7 million, or 33.1%, to $21.6 million for the first quarter of 2022 compared to $32.3 million for the first quarter of 2021. The decrease in net revenue was primarily attributable to decreases of $8.0 million, $2.3 million and $1.2 million in capital equipment, disposables and capital equipment lease revenues, respectively, partially offset by a $1.0 million increase in service and other revenues. Capital equipment revenue decreased 71.7% in the first quarter of 2022 primarily due to decreased sales of our Precision Flow units. Disposables revenue decreased 13.3% in the first quarter of 2022 primarily driven by lower sales volume in the United States and our International markets due to reduced hospitalizations from COVID-19, seasonal influenza, and respiratory syncytial virus. Capital equipment lease revenue decreased 75.1% in the first quarter of 2022 primarily due to a decrease in rental arrangements. The increase in service and other revenue in the first quarter of 2022 is primarily the result of Vapotherm Access revenue due to the PCI acquisition in the fourth quarter of 2021.

Net revenue information by geography is summarized as follows:

	Three Months Ended March 31,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$16,499	76.3%	$22,069	68.3%	$(5,570)	(25.2)%
International	5,123	23.7%	10,239	31.7%	(5,116)	(50.0)%
Total net revenue	$21,622	100.0%	$32,308	100.0%	$(10,686)	(33.1)%

Net revenue generated in the United States decreased $5.6 million, or 25.2%, to $16.5 million for the first quarter of 2022, compared to $22.1 million for the first quarter of 2021. The decrease in net revenue in the United States was primarily due to a decrease in volume of sales of capital equipment and a decrease in the number of disposables sold due to lower demand in the first quarter of 2022 compared to the first quarter of 2021. Net revenue generated in our International markets decreased $5.1 million, or 50.0%, to $5.1 million for the first quarter of 2022, compared to $10.2 million for the first quarter of 2021. The decrease in international net revenue was primarily driven by a decrease in volume of sales of capital equipment and a decrease in the number of disposables sold in the first quarter of 2022 compared to the first quarter of 2021.

Cost of Revenue and Gross Profit

Cost of revenue decreased $1.4 million, or 9.3%, to $13.7 million in the first quarter of 2022 compared to $15.1 million in the first quarter of 2021. This decrease was primarily due to lower materials and labor costs due to a decrease in sales volumes of our capital equipment and disposables in the first quarter of 2022 compared to the first quarter of 2021. This decrease was partially offset by an increase in freight costs due to higher transportation costs in the United States and certain non-recurring charges related to the transfer of certain activities to our contract manufacturer.

Gross profit as a percent of revenue decreased to 36.5% in the first quarter of 2022 compared to 53.1% in the first quarter of 2021. Gross profit as a percent of revenue was negatively impacted by non-recurring production costs that were incurred in 2021 to meet all Customer demand during the Delta and Omicron COVID surges as well as higher transportation costs and decreased labor and overhead absorption due to lower disposables volume.

Research and Development Expenses

Research and development expenses increased $0.6 million, or 13.0%, to $5.5 million in the first quarter of 2022 compared to $4.9 million in the first quarter of 2021. As a percentage of revenue, research and development expenses increased to 25.7% in the first quarter of 2022 compared to 15.2% in the first quarter of 2021.

The increase in research and development expenses in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to increased employee-related expenses, production development costs associated with the development of our future generation High Velocity Therapy systems, and stock-based compensation, partially offset by decreased patent-related costs, prototype, and tooling costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.6 million, or 4.2%, to $13.3 million in the first quarter of 2022 compared to $13.9 million in the first quarter of 2021. As a percentage of revenue, sales and marketing expenses increased to 61.6% in the first quarter of 2022 compared to 43.0% in the first quarter of 2021.

The decrease in sales and marketing expenses in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to decreased sales commission expenses, partially offset by increased employee-related expenses, stock-based compensation, and travel expenses.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 11.1%, to $9.0 million in the first quarter of 2022 compared to $8.1 million in the first quarter of 2021. As a percentage of revenue, general and administrative expenses increased to 41.4% in the first quarter of 2022 compared to 24.9% in the first quarter of 2021.

The increase in general and administrative expenses in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to higher employee-related expenses and stock-based compensation and an increase in the allowance for uncollectible accounts receivable, partially offset by change in the value of contingent consideration.

Other Expense, Net

Other expense, net increased $2.2 million, or 312.6%, to $2.9 million in the first quarter of 2022 compared to $0.7 million in the first quarter of 2021. The increase in other expense, net in the first quarter of 2022 was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during the current year period compared to the same period in 2021 and the extinguishment of our prior financing arrangement.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income. There was no such provisions or benefits recorded in the first quarter of 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and restricted cash of $74.0 million, working capital of $102.4 million and an accumulated deficit of $399.7 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our Precision Flow systems and their associated disposables and amounts borrowed under credit facilities.

We believe that our existing cash resources, including the recent funding under our new credit facility described below, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and services.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,471)	$(19,962)
Investing activities	(3,008)	(2,256)
Financing activities	50,181	761
Effect of exchange rate on cash, cash equivalents and restricted cash	(10)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,692	$(21,455)

Operating Activities

The net cash used in operating activities was $30.5 million in the first quarter of 2022 and consisted primarily of a net loss of $22.9 million and an increase in net operating assets of $14.5 million, partially offset by $6.9 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

The net cash used in operating activities was $20.0 million in the first quarter of 2021 and consisted primarily of a net loss of $10.4 million and an increase in net operating assets of $14.3 million, partially offset by $4.7 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first quarter of 2022 and 2021 consisted of purchases of property and equipment of $3.0 million and $2.3 million, respectively.

Financing Activities

Net cash provided by financing activities was $50.2 million in the first quarter of 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, partially offset by payments of debt extinguishment costs of $0.8 million, debt issuance costs of $1.4 million, and contingent consideration payments of $0.1 million.

Net cash provided by financing activities was $0.8 million in the first quarter of 2021 and consisted of proceeds received from the exercise of stock options.

Credit Facilities

On February 18, 2022 (the "Effective Date”), we entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corporation (“SLR”) which provides for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility” and, together with the Term A Loan Facility, the “SLR Facilities”). The SLR Term A Loan Facility was funded to us on the Effective Date. In connection with this draw down, we granted SLR warrants to purchase 107,373 shares of our common stock. The warrants have an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility will be available to us following the Effective Date upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of SLR Term A Loan Facility were used to repay all indebtedness under our prior loan agreement, as described below.

The SLR Facilities will mature on February 1, 2027 (the "Maturity Date"). Advances under the SLR Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 0.10% or (ii) the LIBOR Rate, plus (b) 8.30%. At March 31, 2022, the interest rate was 8.53%. The outstanding balance was $100.0 million at March 31, 2022. The SLR Loan Agreement provides for interest-only payments for the first forty-eight months following the Effective Date. Thereafter, payments on the SLR Facilities will be due monthly in twelve equal installments; provided that we shall have the option to extend the interest-only period for an additional twelve months upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The SLR Facilities may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date. A facility fee equal to 0.9% of the SLR Term B Loan Facility (the "SLR Term B Loan Facility Fee"), or $225,000, is due on the earliest of (i) the initial funding date, (ii) December 20, 2023, and (iii) the prepayment of the SLR Facilities prior to December 20, 2023. The SLR Term B Loan Facility Fee is being accrued to interest expense over 22 months. In addition to the payment of principal and accrued interest, we will be required to make a payment of 6.95% of the aggregate principal amount of the SLR Facilities funded (the "Facility Exit Fee"), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the SLR Facilities prior to the Maturity Date, and (iii) the prepayment date of the SLR Facilities prior to the Maturity Date. The Facility Exit Fee of $7.0 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the SLR Term A Loan Facility. The SLR Facilities are secured by a lien on substantially all of our assets, including intellectual property. As of March 31, 2022, we were in compliance with all covenants under the SLR Loan Agreement.

The SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on July 31, 2022) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures.

The events of default under the SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the SLR Loan Agreement or other loan documents, (2) our breach or default in the performance of any covenant under the SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of its subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including acceleration of amounts due under the SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of March 31, 2022. We will re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the SLR Facilities, subject to customary restrictions.

On February 18, 2022, we used $47.4 million of the SLR Term A Loan Facility to pay off all obligations owing under, and to terminate, our prior Loan and Security Agreement (the “CIBC Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provided for a revolving loan facility of $12.0 million (the "CIBC Revolving Facility") and a term loan facility of $40.0. million (the "CIBC Term Facility" and, together with the Revolving Facility, the "CIBC Facilities"). As a result of the termination of the CIBC Loan Agreement, we recorded a loss on extinguishment of debt of $1.1 million, which included the prepayment penalty, write-off of the remaining unamortized deferred financing costs, and legal fees during the first quarter of 2022.

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. We did not sell any shares of our common stock during the three months ended March 31, 2022 or 2021. The ATM Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. As of March 31, 2022, there was approximately $39.8 million in remaining capacity under this program.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under contingent consideration, debt, lease and purchase arrangements are provided in Notes 4, 9, and 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. Actual results could differ from these estimates.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting policies that we believe affect our more significant judgements and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our SLR Facilities and interest rates associated with our invested cash balances. Borrowings under our SLR Facilities bear interest at a floating rate per annum equal to (a) the grater of (i) 0.10% and (ii) the LIBOR Rate, plus (b) 8.30%. At March 31, 2022, the interest rate was 8.53%. As of March 31, 2022, borrowings under our SLR Facilities totaled $100.0 million. Based on our outstanding borrowings and the LIBOR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.0 million impact on our interest expense on an annual basis.

On March 31, 2022, we had cash invested in money market deposits of $53.2 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Our principal exchange rate risk is between the U.S. dollar and the British pound sterling, and to a lesser extent, the euro. Adjustments resulting from the translation of the financial statements of their foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at the average foreign currency exchange rates for the period. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and to a lesser extent, the euro. Revenues denominated in currencies other than the U.S. dollar represented approximately 5.3% and 2.4% of consolidated net revenues for the three months ended March 31, 2022 and 2021, respectively. Total assets denominated in the British pound sterling and euros represented approximately 1.6% and 1.8% of our total assets at March 31, 2022 and December 31, 2021, respectively. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Inflationary factors, such as increases in our cost of revenue and selling and operating expenses, may adversely affect our operating results. We experienced increases in freight and labor costs during the first quarter of 2022. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and sales and marketing and other operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2021 Form 10-K which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

Our plan to move all manufacturing operations from New Hampshire to Mexico involves significant risks which, if not mitigated, could have a material adverse effect on our business and operations.

We plan to relocate our manufacturing operations from our present leased manufacturing facility in New Hampshire to a leased manufacturing facility in Mexico that we will manage and operate. We are presently in the process of procuring a suitable manufacturing site in Mexico but have not yet done so. Relocating our manufacturing operations to Mexico involves significant risks, including:

•
That we will be unable to procure suitable manufacturing space in Mexico on a timely basis, or at all;
•
That we will be unable to recruit and hire sufficient manufacturing and other personnel to effectively operate a Mexican factory or that the personnel we do hire will lack the necessary skills do perform the work to the required standards;
•
That some or all of our specialized manufacturing equipment and tooling will be lost or damaged in transit from New Hampshire to Mexico, resulting in delays or disruptions to our manufacturing operations;
•
That we will be unable to obtain necessary regulatory approvals to enable us to manufacture product at our Mexican facility or ship product from our Mexican facility to customers in other countries, or that such approvals are delayed;
•
That we will encounter unforeseen issues or delays due to our lack of experience conducting manufacturing operations in Mexico;
•
That our ability to continue to manufacture product in New Hampshire pending completion of the move to Mexico will be interrupted due to earlier than expected departures of New Hampshire manufacturing employees; and
•
That our company culture will be adversely affected by the move, with a concomitant adverse effect on overall employee morale and attrition.

Although we have developed (and continue to develop) plans and strategies to mitigate these risks, there can be no assurance we will be successful in this regard. Consequently, the occurrence of one or more of the foregoing risks could have a material adverse effect on our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2020, the Company acquired HGE Health Care Solutions, LLC (“HGE”). The consideration payable to HGE equity holders included certain amounts contingent on the future performance of certain HGE service offerings (the "Contingent Consideration"), which could be paid in cash or common stock, at the sole discretion of the Company. To satisfy a portion of the Contingent Consideration, the Company issued an aggregate of 368,168 shares of its common stock (the "HGE Shares") to certain of the former equity holders of HGE during the three months ended March 31, 2022. The offering and sale of the HGE Shares did not involve a public offering, was made without general solicitation or general advertising and, based in part on the representations of the former HGE equity holders, the Company concluded that the offering and sale of the HGE Shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated thereunder.

ITEM 5. OTHER INFORMATION

On April 27, 2022 the Company committed to a plan to relocate all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Mexico to be determined. While it is anticipated that this move will incur significant start-up costs, the anticipated lower costs associated with the planned Mexico plant will be a key part of the Company’s plan to increase future gross margins and mitigate the risk of higher U.S. inflation and a tight labor market in New Hampshire for the foreseeable future. The Company is in the process of determining the amount of the related restructuring charges, and accordingly, is unable to estimate the total amount or range of amounts expected to be incurred in connection with the action or the total amount or range of amounts that will result in future cash expenditures. The Company expects to complete the relocation by late 2022 or early 2023.

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

VAPOTHERM, INC.

May 4, 2022	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

May 4, 2022	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer