Form 10-Q
period 2022-06-30
VAPOTHERM INC
filed 2022-08-03
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 28, 2022, there were 26,697,245 outstanding shares of common stock of Vapotherm, Inc.

Vapotherm, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2022

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

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 and in our subsequent Quarterly Reports of Form 10-Q, including this Quarterly Report for the quarterly period ended June 30, 2022.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc. and our consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words and the use of future dates. Forward-looking statements include, but are not limited to, statements concerning:

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
•
the success of our current “path to profitability” goals for the remainder of 2022 and 2023;
•
the impact of the current COVID-19 pandemic and labor and hospital staffing shortages on our business and operating results;
•
our ability to accurately forecast customer demand for our products, adjust our production capacity if necessary and manage our inventory, particularly in light of the ongoing COVID-19 pandemic, current global supply chain disruptions, the effect of inflation and other recessionary indicators;
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

•
the volatility of the trading price of our common stock and our ability to maintain our listing on the New York Stock Exchange; and
•
our expectations about market trends and their anticipated effect on our business and operating results.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,882	$57,071
Accounts receivable, net	7,052	10,909
Inventories, net	38,368	36,562
Prepaid expenses and other current assets	4,400	5,205
Total current assets	99,702	109,747
Property and equipment, net	25,527	22,157
Operating lease right-of-use assets	7,217	7,045
Restricted cash	1,109	253
Goodwill	539	15,300
Intangible assets, net	55	4,398
Deferred income tax assets	48	78
Other long-term assets	942	1,107
Total assets	$135,139	$160,085
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,466	$5,923
Contract liabilities	1,246	2,081
Accrued expenses and other current liabilities	14,145	28,559
Revolving loan facility	-	6,608
Total current liabilities	18,857	43,171
Long-term loans payable, net	96,672	39,726
Other long-term liabilities	5,871	10,521
Total liabilities	121,400	93,418
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 26,692,883 and 26,126,253 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	27	26
Additional paid-in capital	456,290	443,358
Accumulated other comprehensive (loss) income	(214)	26
Accumulated deficit	(442,364)	(376,743)
Total stockholders’ equity	13,739	66,667
Total liabilities and stockholders’ equity	$135,139	$160,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$12,971	$20,625	$34,593	$52,933
Cost of revenue	10,606	11,218	24,336	26,358
Gross profit	2,365	9,407	10,257	26,575
Operating expenses
Research and development	6,310	4,577	11,859	9,487
Sales and marketing	11,833	12,804	25,155	26,704
General and administrative	5,323	8,627	14,277	16,686
Impairment of goodwill	14,701	-	14,701	-
Impairment of intangible assets	4,036	-	4,036	-
Total operating expenses	42,203	26,008	70,028	52,877
Loss from operations	(39,838)	(16,601)	(59,771)	(26,302)
Other (expense) income
Interest expense	(2,849)	(648)	(4,596)	(1,313)
Interest income	40	24	57	53
Foreign currency loss	(46)	(60)	(115)	(130)
Loss on extinguishment of debt	-	-	(1,114)	-
Other	-	18	-	18
Net loss before income taxes	$(42,693)	$(17,267)	$(65,539)	$(27,674)
(Benefit) provision for income taxes	(10)	-	82	-
Net loss	$(42,683)	$(17,267)	$(65,621)	$(27,674)
Other comprehensive income (loss):
Foreign currency translation adjustments	(185)	7	(240)	18
Total other comprehensive (loss) income	$(185)	$7	$(240)	$18
Total comprehensive loss	$(42,868)	$(17,260)	$(65,861)	$(27,656)
Net loss per share - basic and diluted	$(1.61)	$(0.67)	$(2.48)	$(1.07)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	26,574,027	25,887,313	26,448,257	25,841,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	26,126,253	$26	$443,358	$26	$(376,743)	$66,667
Issuance of common stock upon exercise of options	1,227	-	12	-	-	12
Issuance of common stock with restricted stock units and awards	60,488	-	10	-	-	10
Issuance of common stock for services	3,683	-	76	-	-	76
Issuance of common stock to satisfy contingent consideration	368,168	1	5,629	-	-	5,630
Issuance of common stock warrants	-	-	1,157	-	-	1,157
Stock-based compensation expense	-	-	3,370	-	-	3,370
Foreign currency translation adjustments	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(22,938)	(22,938)
Balance at March 31, 2022	26,559,819	$27	$453,612	$(29)	$(399,681)	$53,929

Issuance of common stock upon exercise of options	16,380	-	43	-	-	43
Issuance of common stock with restricted stock units and awards	49,218	-	2	-	-	2
Issuance of common stock under the Employee Stock Purchase Plan	62,973	-	135	-	-	135
Issuance of common stock for services	4,493	-	88	-	-	88
Stock-based compensation expense	-	-	2,410	-	-	2,410
Foreign currency translation adjustments	-	-	-	(185)	-	(185)
Net loss	-	-	-	-	(42,683)	(42,683)
Balance at June 30, 2022	26,692,883	$27	$456,290	$(214)	$(442,364)	$13,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905
Issuance of common stock upon exercise of options	77,892	-	761	-	-	761
Issuance of common stock with restricted stock units and awards	29,699	-	47	-	-	47
Issuance of common stock for services	3,633	-	110	-	-	110
Stock-based compensation expense	-	-	2,575	-	-	2,575
Foreign currency translation adjustment	-	-	-	11	-	11
Net loss	-	-	-	-	(10,407)	(10,407)
Balance at March 31, 2021	25,834,208	$26	$434,274	$52	$(327,350)	$107,002

Issuance of common stock upon exercise of options	14,577	-	156	-	-	156
Issuance of common stock with restricted stock units and awards	51,617	-	44	-	-	44
Issuance of common stock under the Employee Stock Purchase Plan	55,558	-	851	-	-	851
Issuance of common stock for services	545	-	13	-	-	13
Stock-based compensation expense	-	-	2,420	-	-	2,420
Foreign currency translation adjustment	-	-	-	7	-	7
Net loss	-	-	-	-	(17,267)	(17,267)
Balance at June 30, 2021	25,956,505	$26	$437,758	$59	$(344,617)	$93,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(65,621)	$(27,674)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,944	5,118
Depreciation and amortization	2,739	2,863
Provision for bad debts	285	(202)
Provision for inventory valuation	815	(183)
Non-cash lease expense	1,082	861
Change in fair value of contingent consideration	(3,113)	763
Impairment of goodwill	14,701	-
Impairment of intangible assets	4,036	-
Loss on disposal of property and equipment	198	40
Amortization of discount on debt	320	64
Deferred income taxes	82	7
Loss on extinguishment of debt	1,114	-
Changes in operating assets and liabilities:
Accounts receivable	3,520	15,195
Inventories	(2,683)	(9,286)
Prepaid expenses and other assets	(408)	(281)
Accounts payable	(2,441)	(308)
Contract liabilities	(812)	(1,664)
Accrued expenses and other current liabilities	(8,884)	(14,856)
Operating lease liabilities, current and long-term	(1,013)	(859)
Net cash used in operating activities	(50,139)	(30,402)
Cash flows from investing activities
Purchases of property and equipment	(6,289)	(3,156)
Net cash used in investing activities	(6,289)	(3,156)
Cash flows from financing activities
Proceeds from loans, net of discount	99,094	-
Repayment of loans	(40,000)	-
Payments of debt extinguishment costs	(817)	-
Payment of debt issuance costs	(1,567)	-
Repayments on revolving loan facility	(6,608)	(1,993)
Payment of contingent consideration	(135)	-
Proceeds from exercise of stock options	55	917
Proceeds from issuance of common stock under Employee Stock Purchase Plan	135	851
Net cash provided by (used in) financing activities	50,157	(225)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(62)	(12)
Net decrease in cash, cash equivalents and restricted cash	(6,333)	(33,795)
Cash, cash equivalents and restricted cash
Beginning of period	57,324	115,536
End of period	$50,991	$81,741
Supplemental disclosures of cash flow information
Interest paid during the period	$3,294	$1,249
Property and equipment purchases in accounts payable and accrued expenses	$224	$442
Issuance of common stock to satisfy contingent consideration	$5,630	$-
Issuance of common stock warrants in conjunction with debt draw down	$1,157	$-
Issuance of common stock upon vesting of restricted stock units	$12	$91

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the care of patients of all ages suffering from the respiratory distress often associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure, pneumonia, asthma and COVID-19. The Company’s strategy is to become the world’s preeminent complex lung disease patient management company by combining digital, clinical and device solutions to create a healthcare ecosystem focused on improving the lives of complex lung disease patients while reducing the cost of their care. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient's pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. The Company’s digital solutions are focused on at home patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. The Company’s clinical solutions include affiliations with leading pulmonologists and other clinicians, offering both in person and virtual care, as well as its own call center staffed by experienced nurses. While these device, digital and clinical solutions function independently, the Company believes leveraging the three together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. The Company’s Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. The Company’s next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the FDA in 2021, was in limited market release as of June 30, 2022 and in full market release as of August 2022. The HVT 2.0 platform is approved for therapy in multiple settings of care, including the home.

In certain countries outside the United States, the Company currently offers its OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The OAM can be used with most versions of the Company’s Precision Flow system and the HVT 2.0 has been enabled for future OAM use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death.

The Company sells its Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. The OAM is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. The Company is in the process of seeking FDA approval to market the OAM in the United States. In addition, the Company employs field-based clinical educators who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

On November 2, 2021, HGE Health Care Solutions, LLC (“HGE”), a wholly owned subsidiary of the Company, affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI Management Group LLC (“PCI”) and PCI’s arrangements with RespirCare and its physician shareholder. The Company consolidates PCI and RespirCare for accounting and tax purposes. See Note 3 “Business Combinations” to these condensed consolidated financial statements for details of this transaction.

The Company had an accumulated deficit of $442.4 million as of June 30, 2022. The Company expects to continue to incur significant product development, regulatory, sales and marketing and other expenses. The Company has historically funded its cash flow deficits primarily through the issuance of equity securities and debt and sales of Precision Flow systems and their associated disposables. As of June 30, 2022, the Company had cash, cash equivalents and restricted cash of $51.0 million, working capital of $80.8 million and outstanding debt under its Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp. (“SLR”) of $100.0 million. The SLR Loan Agreement provides for interest-only payments through February 18, 2026. The SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six-month basis at the end of each fiscal month, commencing with the six-month period ending on July 31, 2022). On August 1, 2022, SLR provided the Company with a one-month extension of the covenant-free period through August 31, 2022, while the Company is in active discussions with SLR regarding a modification of the minimum revenue covenant. Accordingly, the Company’s first measurement date for the minimum revenue covenant will be August 31, 2022, on a trailing six-month basis. The Company anticipates that it will be able to obtain a modification of the minimum revenue covenant before the first reporting period, although no assurance can be provided that it will be able to do so. If the Company is not able to achieve its minimum revenue covenant for any reporting period and an event of default were to occur under the SLR Loan Agreement, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the SLR Loan Agreement. Absent an event of default under the SLR Loan Agreement and SLR exercising its right to accelerate amounts due under the SLR Loan Agreement, the Company anticipates that its existing cash, cash equivalents and restricted cash and working capital will be sufficient to meet the Company’s capital requirements for at least the next 12 months from the date of the filing of this report on August 3, 2022. However, as the Company continues to incur losses and cash flow deficits, its transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure and reducing its cash operating expenses and capital expenditures to pre-COVID levels.

As such, the Company has evaluated whether or not its cash, cash equivalents and restricted cash on hand and working capital would be sufficient to sustain projected operating activities through August 3, 2023, as required by Accounting Standards Codification (ASC) 205-40 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. Based on the Company’s current forecasts of annual cash flow deficits, the Company expects to be able to reach profitability with its existing resources and non-dilutive financing sources, although no assurance can be provided that it will do so.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, management has considered its ability to reduce cash flow deficits and is in the process of implementing the following steps to reduce its cash flow deficits:

•
Move all of the Company’s production operations to Mexico to help reduce cost of labor and overhead;
•
Establish a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access government grant funding;
•
Materially defer or limit the Company’s spending on capital equipment;
•
Normalize the level of commission payouts to match current sales levels;
•
Reduce the use of external consultants and contract resources; and
•
Other steps to be communicated in the future.

Management believes its plans to reduce cash flow deficits can be effectively implemented as all of the actions are within the Company’s control. If, however, the Company’s minimum revenue covenant modification request does not receive the consent of SLR, and there is an event of default under the SLR Loan Agreement and SLR exercises its right to accelerate amounts due under the SLR Loan Agreement, then this condition would raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that it will be able to obtain the requested minimum revenue covenant modification prior to its next minimum revenue covenant measurement date, although no assurance can be provided that it will be able to do so.

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

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Vapotherm UK Ltd (“Vapotherm UK,” formerly Solus Medical Ltd.), a wholly owned subsidiary of the Company based in the United Kingdom, Vapotherm Deutschland GmbH, a wholly owned subsidiary of the Company located in Germany, HGE, a wholly owned subsidiary of the Company located in the United States, PCI, a wholly owned subsidiary of HGE which was acquired on November 2, 2021 located in the United States, and RespirCare, an affiliate of PCI, located in the United States. All intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc., and three reporting units, Vapotherm, Vapotherm UK and Vapotherm Access. Segment information is consistent with how the chief operating decision maker reviews the business, makes investing and resource allocation decisions and assesses operating performance.

As of June 30, 2022, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $3.7 million and $2.4 million as of June 30, 2022 and December 31, 2021, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these condensed consolidated financial statements include calculation of stock-based compensation, valuation of warrants, fair values of acquired assets and liabilities, including goodwill and intangibles assets, realizability of inventories, allowance for bad debts, accrued expenses, including the fair value of contingent consideration, the valuation allowances against deferred income tax assets, and assessments of impairment with respect to long-lived and intangible assets, including goodwill. Actual results may differ from these estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, and the condensed consolidated statements of comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The financial data and other

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2021 have been reclassified to conform to the presentation in 2022. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of June 30, 2022, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At June 30, 2022, deposits exceed the amount of any insurance provided.

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

Supplier Risk

The Company obtains some of the components and subassemblies included in its Precision Flow systems and its OAM from single source suppliers. The partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of June 30, 2022, $0.8 million of its $51.0 million of cash, cash equivalents and restricted cash balance was located outside the

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

United States. As of December 31, 2021, $1.1 million of its $57.3 million of cash, cash equivalents and restricted cash balance was located outside of the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$49,882	$57,071
Restricted cash	1,109	253
Total cash, cash equivalents, and restricted cash	$50,991	$57,324

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expenses in the condensed consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying condensed consolidated statements of comprehensive loss. Effective April 1, 2021, the Company changed the estimated useful life for certain of its demonstration, placement and evaluation units from five years to seven years. This prospective change had an immaterial impact on the Company’s results of operations for the three and six months ended June 30, 2021.

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value. There were no impairments of property and equipment during the three or six months ended June 30, 2022 or 2021.

Intangible Assets

Intangible assets are related to customer relationships, developed technology, and customer agreements and are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the condensed consolidated statements of comprehensive loss for customer-related intangible assets while amortization of other intangible assets is included within general and administrative expenses in the condensed consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. (See Note 7)

Goodwill

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

The Company compares the fair value of its three reporting units, Vapotherm, Vapotherm UK and Vapotherm Access, to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference. (See Note 7)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2021 to June 30, 2022 is as follows:

Balance at December 31, 2021	$330
Provisions for warranty obligations	259
Settlements	(217)
Balance at June 30, 2022	$372

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three and six months ended June 30, 2022 and 2021.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $0.2 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended June 30, 2022 and 2021 were $0.1 million and $0.2 million, respectively. The total costs of shipping and handling for the six months ended June 30, 2022 and 2021 were $0.6 million and $0.7 million, respectively.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is measured at the market value of the related shares of the Company’s common stock on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period and is generally three to four years. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. For the year ended December 31, 2021, expected volatility was calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. Effective January 1, 2022, expected volatility is based on the historical volatility of the Company's common stock. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

The Company recognizes stock-based compensation expense for shares of its common stock issued pursuant to the Vapotherm, Inc. 2018 Employee Stock Purchase Plan (“ESPP”) on a straight-line basis over the related offering period. The Company estimates the fair value of shares to be issued under the ESPP based on a combination of options valued using the Black-Scholes option pricing model. The expected life is determined based on the contractual term. Dividend yield, risk-free interest rate, forfeiture rates, and expected volatility are estimated in a manner similar to option grants described above.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, United Kingdom, and Germany. The benefit for income taxes for the three months ended June 30, 2022 totaled less than $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. The provision for income taxes for the six months ended June 30, 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. There was no provision or benefit for income taxes for the three or six months ended June 30, 2021 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2021 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

Recently Issued Accounting Pronouncements

Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022 for private companies, emerging growth companies following private company adoption dates, or public entities meeting the definition of smaller reporting companies as of the date of issuance of this update. Since the Company met the definition of a smaller reporting company as of the date of issuance of this update, the Company is not required to adopt ASU 2016-13 until January 1, 2023. The Company is in the process of evaluating the differences between the incurred loss methodology and an expected loss methodology as applied to its asset portfolio and has not yet determined the effects, if any, that the adoption of ASU 2016-13 and subsequent amendments to this standard may have on its financial position, results of operations, cash flows, or disclosures.

3. Business Combination

On November 2, 2021, HGE affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as RespirCare. RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI and PCI’s arrangements with RespirCare and its physician shareholder. The Company consolidates PCI and RespirCare for accounting and tax purposes. The principal assets acquired included goodwill and property and equipment. The Company undertook the acquisition in order to increase the number of patients for its Vapotherm Access remote patient monitoring service.

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

The excess of purchase consideration over the fair value of net tangible assets acquired was recorded as goodwill. Goodwill associated with the acquisition was primarily attributable to the expansion opportunity of the Vapotherm Access remote patient monitoring platform and the value of the acquired workforce. The goodwill is deductible for tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. There were no intangible assets identified as part of the acquisition. The Company finalized the purchase price allocation during the second quarter of 2022.

During the second quarter of 2022, the Company wrote down the value of goodwill recorded in connection with the acquisition due to a decrease in the fair value of the Vapotherm Access reporting unit below its carrying value. The decrease was attributable to a significant decrease in future forecasted revenues and uncertainty related to the Company's ability to scale its remote patient monitoring business given slower than expected patient enrollment.

The Company has included the financial results of PCI and RespirCare in the condensed consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented as the impact to the financial results is immaterial. The transaction costs associated with the acquisition were approximately $0.5 million and were recorded in general and administrative expenses as incurred during the fourth quarter of 2021.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

As of June 30, 2022, the Company had three items, cash equivalents, contingent consideration and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately $34.9 million at June 30, 2022 and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration which totaled $0.2 million at June 30, 2022 relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement described in Note 9 “Debt.” Its fair value is deemed to be immaterial at June 30, 2022 and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three and six months ended June 30, 2022.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the six months ended June 30, 2022:

Balance at December 31, 2021	$9,116
Change in fair value of contingent consideration	(3,113)
Payments	(5,765)
Balance at June 30, 2022	$238

The change in fair value of contingent consideration was a reduction of $2.9 million and $3.1 million for the three and six months ended June 30, 2022, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statement of comprehensive loss. The reduction in fair value of contingent consideration during the three and six months ended June 30, 2022, was a result of a decrease in forecasted future revenues of HGE.

There were no payments of contingent consideration for the three months ended June 30, 2022. Payments of contingent consideration included $0.2 million paid in cash and $5.6 million paid in 368,168 shares of the Company’s common stock for the six months ended June 30, 2022.

During the first quarter of 2022, the Company granted warrants to purchase 107,373 shares of common stock in connection with its financing arrangement described in Note 9 “Debt.” These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant:

Expected dividend yield	0.0%
Risk free interest rate	1.9%
Expected stock price volatility	79.3%
Expected term (years)	10.0

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2022	December 31, 2021
United States	$5,558	$8,894
International	1,896	2,147
Total accounts receivable	7,454	11,041
Less: Allowance for doubtful accounts	(402)	(132)
Accounts receivable, net of allowance for doubtful accounts	$7,052	$10,909

No individual customer accounted for 10% or more of net revenue for the three or six months ended June 30, 2022. One customer accounted for 25% and 15% of net revenue for the three and six months ended June 30, 2021. No individual customers accounted for 10% or more of total accounts receivable at June 30, 2022 or December 31, 2021.

6. Inventories

Inventory balances, net of reserves, consist of the following:

	June 30, 2022	December 31, 2021
Finished goods	$20,971	$16,702
Raw materials	15,893	18,905
Component parts	1,504	955
Total inventories	$38,368	$36,562

The Company recorded a provision for excess and obsolete inventory of $0.7 million and $0.8 million for the three and six months ended June 30, 2022, respectively. The Company recorded a reversal of previous provisions for excess and obsolete inventory of $0.2 million for each of the three and six months ended June 30, 2021. The increase in the provision for the three and six months ended June 30, 2022 related to a decrease in anticipated future demand and production levels.

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during the six months ended June 30, 2022 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2021	$15,300	$4,398
Impairment charges	(14,701)	(4,036)
Amortization	-	(298)
Foreign currency exchange rate changes	(60)	(9)
Balance at June 30, 2022	$539	$55

The following table presents a summary of acquired intangible assets:

	As of June 30, 2022
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83	$456	$(401)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

During the three months ended June 30, 2022, a substantial decline in the Company’s stock price and other factors such as leadership changes in the Vapotherm Access reporting unit, represented indicators of long-lived asset impairment for the Vapotherm Access asset group, which triggered an interim impairment assessment. The Company determined that the carrying value of Vapotherm Access intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was primarily attributable to a significant decrease in future forecasted revenues, which reflects the notification of non-renewal of certain HGE customer relationships during the three months ended June 30, 2022, as well as uncertainty related to the Company’s ability to scale its remote patient monitoring business given slower than expected patient enrollment. As a result, the Company recognized an impairment charge of $4.0 million to write down HGE customer relationships and developed technology to their estimated fair value during the three and six months ended June 30, 2022. The fair value of the intangible assets was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. There were no impairments of intangible assets during the three or six months ended June 30, 2021.

The factors listed above, along with the long-lived asset impairment, also represented indicators of goodwill impairment which triggered an interim impairment assessment. Based on the results of the optional qualitative assessment, the Company determined that there were no indicators of impairment for the Vapotherm UK reporting unit, but the fair value of the Vapotherm Access reporting unit was more likely than not less than its carrying value. There is no goodwill allocated to the Vapotherm reporting unit.

To perform the quantitative assessment for the Vapotherm Access reporting unit, the Company determined the fair value using the income approach. The Company utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and discount rates. The Company’s forecasts are based on historical experience, expected market demand, and other industry information. The Company determined that the carrying value of the Vapotherm Access reporting unit exceeded the fair value, with the decrease in the fair value being primarily attributable to a significant decrease in future forecasted revenues, as discussed above. As a result, during the three months ended June 30, 2022, the Company recognized an impairment charge of $14.7 million to write down the goodwill of the Vapotherm Access reporting unit to its estimated fair value. There was no impairment of goodwill during the three or six months ended June 30, 2021.

The Company recognized $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during each of the three months ended June 30, 2022 and 2021, and recognized $0.2 million of amortization expense within sales and marketing expenses related to the intangible assets during each of the six months ended June 30, 2022 and 2021. The Company also recognized $0.1 million of amortization expense within general and administrative expenses related to intangible assets during each of the three months ended June 30, 2022 and 2021, and recognized $0.1 million of amortization expense within general and administrative expenses related to intangible assets during each of the six months ended June 30, 2022 and 2021.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued termination benefits	$2,299	$-
Operating lease liabilities, current portion	2,086	1,753
Accrued payroll and employee-related costs	1,928	2,734
Accrued bonuses	1,902	6,988
Accrued professional fees	1,195	1,682
Accrued vacation liability	770	786
Accrued commissions	701	5,181
Accrued taxes	613	1,450
Accrued inventory	372	1,111
Product warranty reserve	372	330
Contingent consideration	238	3,952
Accrued freight	140	247
Other	1,529	2,345
Total accrued expenses and other current liabilities	$14,145	$28,559

Other long-term liabilities consist of the following:

	June 30, 2022	December 31, 2021
Operating lease liabilities	$5,243	$5,357
Accrued term loan fees	628	-
Contingent consideration	-	5,164
Total other long-term liabilities	$5,871	$10,521

9. Debt

Current Credit Facilities

On February 18, 2022 (the “Effective Date”), the Company entered into the SLR Loan Agreement with SLR which provides for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility” and, together with the Term A Loan Facility, the “SLR Facilities”). The SLR Term A Loan Facility was funded to the Company on the Effective Date. In connection with this draw down, the Company granted SLR warrants to purchase 107,373 shares of the Company’s common stock. The warrants have an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility will be available to the Company upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of SLR Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement, as described below.

The SLR Facilities will mature on February 1, 2027 (the “Maturity Date”). Advances under the SLR Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 0.10% or (ii) the LIBOR Rate, plus (b) 8.30%. At June 30, 2022, the interest rate was 9.42%. The outstanding balance was $100.0 million at June 30, 2022. The SLR Loan Agreement provides for interest-only payments for the first forty-eight months following the Effective Date. Thereafter, payments on the SLR Facilities will be due monthly in twelve equal installments; provided that the Company shall have the option to extend the interest-only period for an additional twelve months upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The SLR Facilities may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). A facility fee equal to 0.9% of the SLR Term B Loan Facility (the “SLR Term B Loan Facility Fee”), or $225,000, is due on the earliest of (i) the initial funding date, (ii) December 20, 2023, and (iii) the prepayment of the SLR Facilities prior to December 20, 2023. The SLR Term B

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Loan Facility Fee is being accrued to interest expense over 22 months. In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 6.95% of the aggregate principal amount of the SLR Facilities funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the SLR Facilities prior to the Maturity Date, and (iii) the prepayment date of the SLR Facilities prior to the Maturity Date. The Facility Exit Fee of $7.0 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the SLR Term A Loan Facility. The SLR Facilities are secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on July 31, 2022) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of June 30, 2022, the Company was in compliance with all covenants under the SLR Loan Agreement. On August 1, 2022, SLR provided the Company with a one-month extension of the covenant-free period through August 31, 2022, while the Company is in active discussions with SLR regarding a modification of the minimum revenue covenant.

The events of default under the SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the SLR Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of June 30, 2022. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the SLR Facilities, subject to customary restrictions.

The annual principal maturities of the Company’s SLR Facilities as of June 30, 2022 are as follows:

2022 (remaining 6 months)	$-
2023	-
2024	-
2025	83,333
2026	16,667
Less: Unamortized deferred financing costs	(3,328)
Long-term loans payable	$96,672

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

As of December 31, 2021, the Company had $40.0 million of the CIBC Term Facility outstanding under the CIBC Loan Agreement, which accrued interest at a floating rate equal to the Wall Street Journal (“WSJ”) Prime Rate plus 2.5% and was subject to

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

a floor of 3.25%, and $4.9 million of outstanding borrowings under the CIBC Revolving Facility, which accrued interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and was subject to a floor of 3.25%. The CIBC Term Facility was scheduled to mature on October 21, 2025 and the CIBC Revolving Facility was scheduled to mature on October 21, 2022. As previously mentioned, the CIBC Facilities were fully repaid and terminated on February 18, 2022 when the Company entered into the SLR Loan Agreement.

10. Commitments and Contingencies

Lease Commitments

The Company’s operating lease commitments as of December 31, 2021 are described in Note 11 of the notes to the financial statements included in the 2021 Form 10-K.

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

The following table presents operating lease cost and information related to operating lease liabilities for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Operating lease cost	$1,380	$832
Variable lease cost	233	250
Total	$1,613	$1,082
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$1,476	$1,170
Operating right of use assets obtained in exchange for new operating lease liabilities	$1,254	$-
Weighted average remaining lease term - operating leases (in years)	3.1	3.7
Weighted average discount rate - operating leases	8.1%	8.0%

As of June 30, 2022, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2022 (remaining 6 months)	$1,185
2023	2,841
2024	2,894
2025	947
2026	403
Thereafter	54
Total payments	8,324
Less interest	(995)
Total present value of lease payments	$7,329

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

11. Restructuring

On April 27, 2022, the Company committed to a plan to relocate all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Tijuana, Mexico and announced a reduction in force at the Exeter, New Hampshire facility that eliminated positions related to production, quality and operations services. As part of this restructuring, the Company also incurred severance related expenses due to senior level personnel retirements and transitions. As a result, during the three months ended June 30, 2022, the Company incurred restructuring expenses of approximately $2.3 million, comprised of termination benefits including severance, benefits and other payroll-related charges, which are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company expects to incur additional restructuring expenses over the next three to six months as part of this restructuring plan consisting of additional termination benefits in the range of $0.5 million to $0.7 million, and all of which will result in future cash expenditures. The Company estimates that its total restructuring expenses, all of which relate to termination benefits, will be in the range of $2.8 million to $3.0 million.

The following table summarizes the restructuring activity from December 31, 2021 to June 30, 2022:

Balance at December 31, 2021	$-
Restructuring costs incurred	2,324
Restructuring costs paid	(25)
Balance at June 30, 2022	$2,299

The following table summarizes the classification of restructuring expense in the condensed consolidated statements of comprehensive loss:

Three and Six Months Ended June 30, 2022
Cost of revenue	$480
Research and development	888
Sales and marketing	390
General and administrative	566
Total restructuring expense	$2,324

There were no restructuring charges recorded during the three or six months ended June 30, 2021.

12. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	33,948	$14.00
Warrants granted	107,373	13.97
Warrants expired	(5,450)	14.00
Outstanding at June 30, 2022	135,871	$13.98

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In connection with its financing arrangement described in Note 9 “Debt,” on February 18, 2022, the Company granted warrants to SLR to purchase 107,373 shares of common stock. The warrants have an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032.

13. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022			2022
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$1,093	$925	$2,018	$3,467	$1,709	$5,176
Disposable	5,839	2,074	7,913	16,910	5,882	22,792
Subtotal product revenue	6,932	2,999	9,931	20,377	7,591	27,968
Lease revenue
Capital equipment	77	62	139	315	225	540
Other	328	83	411	721	181	902
Service and other revenue	2,161	329	2,490	4,584	599	5,183
Total net revenue	$9,498	$3,473	$12,971	$25,997	$8,596	$34,593

	Three Months Ended June 30,			Six Months Ended June 30,
	2021			2021
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$1,714	$3,310	$5,024	$7,946	$8,242	$16,188
Disposable	7,327	5,467	12,794	19,788	10,162	29,950
Subtotal product revenue	9,041	8,777	17,818	27,734	18,404	46,138
Lease revenue
Capital equipment	653	44	697	2,230	77	2,307
Other	343	108	451	887	244	1,131
Service and other revenue	1,293	366	1,659	2,548	809	3,357
Total net revenue	$11,330	$9,295	$20,625	$33,399	$19,534	$52,933

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue for the three or six months ended June 30, 2022. Except for Brazil, which represented 25% and 15% of net revenue for the three and six months ended June 30, 2021, respectively, no other individual foreign country represented more than 10% of the Company’s total net revenue for the three and six months ended June 30, 2021.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed consolidated balance sheets. The following table presents changes in contract liabilities during the six months ended June 30, 2022:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2021	$1,712	$369
Additions	2,468	123
Subtractions	(3,058)	(368)
Balance at June 30, 2022	$1,122	$124

14. Stock-Based Compensation

As of June 30, 2022, 685,266 shares of common stock remained available for issuance under the Vapotherm, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Equity Plan”), assuming target performance under outstanding performance stock units. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$199	$180	$427	$356
Research and development	492	273	979	614
Sales and marketing	810	900	1,888	1,821
General and administrative	997	1,080	2,650	2,327
Total	$2,498	$2,433	$5,944	$5,118

Stock Options

The Company granted options to purchase an aggregate of 1,223,550 shares of common stock at exercise prices ranging from $2.89 to $20.71 per share, with a weighted average exercise price of $6.68 per share, during the six months ended June 30, 2022. The Company granted options to purchase an aggregate of 368,140 shares of common stock at exercise prices ranging from $19.57 to $35.51 per share, with a weighted average exercise price of $26.90 per share, during the six months ended June 30, 2021. The weighted average fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $4.72 and $19.61 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Six Months Ended June 30,
	2022	2021
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.6%	1.0%
Expected stock price volatility	83.4%	86.0%
Expected term (years)	6.3	6.1

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the six months ended June 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	509,388	$24.69
Granted	415,755	18.68
Vested	(109,821)	24.85
Canceled	(74,011)	23.66
Unvested at June 30, 2022	741,311	$21.40

A summary of restricted stock award activity for the six months ended June 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	7,989	$1.68
Granted/purchased	545	20.72
Vested	(8,061)	2.97
Canceled	(473)	1.68
Unvested at June 30, 2022	-	$-

Performance Stock Units

The Company granted performance stock units covering 159,343 shares of common stock, assuming target level of performance, with a weighted average grant date fair value of $20.71 during six months ended June 30, 2022. The quantity of shares that will ultimately vest and be issued upon settlement of the performance stock units range from 0% to 200% of a targeted number of shares and will be determined based on, and subject to, achievement by the Company of certain revenue targets for the year ending December 31, 2024. There were no performance stock units outstanding at December 31, 2021.

Employee Stock Purchase Plan

As of June 30, 2022, 871,547 shares of common stock remained available for issuance under the ESPP.

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

15. Net Loss Per Share

The Company excluded the following potential shares of common stock, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Options to purchase common stock	3,018,656	1,975,099
Unvested restricted stock units and awards and performance stock units	900,654	444,436
Warrants to purchase common stock	135,871	33,948
Employee stock purchase plan shares	-	47,130
	4,055,181	2,500,613

16. Subsequent Events

On May 27, 2022, in connection with the Company’s plan to move all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”), effective May 25, 2022, under which TACNA will manage the Company’s manufacturing operations in Mexico for products currently manufactured at the Company’s New Hampshire facility. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Mexico Lease”), dated June 17, 2022, with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Mexico Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Mexico Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to the Lessor pursuant to the Mexico Lease, including all amounts due under the Mexico Lease. The Guaranty Agreement will terminate once all obligations of the Lessee arising under the Mexico Lease have been satisfied in full and the Mexico Lease has been terminated or fully performed. Under the terms of the Mexico Lease, the Lessee agreed to lease approximately 36,000 square feet for a term of seven years, commencing on August 15, 2022 and ending on August 14, 2029, at an initial rental equal to approximately $24,400 per month, plus operating expenses, property taxes and common area maintenance fees.

On August 1, 2022, the Company entered into an Amendment No. 1 to SLR Loan Agreement with SLR and the lenders to the SLR Loan Agreement (the “Amendment”) to grant a one-month extension of the covenant-free period through August 31, 2022, while the Company is in active discussions with SLR regarding a modification of the minimum revenue covenant. Accordingly, the Company’s first measurement date for the minimum revenue covenant will be August 31, 2022, on a trailing six-month basis. The Amendment also contains other customary provisions, such as expense reimbursement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2021 Form 10-K filed with the SEC on February 24, 2022 and in our Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

Vapotherm is a global medical technology company focused on the care of patients of all ages suffering from the respiratory distress often associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19. Our strategy is to become the world’s preeminent complex lung disease patient management company by combining digital, clinical and device solutions to create a healthcare ecosystem focused on improving the lives of complex lung disease patients while reducing the cost of their care. Our device solutions are focused on High Velocity Therapy, which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on at home patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Our clinical solutions include affiliations with leading pulmonologists and other clinicians, offering both in person and virtual care, as well as our own call center staffed by experienced nurses. While these device, digital and clinical solutions function independently, we believe leveraging the three together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our Precision Flow systems, which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the FDA in 2021, was in limited market release as of June 30, 2022 and in full market release as of August 2022. The HVT 2.0 platform is approved for therapy in multiple settings of care, including the home. As of June 30, 2022, more than 3.5 million patients have been treated with our Precision Flow systems, and we have a global installed base of over 36,100 units, an increase of 11.4% compared to June 30, 2021.

Our business was significantly transformed during 2020 due to increased demand at that time for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020, and a 53.5% compounded annual revenue growth rate from 2019 to 2021. The COVID-19 pandemic contributed to this transformation in at least two primary ways: first, it resulted in increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, and generally, resulting in high global demand at that time for our technology and the concomitant rapid growth of our installed base referred to above. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s emergency department with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in the long-term in expanded use of our products to treat all forms of Type 1 and Type 2 respiratory distress in a variety of settings.

We sell our Precision Flow systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. In certain countries outside the United States, we currently offer our OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The OAM can be used with most versions of our Precision Flow system and the HVT 2.0 has been enabled for future OAM use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. We are in the process of seeking FDA approval to market the OAM in the United States, and are currently enrolling in an Investigational Device Exemption clinical study to support the regulatory filing. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of June 30, 2022, we have sold our Precision Flow systems to over 2,300 hospitals across the United States, and in over 44 countries outside of the United States.

Although presently our revenues are derived principally from sales of Precision Flow systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our Precision Flow systems and more recently revenue from Vapotherm Access. On November 13, 2020, we acquired HGE Health Care Solutions, LLC (“HGE”), a company which created a digital disease management solution for ongoing management of chronic respiratory disease. HGE developed a clinical services platform designed to help providers, payors and hospitals improve the quality of life of their COPD patients and reduce their cost of care by remotely monitoring their daily condition and responding early to changes that could signal an impending worsening of their COPD condition. In mid-2021, we re-branded HGE as Vapotherm Access and launched “Vapotherm Access – Post Care” to hospitals, a program dedicated to reducing 30-day readmissions of recently discharged COPD patients. We also launched “Vapotherm Access – 365” to hospitals, providers and payors, extending the 30 days of post care to full year patient monitoring. As part of this initiative, we established a small direct sales force focused exclusively on Vapotherm Access- Post Care and Vapotherm Access – 365. We believe our Vapotherm Access platform can be adapted to address other respiratory conditions and will help us achieve the goal of making our High Velocity Therapy products the standard of care in a variety of clinical settings. In furtherance of this strategy, in late 2021, we affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare. RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). Our affiliation with RespirCare is an important element of our strategy to become the world’s preeminent complex lung disease patient management company.

During the first quarter of 2022 and continuing through the second quarter of 2022, there was a significant slowdown in the number of patients worldwide needing acute respiratory interventions whether due to influenza (“flu”), respiratory syncytial virus (“RSV”), COPD, CHF or COVID-19. Our revenues decreased to $34.6 million for the six months ended June 30, 2022 from $52.9 million for the six months ended June 30, 2021 primarily due to lower worldwide respiratory census and decreased demand in disposables from our customers. Revenue from single-use disposables represented approximately 65.9% and 56.6% of our total revenues for the six months ended June 30, 2022 and 2021, respectively, and decreased 23.9% on a year over year basis. For the six months ended June 30, 2022 and 2021 we incurred net losses of $65.6 million and $27.7 million, respectively. Also during the six months ended June 30, 2022, our stock price declined significantly, and during the second quarter of 2022 we experienced leadership changes in our Vapotherm Access reporting unit and were notified of the non-renewal of certain Vapotherm Access customer relationships. As a result of these factors and uncertainty related to our ability to scale our remote patient monitoring business given slower than expected Vapotherm Access patient enrollment, we recognized an impairment charge of $4.0 million to write off HGE customer relationships and developed technology and an impairment charge of $14.7 million to write off the goodwill of the Vapotherm Access reporting unit, in each case to their estimated fair value, during the three months ended June 30, 2022.

As a result of our ongoing losses, we had an accumulated deficit of $442.4 million as of June 30, 2022. We expect to continue to incur significant product development, regulatory, sales and marketing and other expenses. We have historically funded our cash flow deficits primarily through the issuance of equity securities and debt and sales of Precision Flow systems and their associated disposables. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $51.0 million, working capital of $80.8 million and outstanding debt under our loan agreement of $100.0 million. Our loan agreement provides for interest-only payments through February 18, 2026. We anticipate that our cash, cash equivalents, restricted cash and working capital will be sufficient to meet our capital requirements for at least the next 12 months from the filing of this report. However, as we continue to incur losses and cash flow deficits, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure and reducing our cash operating expenses and capital expenditures to pre-COVID levels. As such, we have evaluated whether or not our cash, cash equivalents and restricted cash on hand and working capital would be sufficient to sustain projected operating activities through August 3, 2023 as required by accounting guidance. Based on our current forecasts of annual cash flow deficits, we expect to be able to reach profitability with our existing resources and non-dilutive financing sources, although no assurance can be provided that we will do so. We believe our plan to reduce cash flow deficits can be effectively implemented as all of the actions are within our control. See Note 1 “Description of Business” of the notes to condensed consolidated financial statements in this report.

In connection with the release of our first quarter 2022 financial results, we announced our “path to profitability” goals for the remainder of 2022 and 2023, which include:

•
Drive 20% revenue growth;
•
Improve our gross margins to 60%+;
•
Normalize our cost structure; and
•
Meaningful progress towards profitability.

As part of this strategy, we announced our plan to move our manufacturing operations from New Hampshire to Mexico, and during second quarter of 2022, we immediately began delivering on key milestones, including entering into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA will manage our manufacturing operations in Mexico for products currently manufactured at our New Hampshire facility, and, through a subsidiary of TACNA, entering into a lease agreement to lease property in Tijuana, México to be used as our new manufacturing facility in Mexico.

Despite our near-term challenges, we still believe our anticipated long-term growth will be driven by the following strengths:

•
Disruptive High Velocity Therapy technology supported by a compelling body of clinical and economic evidence;
•
The expanded FDA indications we received for our next generation HVT 2.0 platform, enabling use in multiple settings of care;
•
Deep expertise in the area of closed loop control, the first example of which is our OAM; machine learning based respiratory technology;
•
New FDA clearances and/or approvals for our product pipeline, including the OAM;
•
A recurring revenue model with historically high visibility on our disposables utilization across a robust global installed base;
•
An expanding digital and clinical footprint we expect will accelerate our strategy to become the world’s preeminent complex lung disease patient management company;
•
Dedicated respiratory sales forces in the United States, the United Kingdom and Germany, which we expect to extend to other growing international markets;
•
Experienced international distributors;
•
A comprehensive approach to market development with established clinical and digital marketing teams;
•
A robust and growing intellectual property portfolio; and
•
An experienced senior management team and board members with deep industry practice.

Despite our current cost savings initiatives, we expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average sale prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. During the second quarter of 2022, we took steps to bring back our research and development operations in-house and terminate arrangements with third party research and development design firms. We also leveraged the decreased respiratory censuses in hospitals to give our sales force full access to our customers and execute on our One Hospital One Day, or 1H1D, strategy. Through 1H1D, we educate our customers on the full capabilities of our technology to help patients through all four care areas of their hospital that we serve today, regardless of whether patients are hypoxic or hypercapnic. We believe our 1H1D strategy will allow us to return our disposable utilization rates to their historical levels over time as we go deeper and wider in our larger customer accounts. We also trained over 11,000 clinicians via our digital training programs during the second quarter of 2022, which is a record for us. While these actions put pressure on our margins and adversely affected our financial results during the first six months of 2022 and will continue to put pressure on our gross margins during the rest of 2022, we anticipate long-term benefits of these past and anticipated future actions. Because of these and other factors, we expect to continue to incur net losses for the next several years and may require additional funding, which may include future equity and debt financings.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net revenue	$12,971	$20,625	$34,593	$52,933
Cost of revenue	10,606	11,218	24,336	26,358
Gross profit	2,365	9,407	10,257	26,575
Operating expenses
Research and development	6,310	4,577	11,859	9,487
Sales and marketing	11,833	12,804	25,155	26,704
General and administrative	5,323	8,627	14,277	16,686
Impairment of goodwill	14,701	-	14,701	-
Impairment of intangible assets	4,036	-	4,036	-
Total operating expenses	42,203	26,008	70,028	52,877
Loss from operations	(39,838)	(16,601)	(59,771)	(26,302)
Other expense, net	(2,855)	(666)	(5,768)	(1,372)
Net loss before income taxes	(42,693)	(17,267)	(65,539)	(27,674)
(Benefit) provision for income taxes	(10)	-	82	-
Net loss	$(42,683)	$(17,267)	$(65,621)	$(27,674)

Revenue

	Three Months Ended June 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$2,018	15.6%	$5,024	24.4%	$(3,006)	(59.8)%
Disposables	7,913	61.0%	12,794	62.0%	(4,881)	(38.2)%
Subtotal product revenue	9,931	76.6%	17,818	86.4%	(7,887)	(44.3)%
Lease revenue
Capital equipment	$139	1.1%	$697	3.4%	$(558)	(80.1)%
Other	411	3.2%	451	2.2%	(40)	(8.9)%
Service and other revenue	2,490	19.1%	1,659	8.0%	831	50.1%
Total net revenue	$12,971	100.0%	$20,625	100.0%	$(7,654)	(37.1)%

Net revenue decreased $7.7 million, or 37.1%, to $13.0 million for the second quarter of 2022 compared to $20.6 million for the second quarter of 2021. The decrease in net revenue was primarily attributable to decreases of $4.9 million, $3.0 million and $0.6 million in disposables, capital equipment and capital equipment lease revenues, respectively, partially offset by a $0.8 million increase in service and other revenues. Disposables revenue decreased 38.2% in the second quarter of 2022 primarily driven by lower sales volume in the United States and our International markets due to low respiratory census for both seasonal illness such as flu, RSV and COVID-19 and for non-seasonal respiratory illness such as COPD and CHF. Capital equipment revenue decreased 59.8% in the second quarter of 2022 primarily due to decreased sales of our Precision Flow units. Capital equipment lease revenue decreased 80.1% in the second quarter of 2022 primarily due to a decrease in rental arrangements. The increase in service and other revenue in the second quarter of 2022 is primarily the result of Vapotherm Access revenue due to the PCI acquisition in the fourth quarter of 2021.

Net revenue information by geography is summarized as follows:

	Three Months Ended June 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$9,498	73.2%	$11,330	54.9%	$(1,832)	(16.2)%
International	3,473	26.8%	9,295	45.1%	(5,822)	(62.6)%
Total net revenue	$12,971	100.0%	$20,625	100.0%	$(7,654)	(37.1)%

Net revenue generated in the United States decreased $1.8 million, or 16.2%, to $9.5 million for the second quarter of 2022, compared to $11.3 million for the second quarter of 2021. The decrease in net revenue in the United States was primarily due to a decrease in the number of disposables sold and a decrease in volume of sales of capital equipment due to lower demand in the second quarter of 2022 compared to the second quarter of 2021. Net revenue generated in our International markets decreased $5.8 million, or 62.6%, to $3.5 million for the second quarter of 2022, compared to $9.3 million for the second quarter of 2021. The decrease in international net revenue was primarily driven by a decrease in the number of disposables sold and a decrease in volume of sales of capital equipment in the second quarter of 2022 compared to the second quarter of 2021.

	Six Months Ended June 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$5,176	15.0%	$16,188	30.6%	$(11,012)	(68.0)%
Disposables	22,792	65.9%	29,950	56.6%	(7,158)	(23.9)%
Subtotal product revenue	27,968	80.9%	46,138	87.2%	(18,170)	(39.4)%
Lease revenue
Capital equipment	540	1.6%	2,307	4.4%	(1,767)	(76.6)%
Other	902	2.6%	1,131	2.1%	(229)	(20.2)%
Service and other revenue	5,183	14.9%	3,357	6.3%	1,826	54.4%
Total net revenue	$34,593	100.0%	$52,933	100.0%	$(18,340)	(34.6)%

Net revenue decreased $18.3 million, or 34.6%, to $34.6 million for the first six months of 2022 compared to $52.9 million for the first six months of 2021. The decrease in net revenue was primarily attributable to decreases of $11.0 million, $7.2 million and $1.8 million in capital equipment, disposables and capital equipment lease revenues, respectively, partially offset by a $1.8 million increase in service and other revenues. Capital equipment revenue decreased 68.0% in the first six months of 2022 primarily due to decreased sales of our Precision Flow units. Disposables revenue decreased 23.9% in the first six months of 2022 primarily driven by lower sales volume in the United States and our International markets due to reduced hospitalizations from COVID-19, seasonal flu, and RSV. Capital equipment lease revenue decreased 76.6% in the first six months of 2022 due to a decrease in rental arrangements. The increase in service and other revenue in the first six months of 2022 is due to the PCI acquisition in the fourth quarter of 2021.

	Six Months Ended June 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$25,997	75.2%	$33,399	63.1%	$(7,402)	(22.2)%
International	8,596	24.8%	19,534	36.9%	(10,938)	(56.0)%
Total net revenue	$34,593	100.0%	$52,933	100.0%	$(18,340)	(34.6)%

Net revenue generated in the United States decreased $7.4 million, or 22.2%, to $26.0 million for the first six months 2022, compared to $33.4 million for the first six months of 2021. The decrease in net revenue in the United States was primarily due to a decrease in volume of sales of capital equipment and a decrease in the number of disposables sold due to lower demand in the first six months of 2022 compared to the first six months of 2021. Net revenue generated in our International markets decreased $10.9 million, or 56.0%, to $8.6 million for the first six months of 2022, compared to $19.5 million for the first six months of 2021. The decrease in international net revenue was primarily driven by a decrease in volume of sales of capital equipment and a decrease in the number of disposables sold in the first six months of 2022, compared to the first six months of 2021.

Cost of Revenue and Gross Profit

Cost of revenue decreased $0.6 million, or 5.5%, to $10.6 million in the second quarter of 2022 compared to $11.2 million in the second quarter of 2021. Cost of revenue decreased $2.0 million, or 7.7%, to $24.3 million in the first six months of 2022 compared to $26.4 million in the first six months of 2021. The decrease for both comparison periods was primarily due to lower materials and labor costs due to a decrease in sales volumes of our disposables and capital equipment.

Gross profit as a percent of revenue decreased to 18.2% in the second quarter of 2022 compared to 45.6% in the second quarter of 2021. Gross profit as a percent of revenue decreased to 29.7% in the first six months of 2022 compared to 50.2% in the first six months of 2021. Gross profit as a percent of revenue for both comparison periods was negatively impacted by lower revenue and production levels, increased reserves for excess and obsolete inventory, higher costed product built in the second half of 2021 being sold in 2022 and increased termination costs.

Research and Development Expenses

Research and development expenses increased $1.7 million, or 37.9%, to $6.3 million in the second quarter of 2022 compared to $4.6 million in the second quarter of 2021. As a percentage of revenue, research and development expenses increased to 48.6% in the second quarter of 2022 compared to 22.2% in the second quarter of 2021.

Research and development expenses increased $2.4 million, or 25.0%, to $11.9 million in the first six months of 2022 compared to $9.5 million in the first six months of 2021. As a percentage of revenue, research and development expenses increased to 34.3% in the first six months of 2022 compared to 17.9% in the first six months of 2021.

The increase in research and development expenses for both comparison periods was primarily due to increases in termination costs, employee-related expenses, production development costs associated with the development of our future generation High Velocity Therapy systems, and stock-based compensation, partially offset by decreased patent-related costs, prototype, and tooling costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.0 million, or 7.6%, to $11.8 million in the second quarter of 2022 compared to $12.8 million in the second quarter of 2021. As a percentage of revenue, sales and marketing expenses increased to 91.2% in the second quarter of 2022 compared to 62.1% in the second quarter of 2021.

Sales and marketing expenses decreased $1.5 million, or 5.8%, to $25.2 million in the first six months of 2022 compared to $26.7 million in the first six months of 2021. As a percentage of revenue, sales and marketing expenses increased to 72.7% in the first six months of 2022 compared to 50.4% in the first six months of 2021.

The decrease in sales and marketing expenses for both comparison periods was primarily due to decreased sales commission expenses, employee-related expenses and stock-based compensation, partially offset by increased termination costs and travel expenses.

General and Administrative Expenses

General and administrative expenses decreased $3.3 million, or 38.3%, to $5.3 million in the second quarter of 2022 compared to $8.6 million in the second quarter of 2021. As a percentage of revenue, general and administrative expenses decreased to 41.0% in the second quarter of 2022 compared to 41.8% in the second quarter of 2021.

General and administrative expenses decreased $2.4 million, or 14.4%, to $14.3 million in the first six months of 2022 compared to $16.7 million in the first six months of 2021. As a percentage of revenue, general and administrative expenses increased to 41.3% in the first six months of 2022 compared to 31.5% in the first six months of 2021.

The decrease in general and administrative expenses for both comparison periods was primarily due to the change in value of contingent consideration and decreased legal and consulting expenses, partially offset by higher employee-related expenses, including termination costs, and stock-based compensation.

Impairment of Goodwill

We recorded a goodwill impairment charge of $14.7 million related to write off the goodwill of the Vapotherm Access reporting unit to its estimated fair value during the three and six months ended June 30, 2022. There was no goodwill impairment charge recorded for the three or six months ended June 30, 2021.

Impairment of Intangible Assets

We recorded an intangible asset impairment charge of $4.0 million related to the write off of HGE customer relationships and developed technology no longer deemed to be recoverable during three and six months ended June 30, 2022. There were no intangible asset impairment charges recorded for the three or six months ended June 30, 2021.

Other Expense, Net

Other expense, net increased $2.2 million, or 328.7%, to $2.9 million in the second quarter of 2022 compared to $0.7 million in the second quarter of 2021. Other expense, net increased $4.4 million, or 320.4%, to $5.8 million in the first six months of 2022 compared to $1.4 million in the first six months of 2021. The increase in other expense, net for both comparison periods was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during the current year periods compared to the same periods in 2021 and the extinguishment of our debt under our prior financing arrangement.

Provision for Income Taxes

The benefit for income taxes for the three months ended June 30, 2022 totaled less than $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. The provision for income taxes for the six months ended June 30, 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income. There were no such provisions or benefits recorded during the three or six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and restricted cash of $51.0 million, working capital of $80.8 million and an accumulated deficit of $442.4 million. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $57.3 million, working capital of $66.6 million and an accumulated deficit of $376.7 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our Precision Flow systems and their associated disposables and amounts borrowed under credit facilities.

We anticipate that our cash, cash equivalents, restricted cash and working capital will be sufficient to meet our capital requirements for at least the next 12 months from the filing of this report. However, as we continue to incur losses and cash flow deficits, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure and reducing our cash operating expenses and capital expenditures to pre-COVID levels. Based on our current forecasts of annual cash flow deficits, we expect to be able to reach profitability with our existing resources and non-dilutive financing sources, although no assurance can be provided that we will do so. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or enter new debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all or may be available only in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and services.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(50,139)	$(30,402)
Investing activities	(6,289)	(3,156)
Financing activities	50,157	(225)
Effect of exchange rate on cash, cash equivalents and restricted cash	(62)	(12)
Net decrease in cash, cash equivalents and restricted cash	$(6,333)	$(33,795)

Operating Activities

The net cash used in operating activities was $50.1 million in the first six months of 2022 and consisted primarily of a net loss of $65.6 million and a decrease in net operating assets of $12.7 million, partially offset by $28.2 million in non-cash charges. Non-cash charges for the first six months of 2022 consisted primarily of impairment of goodwill, stock-based compensation expense, impairment of intangible assets, change in fair value of contingent consideration and depreciation and amortization expense.

The net cash used in operating activities was $30.4 million in the first six months of 2021 and consisted primarily of a net loss of $27.7 million and an increase in net operating assets of $12.0 million, partially offset by $9.3 million in non-cash charges. Non-cash charges for the first six months of 2021 consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first six months of 2022 and 2021 consisted of purchases of property and equipment of $6.3 million and $3.2 million, respectively.

Financing Activities

Net cash provided by financing activities was $50.2 million in the first six months of 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, proceeds received from the exercise of stock options of $0.1 million and proceeds from common stock issuances in connections with our ESPP of $0.1 million, partially offset by payments of debt issuance costs of $1.6 million, debt extinguishment costs of $0.8 million and contingent consideration payments of $0.1 million.

Net cash used in financing activities was $0.2 million in the first six months of 2021 and consisted primarily of repayments on our revolving loan facility of $2.0 million, partially offset by proceeds received from the exercise of stock options of $0.9 million and proceeds from common stock issuances in connection with our ESPP of $0.9 million.

Credit Facilities

On February 18, 2022 (the “Effective Date”), we entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp. (“SLR”) which provides for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility” and, together with the Term A Loan Facility, the “SLR Facilities”). The SLR Term A Loan Facility was funded to us on the Effective Date. In connection with this draw down, we granted SLR warrants to purchase 107,373 shares of our common stock. The warrants have an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility will be available to us upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of SLR Term A Loan Facility were used to repay all indebtedness under our prior loan agreement, as described below.

The SLR Facilities will mature on February 1, 2027 (the “Maturity Date”). Advances under the SLR Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 0.10% or (ii) the LIBOR Rate, plus (b) 8.30%. At June 30, 2022, the interest rate was 9.42%. The outstanding balance was $100.0 million at June 30, 2022. The SLR Loan Agreement provides for interest-only payments for the first forty-eight months following the Effective Date. Thereafter, payments on the SLR Facilities will be due monthly in twelve equal installments; provided that we shall have the option to extend the interest-only period for an additional twelve months upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The SLR Facilities may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date. A facility fee equal to 0.9% of the SLR Term B Loan Facility (the “SLR Term B Loan Facility Fee”), or $225,000, is due on the earliest of (i) the initial funding date, (ii) December 20, 2023, and (iii) the prepayment of the SLR Facilities prior to December 20, 2023. The SLR Term B Loan Facility Fee is being accrued to interest expense over 22 months. In addition to the payment of principal and accrued interest, we will be required to make a payment of 6.95% of the aggregate principal amount of the SLR Facilities funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the SLR Facilities prior to the Maturity Date, and (iii) the prepayment date of the SLR Facilities prior to the Maturity Date. The Facility Exit Fee of $7.0 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the SLR Term A Loan Facility. The SLR Facilities are secured by a lien on substantially all of our assets, including intellectual property.

The SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to 75% of each month’s forecasted net product revenue (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on July 31, 2022) and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of June 30, 2022, we were in compliance with all covenants under the SLR Loan Agreement. On August 1, 2022, SLR provided us with a one-month extension of the covenant-free period through August 31, 2022, while we are in active discussions with SLR regarding a modification of the minimum revenue covenant.

The events of default under the SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the SLR Loan Agreement or other loan documents, (2) our breach or default in the performance of any covenant under the SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of its subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of June 30, 2022. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the SLR Facilities, subject to customary restrictions.

On February 18, 2022, we used $47.4 million of the SLR Term A Loan Facility to pay off all obligations owing under, and to terminate, our prior Loan and Security Agreement (the “CIBC Loan Agreement”) with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) which provided for a revolving loan facility of $12.0 million (the “CIBC Revolving Facility”) and a term loan facility of $40.0. million (the “CIBC Term Facility” and, together with the Revolving Facility, the “CIBC Facilities”). As a result of the termination of the CIBC Loan Agreement, we recorded a loss on extinguishment of debt of $1.1 million, which included the prepayment penalty, write-off of the remaining unamortized deferred financing costs, and legal fees during the first quarter of 2022.

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. We did not sell any shares of our common stock during the six months ended June 30, 2022 or 2021. The ATM Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. As of June 30, 2022, there was approximately $39.8 million in remaining capacity under this program.

Critical Accounting Policies and Practices

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

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting policies that we believe affect our more significant judgements and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, with the addition of the revised disclosure below.

Goodwill Impairment

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting in a business combination. Goodwill is not amortized but reviewed for impairment. Goodwill is reviewed annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. We test goodwill for impairment at the reporting unit level. A reporting unit is a segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded. Under U.S. GAAP, we have the option to first assess qualitative factors to determine whether the existence of current events or circumstances would lead to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying value. If we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying value, no further testing is necessary. However, if we conclude otherwise, then we are required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recorded in an amount equal to that difference with the loss not to exceed the total amount of goodwill allocated to the reporting unit. We have the option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. For reporting units where we perform the quantitative test, we determine the fair value using the income approach or a combination of the income approach and the market approach as appropriate. For a company such as ours, the income and market approaches will generally provide the most reliable indications of fair value because the value of such companies is dependent on their ability to generate earnings. In the income approach, we utilize a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by each reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with each reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, and discount rates. Our forecasts are based on historical experience, current backlog, expected market demand, and other industry information. In the market approach, we utilize the guideline company method, which involves calculating revenue and EBITDA multiples based on operating data from guideline publicly traded companies. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are evaluated and adjusted based on specific characteristics of the reporting units relative to the selected guideline companies and applied to the reporting units' operating data to arrive at an indication of value. Changes in key assumptions utilized in our assessment could significantly impact our fair value calculations which could result in goodwill impairments in future periods.

During the quarter ended June 30, 2022, a substantial decline in our stock price and actual and forecasted revenues, and other factors such as leadership changes in the Vapotherm Access reporting unit, represented indicators of impairment which triggered an interim impairment assessment. As a result, during the three months ended June 30, 2022, we recognized an impairment charge of $14.7 million to write off the goodwill of the Vapotherm Access reporting unit to its estimated fair value. There was no impairment of goodwill during the three or six months ended June 30, 2021.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our SLR Facilities and interest rates associated with our invested cash balances. Borrowings under our SLR Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 0.10% and (ii) the LIBOR Rate, plus (b) 8.30%. At June 30, 2022, the interest rate was 9.42%. As of June 30, 2022, borrowings under our SLR Facilities totaled $100.0 million. Based on our outstanding borrowings and the LIBOR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.0 million impact on our interest expense on an annual basis.

On June 30, 2022, we had cash invested in money market deposits of $34.9 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Our principal exchange rate risk is between the U.S. dollar and the British pound sterling, and to a lesser extent, the euro and Mexican peso. Adjustments resulting from the translation of the financial statements of their foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at the average foreign currency exchange rates for the period. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and to a lesser extent, the euro. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.6% and 3.9% of consolidated net revenues for the three months ended June 30, 2022 and 2021, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.6% and 3.0% of consolidated net revenues for the six months ended June 30, 2022 and 2021, respectively. Total assets denominated in the British pound sterling and euros represented approximately 1.9% and 1.8% of our total assets at June 30, 2022 and December 31, 2021, respectively. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the three and six months ended June 30, 2022, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue for the remainder of 2022. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are in the process of relocating our manufacturing operations from our present leased manufacturing facility in New Hampshire to a leased manufacturing facility in Mexico pursuant to our Manufacturing Service Agreement with TACNA Services, Inc. (“TACNA”), under which TACNA will provide a shared Mexican corporation through which the assembly and manufacture of our products will take place in Mexico. Baja Fur, S.A. de C.V., a subsidiary of TACNA, entered into a lease agreement with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V., for a property in Tijuana, México, to be used as our manufacturing facility in Mexico. Relocating our manufacturing operations to Mexico involves significant risks, including:

•
That we will be unable to recruit sufficient manufacturing and other personnel to effectively operate a Mexican factory or that the personnel we do recruit will lack the necessary skills do perform the work to the required standards;
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
•
That we will encounter unforeseen issues or delays in building out our leased manufacturing space in Mexico or otherwise operating in Mexico due to our lack of experience conducting manufacturing operations there;
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

If we fail to continue to meet the listing requirements of the NYSE, our common stock may be delisted from the NYSE, and if we are unable to list our common stock on the NYSE or another exchange such as Nasdaq, we could face significant adverse consequences.

Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards, including standards related to our global market capitalization, stockholders’ equity and average closing share price. Specifically, the quantitative continued listing standards applicable to us include the following:

•
Average market capitalization of not less than $50 million over a 30-trading day period and stockholders’ equity of not less than $50 million;
•
Average market capitalization of not less than $15 million over a 30-trading day period, which is a minimum threshold for continued listing with no plan period available; and

•
Average closing share price of $1.00 over a 30-trading day period.

We would be considered “below criteria” by NYSE Regulation if we trigger any one of the above standards. While we are currently in compliance with the NYSE continued listing requirements as of the filing of this report, we cannot assure you that we will remain in compliance. If we do not meet the NYSE’s continued listing standards, we will be notified by the NYSE and required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from the NYSE. If our common stock is delisted from the NYSE and we are unable to correct this or list our common stock on another exchange such as Nasdaq, we could face significant adverse consequences including:

•
a reduction in the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets;
•
a limited availability of market quotations for our common stock;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;
•
a limited amount of news and analyst coverage for us;
•
a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future; and
•
a reduction in the perceived value of our equity compensation plans, which could negatively impact our ability to retain key employees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 1, 2022, the Company entered into an Amendment No. 1 to Loan and Security Agreement with SLR and the lenders to the Loan Agreement (the “Amendment”) to grant a one-month extension of the covenant-free period through August 31, 2022, while the Company is in active discussions with SLR regarding a modification of the minimum revenue covenant. Accordingly, the Company’s first measurement date for the minimum revenue covenant will be August 31, 2022, on a trailing six-month basis. The Amendment also contains other customary provisions, such as expense reimbursement.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.7 to this report.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1*

Manufacturing Services Agreement, effective as of May 25, 2022, by and between TACNA Services, Inc. and Vapotherm, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2022 (File No. 001-38740) and incorporated herein by reference)

10.2

Lease Agreement, dated June 17, 2022, by and among Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. and Baja Fur, S.A. de C.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.3

Absolute Unconditional Corporate Guaranty Agreement, dated June 24, 2022, by Vapotherm, Inc. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.4

Separation Pay Agreement effective as of March 24, 2022 between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.5

Separation Pay Agreement effective as of March 24, 2022 between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.6

Separation Pay Agreement effective as of March 24, 2022 between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.7	Amendment No. 1 to Loan and Security Agreement dated as of August 1, 2022 among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________

*Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

August 3, 2022	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

August 3, 2022	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer