Form 10-Q
period 2022-09-30
VAPOTHERM INC
filed 2022-11-02
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, there were 26,705,925 outstanding shares of common stock of Vapotherm, Inc.

VAPOTHERM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

__________________

We use “Vapotherm,” “Vapotherm Access,” “High Velocity Therapy,” “HVT,” “HVT 2.0,” “Precision Flow,” “Hi-VNI,” “OAM,” “HGE,” “Vapotherm UK,” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 and in our subsequent Quarterly Reports of Form 10-Q, including this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words and the use of future dates. Forward-looking statements include, but are not limited to, statements concerning:

•
estimates regarding the annual total addressable market for our High Velocity Therapy systems and other products and services, future results of operations, including restructuring charges, financial position, capital requirements and our needs for additional financing;
•
commercial success and market acceptance of our High Velocity Therapy systems, our Oxygen Assist Module, our digital solutions, and any future products we may seek to commercialize;
•
our ability to enhance our High Velocity Therapy technology, our Oxygen Assist Module, and our digital solutions to expand our indications and to develop and commercialize additional products and services, which next-generation products typically have higher average sale prices;
•
our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•
our plan to successfully transition substantially all manufacturing operations from New Hampshire to Mexico and the anticipated favorable effect thereof on our gross margins and costs and risks in connection therewith;
•
the success of our current “path to profitability” goals for the remainder of 2022 and 2023, our One Hospital One Day, or 1H1D, strategy, and our ability to return historical disposable utilization or turn rates, increase our inventory turnover and reduce our inventory levels;
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
•
our ability to manage and maintain our direct sales and marketing organizations in the United States, Germany, the United Kingdom and any other jurisdictions in which we elect to pursue a direct sales model, and to market and sell our High Velocity Therapy systems globally and to market and sell our Oxygen Assist Module in the United States and throughout the world;
•
our ability to hire and retain our senior management and other highly qualified personnel;
•
our ability to comply with the terms and covenants of our amended credit facility;
•
our ability to obtain additional financing in the future;
•
the volatility of the trading price of our common stock and our ability to maintain our listing on the New York Stock Exchange (the “NYSE”), including regaining compliance with the continued listing standards set forth in 802.01B of the NYSE Listed Company Manual;
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

•
our ability to establish, maintain, and use our intellectual property to protect our High Velocity Therapy technology, Oxygen Assist Module, and digital solutions, and to prevent infringement of our intellectual property and avoid third party infringement claims; and
•
our expectations about market trends and their anticipated effect on our business and operating results.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,709	$57,071
Accounts receivable, net	8,136	10,909
Inventories, net	36,433	36,562
Prepaid expenses and other current assets	3,201	5,205
Total current assets	76,479	109,747
Property and equipment, net	25,694	22,157
Operating lease right-of-use assets	6,676	7,045
Restricted cash	1,109	253
Goodwill	494	15,300
Intangible assets, net	25	4,398
Deferred income tax assets	32	78
Other long-term assets	2,115	1,107
Total assets	$112,624	$160,085
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$1,507	$5,923
Contract liabilities	1,478	2,081
Accrued expenses and other current liabilities	16,707	28,559
Revolving loan facility	-	6,608
Total current liabilities	19,692	43,171
Long-term loans payable, net	96,815	39,726
Other long-term liabilities	7,018	10,521
Total liabilities	123,525	93,418
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of September 30, 2022 and December 31, 2021, 26,703,043 and 26,126,253 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	27	26
Additional paid-in capital	458,023	443,358
Accumulated other comprehensive (loss) income	(386)	26
Accumulated deficit	(468,565)	(376,743)
Total stockholders’ (deficit) equity	(10,901)	66,667
Total liabilities and stockholders’ (deficit) equity	$112,624	$160,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$13,545	$38,115	$48,138	$91,048
Cost of revenue	11,682	19,291	36,018	45,649
Gross profit	1,863	18,824	12,120	45,399
Operating expenses
Research and development	4,382	3,979	16,241	13,466
Sales and marketing	11,460	20,465	36,615	47,169
General and administrative	6,477	7,262	20,754	23,948
Impairment of goodwill	-	-	14,701	-
Impairment of long-lived and intangible assets	2,139	-	6,175	-
Loss on disposal of property and equipment	321	-	321	-
Total operating expenses	24,779	31,706	94,807	84,583
Loss from operations	(22,916)	(12,882)	(82,687)	(39,184)
Other (expense) income
Interest expense	(3,276)	(647)	(7,872)	(1,960)
Interest income	56	21	113	74
Foreign currency loss	(73)	(58)	(188)	(188)
Loss on extinguishment of debt	-	-	(1,114)	-
Other	-	-	-	18
Net loss before income taxes	$(26,209)	$(13,566)	$(91,748)	$(41,240)
(Benefit) provision for income taxes	(8)	-	74	-
Net loss	$(26,201)	$(13,566)	$(91,822)	$(41,240)
Other comprehensive loss:
Foreign currency translation adjustments	(172)	(40)	(412)	(22)
Total other comprehensive loss	$(172)	$(40)	$(412)	$(22)
Total comprehensive loss	$(26,373)	$(13,606)	$(92,234)	$(41,262)
Net loss per share - basic and diluted	$(0.98)	$(0.52)	$(3.46)	$(1.59)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	26,697,226	25,987,648	26,532,159	25,891,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	26,126,253	$26	$443,358	$26	$(376,743)	$66,667
Issuance of common stock upon exercise of options	1,227	-	12	-	-	12
Issuance of common stock with restricted stock units and awards	60,488	-	10	-	-	10
Issuance of common stock for services	3,683	-	76	-	-	76
Issuance of common stock to satisfy contingent consideration	368,168	1	5,629	-	-	5,630
Issuance of common stock warrants	-	-	1,157	-	-	1,157
Stock-based compensation expense	-	-	3,370	-	-	3,370
Foreign currency translation adjustments	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(22,938)	(22,938)
Balance at March 31, 2022	26,559,819	$27	$453,612	$(29)	$(399,681)	$53,929

Issuance of common stock upon exercise of options	16,380	-	43	-	-	43
Issuance of common stock with restricted stock units and awards	49,218	-	2	-	-	2
Issuance of common stock under the Employee Stock Purchase Plan	62,973	-	135	-	-	135
Issuance of common stock for services	4,493	-	88	-	-	88
Stock-based compensation expense	-	-	2,410	-	-	2,410
Foreign currency translation adjustments	-	-	-	(185)	-	(185)
Net loss	-	-	-	-	(42,683)	(42,683)
Balance at June 30, 2022	26,692,883	$27	$456,290	$(214)	$(442,364)	$13,739

Issuance of common stock upon exercise of options	5,985	-	10	-	-	10
Issuance of common stock with restricted stock units and awards	350	-	3	-	-	3
Issuance of common stock for services	3,825	-	67	-	-	67
Modification of common stock warrants	-	-	39	-	-	39
Stock-based compensation expense	-	-	1,614	-	-	1,614
Foreign currency translation adjustments	-	-	-	(172)	-	(172)
Net loss	-	-	-	-	(26,201)	(26,201)
Balance at September 30, 2022	26,703,043	$27	$458,023	$(386)	$(468,565)	$(10,901)

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

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(91,822)	$(41,240)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,625	7,197
Depreciation and amortization	4,006	4,181
Provision for bad debts	346	(110)
Provision for inventory valuation	2,655	-
Non-cash lease expense	1,670	1,304
Change in fair value of contingent consideration	(3,351)	(457)
Impairment of goodwill	14,701	-
Impairment of long-lived and intangible assets	6,175	-
Loss on disposal of property and equipment	546	126
Amortization of discount on debt	502	55
Deferred income taxes	74	12
Loss on extinguishment of debt	1,114	-
Changes in operating assets and liabilities:
Accounts receivable	2,338	2,776
Inventories	(2,651)	(4,861)
Prepaid expenses and other assets	(1,902)	(1,102)
Accounts payable	(4,295)	(854)
Contract liabilities	(562)	(658)
Accrued expenses and other current liabilities	(4,853)	(4,286)
Operating lease liabilities, current and long-term	(1,581)	(1,305)
Net cash used in operating activities	(69,265)	(39,222)
Cash flows from investing activities
Purchases of property and equipment	(8,266)	(4,814)
Net cash used in investing activities	(8,266)	(4,814)
Cash flows from financing activities
Proceeds from loans, net of discount	99,094	-
Repayment of loans	(40,000)	-
Payments of debt extinguishment costs	(817)	-
Payment of debt issuance costs	(1,567)	-
Repayments on revolving loan facility	(6,608)	(3,163)
Payment of contingent consideration	(135)	-
Proceeds from exercise of stock options	65	1,405
Proceeds from issuance of common stock under Employee Stock Purchase Plan	135	851
Net cash provided by (used in) financing activities	50,167	(907)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(142)	(5)
Net decrease in cash, cash equivalents and restricted cash	(27,506)	(44,948)
Cash, cash equivalents and restricted cash
Beginning of period	57,324	115,536
End of period	$29,818	$70,588
Supplemental disclosures of cash flow information
Interest paid during the period	$6,023	$1,862
Property and equipment purchases in accounts payable and accrued expenses	$617	$133
Issuance of common stock to satisfy contingent consideration	$5,630	$-
Issuance of common stock warrants in conjunction with long term debt	$1,196	$-
Issuance of common stock upon vesting of restricted stock units	$15	$133

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure, pneumonia, asthma and COVID-19 or other systemic conditions. The Company’s strategy is to become the world’s preeminent complex lung disease and respiratory distress patient management company by combining digital and device solutions to create a healthcare ecosystem focused on improving the lives of these patients while reducing the cost of their care. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient's pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. The Company’s digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although the Company recently decided to exit its standalone remote patient monitoring business, the Company intends to use the underlying technology to develop digital capabilities for the Company’s home device. While these device and digital solutions function independently, the Company believes leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. The Company’s HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. The Company’s next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the FDA in 2021 and was in full market release as of August 2022.

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

The Company sells its High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. The OAM is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. The Company is in the process of seeking FDA approval to market the OAM in the United States. In addition, the Company employs field-based clinical educators who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

On November 2, 2021, HGE Health Care Solutions, LLC (“HGE”), a wholly owned subsidiary of the Company, affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI Management Group LLC, now known as Vapotherm Access Management Services LLC (“PCI”), and PCI’s arrangements with RespirCare and its physician shareholder. The Company consolidates PCI and RespirCare for accounting and tax purposes. (See Note 3) In August 2022, the Company made the decision to exit its relationship with RespirCare and on August 29, 2022, PCI provided RespirCare with a six-month without cause contract termination notice. The Company and RespirCare’s physician shareholder are presently in negotiations to consensually shorten the six-month contractual notice period. (See Note 11)

Going Concern

The Company had an accumulated deficit of $468.6 million as of September 30, 2022 and incurred a net loss of $91.8 million and generated a cash flow deficit from operations of $69.3 million, both for the nine months ended September 30, 2022. The Company expects to continue to incur significant product development, regulatory, sales and marketing and other expenses. The Company has historically funded its cash flow deficits primarily through the issuance of equity securities and debt and sales of High Velocity Therapy systems and their associated disposables. The Company expects to continue to incur significant expenses, operating losses and cash flow deficits for the foreseeable future. As such, the Company has evaluated whether or not its cash, cash equivalents and restricted cash on hand and working capital would be sufficient to sustain forecasted operating activities through November 2, 2023, as required by Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, management has considered its ability to reduce cash flow deficits and is in the process of implementing the following steps to reduce its cash flow deficits:

•
Move substantially all of the Company’s production operations to Mexico to help reduce cost of labor and overhead;
•
Establish a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access government grant funding;
•
Materially defer or limit the Company’s spending on capital equipment;
•
Cease future commercial investments in the Vapotherm Access standalone patient monitoring reporting unit and wind down its current commercial operations;
•
Restructure the Company’s commercial organization;
•
Normalize the level of commission payouts to match current sales levels;
•
Reduce the use of external consultants and contract resources; and
•
Other steps to be determined in the future.

Management believes its plans to reduce cash flow deficits can be effectively implemented as all of the actions are within the Company’s control. Actions completed during the three and nine months ended September 30, 2022 under the Company’s restructuring plans and their impacts on the Company’s condensed consolidated financial statements are further described in Note 11 “Restructuring.”

As of September 30, 2022, the Company had cash, cash equivalents and restricted cash of $29.8 million, working capital of $56.8 million and outstanding debt under its Loan and Security Agreement (the “SLR Loan Agreement”) with the lenders party thereto (each a “lender” and collectively, “SLR” or the “Lenders”) of $100.0 million. The SLR Loan Agreement provides for interest-only payments through February 18, 2026. The SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue (tested on a trailing six-month basis at the end of each fiscal month), and a $20 million minimum liquidity covenant (the “Liquidity Covenant”).

As of November 2, 2022, the Company expects its existing cash and cash equivalents will not be sufficient to remain in compliance with the Liquidity Covenant under its SLR Loan Agreement through at least the next twelve months from the issuance of these condensed consolidated financial statements. Therefore, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. To ensure adequate liquidity, the Company is presently evaluating various external debt and equity financing scenarios in light of the Liquidity Covenant, although no assurance can be provided that it will be able to do so. There is inherent uncertainty associated with fundraising activity and it is not in the Company’s complete control. If the Company is unable to obtain additional financing, it may be required to delay the development, commercialization and marketing of the Company’s new products and services. Any additional debt or equity financing that the Company raises may contain terms that are not favorable to the Company or its stockholders.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties described above. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Vapotherm UK Ltd. (“Vapotherm UK,” formerly Solus Medical Ltd.), a wholly owned subsidiary of the Company located in the United Kingdom, Vapotherm Deutschland GmbH, a wholly owned subsidiary of the Company located in Germany, HGE, a wholly owned subsidiary of the Company located in the United States, PCI, a wholly owned subsidiary of HGE which was acquired on November 2, 2021 located in the United States, RespirCare, an affiliate of PCI, located in the United States, Vapotherm Holding Company, LLC, a wholly owned subsidiary located in the United States, and Vapotherm Technology Asia Pte. Ltd., a wholly owned subsidiary of the Company located in Singapore. All intercompany accounts and transactions have been eliminated upon consolidation.

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

As of September 30, 2022, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $5.1 million and $2.4 million as of September 30, 2022 and December 31, 2021, respectively.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, and the condensed consolidated statements of comprehensive loss and stockholders’ (deficit) equity for the three and nine months ended September 30, 2022 and 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Reclassification

Certain amounts in 2021 have been reclassified to conform to the presentation in 2022. None of the reclassifications had any impact to the Company’s results of operations.

Financial Instruments and Concentrations of Credit Risk

As of September 30, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At September 30, 2022, deposits exceed the amount of any insurance provided.

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

Supplier Risk

The Company obtains some of the components and subassemblies included in its High Velocity Therapy systems and its OAM from single source suppliers. The partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For the Company’s non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ (deficit) equity.

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in other (expense) income in the condensed consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive (loss) income .

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of September 30, 2022, $0.9 million of its $29.8 million of cash, cash equivalents and restricted cash balance was located outside

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

the United States. As of December 31, 2021, $1.1 million of its $57.3 million of cash, cash equivalents and restricted cash balance was located outside of the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$28,709	$57,071
Restricted cash	1,109	253
Total cash, cash equivalents, and restricted cash	$29,818	$57,324

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the High Velocity Therapy systems. Depreciation expense on demonstration equipment is recorded in sales and marketing expenses in the condensed consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying condensed consolidated statements of comprehensive loss.

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value. (See Note 11)

Intangible Assets

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

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2021 to September 30, 2022 is as follows:

Balance at December 31, 2021	$330
Provisions for warranty obligations	205
Settlements	(306)
Balance at September 30, 2022	$229

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the High Velocity Therapy systems and the Vapotherm Transfer Unit 2.0. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of the High Velocity Therapy capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who provide service on the High Velocity Therapy capital units outside of the United States and United Kingdom. Service revenue also includes fees from the standalone remote patient monitoring services sold through Vapotherm Access. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and are accounted for as a reduction of revenue.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three or nine months ended September 30, 2022 or 2021.

The Company’s contracts with its customers have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled less than $0.1 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

The Company also enters into agreements involving the placement of its High Velocity Therapy capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. In these bundled arrangements, revenue recognized for the sale of the disposables is allocated between disposable revenue and other lease revenue based on the estimated relative stand-alone selling prices of the individual performance obligations.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. The total costs of shipping and handling for the three months ended September 30, 2022 and 2021 were $0.3 million and $0.8 million, respectively. The total costs of shipping and handling for the nine months ended September 30, 2022 and 2021 were $0.8 million and $1.5 million, respectively.

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

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is measured at the market value of the related shares of the Company’s common stock on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period and is generally three to four years. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. For the year ended December 31, 2021, expected volatility was calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. Effective January 1, 2022, expected volatility is based on the historical volatility of the Company’s common stock. The expected life is estimated using the simplified method for “plain vanilla” options. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, United Kingdom, Germany, Mexico, and Singapore. The benefit for income taxes for the three months ended September 30, 2022 totaled less than $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. The provision for income taxes for the nine months ended September 30, 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. There was no provision or benefit for income taxes for the three or nine months ended September 30, 2021 because the Company has historically incurred operating losses and maintains a full valuation allowance against its United States net deferred tax assets.

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

Recently Issued Accounting Pronouncements

Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022 for private companies, emerging growth companies following private company adoption dates, or public entities meeting the definition of smaller reporting companies as of the date of issuance of this update. Since the Company met the definition of a smaller reporting company as of the date of issuance of this update, the Company is not required to adopt ASU 2016-13 until January 1, 2023. The Company expects to recognize a one-time cumulative effect adjustment to its asset portfolio as of the beginning of the first reporting period in which the new standards is effective, but cannot yet determine the magnitude of such one-time adjustment or the overall impact of the adoption of ASU 2016-13 and subsequent amendments to this standard on the condensed consolidated financial statements.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The purchase price, net of cash acquired, of $1.7 million was funded with cash payments of approximately $1.3 million and the settlement of $0.4 million of preexisting transactions. The acquisition has been accounted for as an acquisition of a business. The following table summarizes the purchase price allocation that includes the fair value of the separately identifiable assets acquired and liabilities assumed as of November 2, 2021:

Cash	$39
Accounts receivable	101
Prepaids and other current assets	11
Property and equipment	397
Operating lease right-of-use assets	316
Goodwill	1,302
Other long-term assets	9
Total assets acquired	2,175
Accounts payable	(29)
Other current liabilities	(111)
Other long-term liabilities	(264)
Total liabilities assumed	(404)
Total purchase price	$1,771

The excess of purchase consideration over the fair value of net tangible assets acquired was recorded as goodwill. Goodwill associated with the acquisition was primarily attributable to the expansion opportunity of the Vapotherm Access standalone remote patient monitoring platform and the value of the acquired workforce. The goodwill is deductible for tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. There were no intangible assets identified as part of the acquisition. The Company finalized the purchase price allocation during the second quarter of 2022.

During the three months ended June 30, 2022, the Company wrote down the value of goodwill recorded in connection with the acquisition due to a decrease in the fair values of the Vapotherm Access standalone remote patient monitoring reporting unit below its carrying value. The decrease was attributable to a significant decrease in future forecasted revenues and uncertainty related to the Company’s ability to scale its standalone remote patient monitoring business given slower than expected patient enrollment. (See Note 7)

During the three months ended September 30, 2022, the Company made the decision to cease future commercial investments in the Vapotherm Access standalone remote patient monitoring reporting unit and begin to wind down current commercial operations. As a result, the Company recorded an impairment charge of $0.6 million to write down the value of RespirCare’s property and equipment and operating lease right-of-use asset to its fair value. (See Note 11)

The Company has included the financial results of PCI and RespirCare in the condensed consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented as the impact to the financial results is immaterial. The transaction costs associated with the acquisition were approximately $0.5 million and were recorded in general and administrative expenses as incurred during the fourth quarter of 2021.

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

As of September 30, 2022, the Company had three items, cash equivalents, contingent consideration and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately $13.0 million at September 30, 2022 and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration, which had no remaining value at September 30, 2022, relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement described in Note 9 “Debt.” Its fair value is deemed to be immaterial at September 30, 2022 and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three and nine months ended September 30, 2022.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the nine months ended September 30, 2022:

Balance at December 31, 2021	$9,116
Change in fair value of contingent consideration	(3,351)
Payments	(5,765)
Balance at September 30, 2022	$-

The change in fair value of contingent consideration was a reduction of $0.2 million and $3.4 million for the three and nine months ended September 30, 2022, respectively, and is included in general and administrative expenses in the accompanying condensed consolidated statement of comprehensive loss. The reduction in fair value of contingent consideration during the three and nine months ended September 30, 2022, was a result of a decrease in forecasted future revenues of Vapotherm Access and the Company’s decision to cease future commercial investments and begin to wind down current commercial operations.

There were no payments of contingent consideration for the three months ended September 30, 2022. Payments of contingent consideration included $0.2 million paid in cash and $5.6 million paid in 368,168 shares of the Company’s common stock for the nine months ended September 30, 2022.

During the first quarter of 2022, the Company granted SLR warrants to purchase 107,373 shares of common stock (the “Warrants”) and during the third quarter of 2022, the Warrants were modified to amend the exercise price from $13.97 per share to $1.63 per share. The modification of the Warrants resulted in an incremental increase in fair value of the Warrants of less than $0.1 million, which the Company recorded as an addition to the debt discount for non-cash consideration paid to the Lenders. The issuance and modification of the Warrants were made in connection with an amendment to the Company’s financing arrangement described in Note 9 “Debt”. These equity-classified Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The assumptions used in the Black-Scholes pricing model were as follows at the date of grant and date of modification, respectively:

	February 18, 2022	September 30, 2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	1.9%	3.9%
Expected stock price volatility	79.3%	87.7%
Expected term (years)	10.0	9.5

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

5. Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2022	December 31, 2021
United States	$6,553	$8,894
International	1,926	2,147
Total accounts receivable	8,479	11,041
Less: Allowance for doubtful accounts	(343)	(132)
Accounts receivable, net of allowance for doubtful accounts	$8,136	$10,909

No individual customer accounted for 10% or more of net revenue for the three or nine months ended September 30, 2022 or 2021. No individual customers accounted for 10% or more of total accounts receivable at September 30, 2022 or December 31, 2021.

6. Inventories

Inventory balances, net of reserves, consist of the following:

	September 30, 2022	December 31, 2021
Finished goods	$20,825	$16,702
Raw materials	14,381	18,905
Component parts	1,227	955
Total inventories	$36,433	$36,562

The Company recorded a provision for excess and obsolete inventory of $1.8 million and $2.7 million for the three and nine months ended September 30, 2022, respectively. The increase in the provision for the three and nine months ended September 30, 2022 related to a decrease in anticipated future demand. There was no provision for excess and obsolete inventory recorded during the three or nine months ended September 30, 2021.

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during the nine months ended September 30, 2022 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2021	$15,300	$4,398
Impairment charges	(14,701)	(4,036)
Amortization	-	(325)
Foreign currency exchange rate changes	(105)	(12)
Balance at September 30, 2022	$494	$25

The following table presents a summary of acquired intangible assets:

	As of September 30, 2022
	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization
Customer agreements	3.83	$456	$(431)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

During the second quarter of 2022, a substantial decline in the Company’s stock price and other factors, including leadership changes in the Vapotherm Access reporting unit, represented indicators of long-lived asset impairment for the Vapotherm Access asset group, which triggered an interim impairment assessment. The Company determined that the carrying value of Vapotherm Access intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was primarily attributable to a significant decrease in future forecasted revenues, which reflects the notification of non-renewal of certain HGE customer relationships during the second quarter of 2022, as well as uncertainty related to the Company’s ability to scale its standalone remote patient monitoring business given slower than expected patient enrollment. As a result, the Company recognized an impairment charge of $4.0 million to write down HGE customer relationships and developed technology to their estimated fair value during the second quarter of 2022. The fair value of the intangible assets was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. There were no impairments of intangible assets during the three months ended September 30, 2022, however, the Company recorded an impairment charge related to the long-lived assets, other than intangible assets, of Vapotherm Access and RespirCare of $2.1 million during the three months ended September 30, 2022. (See Note 11) There were no impairments of intangible assets during the three or nine months ended September 30, 2021.

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

To perform the quantitative assessment for the Vapotherm Access reporting unit, the Company determined the fair value using the income approach. The Company utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization margins, and discount rates. The Company’s forecasts are based on historical experience, expected market demand, and other industry information. The Company determined that the carrying value of the Vapotherm Access reporting unit exceeded the fair value, with the decrease in the fair value being primarily attributable to a significant decrease in future forecasted revenues, as discussed above. As a result, during the second quarter of 2022, the Company recognized an impairment charge of $14.7 million to write down the goodwill of the Vapotherm Access reporting unit to its estimated fair value. There was no impairment of goodwill during the three months ended September 30, 2022 or 2021 or nine months ended September 30, 2021.

The Company recognized less than $0.1 million and $0.1 million of amortization expense within sales and marketing expenses related to the intangible assets during the three months ended September 30, 2022 and 2021, respectively, and recognized $0.2 million and $0.3 million of amortization expense within sales and marketing expenses related to the intangible assets during the nine months ended September 30, 2022 and 2021, respectively. The Company did not recognize any amortization expense within general and administrative expenses related to intangible assets during the three months ended September 30, 2022. The Company also recognized $0.1 million of amortization expense within general and administrative expenses related to intangible assets during the three months ended September 30, 2021, and recognized $0.1 million and $0.2 million of amortization expense within general and administrative expenses related to intangible assets during the nine months ended September 30, 2022 and 2021, respectively.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued termination benefits	$3,155	$-
Accrued bonuses	2,446	6,988
Operating lease liabilities, current portion	2,445	1,753
Accrued payroll and employee-related costs	2,244	2,734
Accrued professional fees	904	1,682
Accrued taxes	786	1,450
Accrued commissions	750	5,181
Accrued vacation liability	667	786
Accrued inventory	404	1,111
Accrued freight	310	247
Product warranty reserve	229	330
Contingent consideration	-	3,952
Other	2,367	2,345
Total accrued expenses and other current liabilities	$16,707	$28,559

Other long-term liabilities consist of the following:

	September 30, 2022	December 31, 2021
Operating lease liabilities	$6,025	$5,357
Accrued term loan fees	993	-
Contingent consideration	-	5,164
Total other long-term liabilities	$7,018	$10,521

9. Debt

Current Credit Facilities

On February 18, 2022 (the “Effective Date”), the Company entered into the SLR Loan Agreement with SLR which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to the Company on the Effective Date. In connection with this draw down, the Company granted SLR warrants to purchase 107,373 shares of the Company’s common stock. The warrants had an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to the Company upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of SLR Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement, as described below.

On August 1, 2022, the Company entered into an Amendment No. 1 to the SLR Loan Agreement (the “First Amendment”) with SLR. Pursuant to the First Amendment, the Company was provided with a one-month extension of its covenant-free period through August 31, 2022.

On September 30, 2022, the Company entered into an Amendment No. 2 to the SLR Loan Agreement (the “Second Amendment,” together with the SLR Loan Agreement, as amended, the “Amended SLR Loan Agreement”), with SLR. Pursuant to the Second Amendment, the Company’s minimum net product revenue covenant was modified for the remainder of 2022, a minimum liquidity covenant of $20.0 million (the “Liquidity Covenant”) was added, the London Interbank Offered Rate was replaced with the Secured Overnight Financing Rate (the “SOFR”), the exit fee was increased from 6.95% to 7.45% of the aggregate principal amount of the Amended SLR Loan Agreement, and the SLR Term B Loan Facility and related facility fee were eliminated. Concurrently with the closing of the Second Amendment, the Company amended and restated SLR’s warrants to purchase 107,373 shares of the Company’s common stock to reset the exercise price to $1.63 per share.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Pursuant to the Amended SLR Loan Agreement, advances under the Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) 8.30%. At September 30, 2022, the interest rate was 11.44%. The outstanding balance was $100.0 million at September 30, 2022. The Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, payments on the Amended SLR Loan Agreement will be due monthly in 12 equal installments; provided that the Company shall have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Amended SLR Loan Agreement. The Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 7.45% of the aggregate principal amount of the Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Amended SLR Loan Agreement. The Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of September 30, 2022, the Company was in compliance with all covenants under the Amended SLR Loan Agreement.

The events of default under the Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Amended SLR Loan Agreement or other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Amended SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of September 30, 2022. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Amended SLR Loan Agreement as of September 30, 2022 are as follows:

2022 (remaining 3 months)	$-
2023	-
2024	-
2025	-
2026	83,333
Thereafter	16,667
Less: Unamortized deferred financing costs	(3,185)
Long-term loans payable	$96,815

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

As of December 31, 2021, the Company had $40.0 million of the CIBC Term Facility outstanding under the CIBC Loan Agreement, which accrued interest at a floating rate equal to the Wall Street Journal (“WSJ”) Prime Rate plus 2.5% and was subject to a floor of 3.25%, and $4.9 million of outstanding borrowings under the CIBC Revolving Facility, which accrued interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and was subject to a floor of 3.25%. The CIBC Term Facility was scheduled to mature on October 21, 2025 and the CIBC Revolving Facility was scheduled to mature on October 21, 2022. As previously mentioned, the CIBC Facilities were fully repaid and terminated on February 18, 2022 when the Company entered into the SLR Loan Agreement.

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

In May 2022, the Company entered into a manufacturing service agreement, which, effective in July 2022, granted the Company the right to control the use of 35,882 square feet of manufacturing and warehouse space in Tijuana, Mexico. The term of the embedded lease expires on August 14, 2029.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents operating lease cost and information related to operating lease liabilities for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Operating lease cost	$2,122	$1,788
Variable lease cost	347	299
Total	$2,469	$2,087
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$2,076	$1,788
Operating right of use assets obtained in exchange for new operating lease liabilities	$2,824	$-
Weighted average remaining lease term - operating leases (in years)	3.6	3.5
Weighted average discount rate - operating leases	8.7%	8.0%

As of September 30, 2022, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2022 (remaining 3 months)	$721
2023	3,133
2024	3,195
2025	1,257
2026	723
Thereafter	936
Total payments	9,965
Less interest	(1,495)
Total present value of lease payments	$8,470

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA will manage the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations of the Lessee arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.6 million as of September 30, 2022.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Other Commitments

The Company has non-cancellable purchase commitments for inventories, capital equipment and services which totaled $5.7 million at September 30, 2022, all of which are expected to be paid within one year.

11. Restructuring

On April 27, 2022, the Company committed to a plan (the “April 2022 Restructuring”) to relocate substantially all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Tijuana, Mexico and announced a reduction in force at the Exeter, New Hampshire facility that, when implemented, would eliminate positions related to production, quality and operations services. As part of April 2022 Restructuring, the Company also incurred severance related expenses due to senior level personnel retirements and transitions. As a result, during the three and nine months ended September 30, 2022, the Company incurred restructuring expenses of approximately $0.3 million and $2.6 million, respectively, which comprise termination benefits including severance, benefits and other payroll-related charges, which are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company expects to incur additional restructuring expenses over the next three to six months as part of the April 2022 Restructuring consisting of additional termination benefits in the range of $0.3 million to $0.5 million, and all of which will result in future cash expenditures. The Company estimates that its total restructuring expenses for the April 2022 Restructuring, all of which relate to termination benefits, will be in the range of $2.9 million to $3.1 million and are expected to be paid through the end of the first quarter of 2023.

In late August 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company committed to a plan (the “August 2022 Restructuring”) to exit the Vapotherm Access standalone remote patient monitoring business and RespirCare, and to restructure its commercial organization in the United States. The Company intends to use the underlying technology to develop digital capabilities for the Company’s home device.

As a result of the August 2022 Restructuring, in September 2022, the Company announced a reduction in force at Vapotherm Access that eliminated positions related to patient care, marketing and administrative services and a reduction in force of the Company’s United States field teams. On August 29, 2022, PCI provided RespirCare with a six-month without cause contract termination notice of its Master Service Agreement with the clinic. The Company and RespirCare’s physician shareholder are presently in negotiations to consensually shorten the six-month contractual notice period. As part of the August 2022 Restructuring, the Company also incurred severance related expenses due to personnel transitions. As a result, during the three months ended September 30, 2022, the Company incurred restructuring expenses of approximately $3.4 million, which comprise impairments of long-lived assets and termination benefits including severance, benefits and other payroll-related charges, as further discuss below. The termination benefits are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified.

The decision to cease future commercial investments in the Vapotherm Access standalone remote patient monitoring reporting unit triggered an interim impairment assessment of the Vapotherm Access and RespirCare asset groups. The Company determined the carrying values of the asset groups were not recoverable based on the excess of the carrying value of the asset groups over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset groups was primarily attributable to the decision to cease future commercial investments and begin to wind down current commercial operations. As a result, the Company recognized an impairment charge of $1.5 million and $0.6 million for the Vapotherm Access and RespirCare asset groups, respectively, to write down the operating lease right-of-use assets and property and equipment to their estimated fair value during the three and nine months ended September 30, 2022. The fair value of the operating lease right-of-use assets and property and equipment were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. There were no impairments of long-lived assets during the three or nine months ended September 30, 2021.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The Company expects to incur additional restructuring expenses over the next three to six months as part of the August 2022 Restructuring consisting of additional termination benefits in the range of $0.1 million to $0.3 million, and all of which will result in future cash expenditures. The Company estimates that its total restructuring expenses for the August 2022 Restructuring, all of which relate to termination benefits and impairments of long-lived assets, will be in the range of $3.4 million to $3.6 million.

The following table summarizes the restructuring activity from December 31, 2021 to September 30, 2022:

	Termination Benefits	Asset Impairments	Total
Balance at December 31, 2021	$-	$-	$-
April 2022 Restructuring costs incurred	2,324	-	2,324
Restructuring costs paid	(25)	-	(25)
Balance at June 30, 2022	$2,299	$-	$2,299
April 2022 Restructuring costs incurred	252	-	252
August 2022 Restructuring costs incurred	1,248	2,139	3,387
Non-cash restructuring costs	-	(2,139)	(2,139)
Restructuring costs paid	(644)	-	(644)
Balance at September 30, 2022	$3,155	$-	$3,155

Substantially all of the restructuring accrual at September 30, 2022 is expected to be paid by the end of the first quarter of 2023.

The following table summarizes the classification of restructuring expense, including related impairment of long-lived assets, in the condensed consolidated statements of comprehensive loss:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cost of revenue	$314	$794
Research and development	29	595
Sales and marketing	1,101	1,989
General and administrative	56	446
Impairment of long-lived assets	2,139	2,139
Total restructuring expense	$3,639	$5,963

There were no restructuring charges recorded during the three or nine months ended September 30, 2021.

12. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	33,948	$14.00
Warrants granted	107,373	13.97
Warrants expired	(16,807)	14.00
Outstanding at September 30, 2022	124,514	$3.33

In connection with its financing arrangement described in Note 9 “Debt,” on February 18, 2022, the Company granted SLR the Warrants to purchase 107,373 shares of common stock. In connection with the Second Amendment, on September 30, 2022, the Warrants were modified to amend the exercise price from $13.97 per share to $1.63 per share. The Warrants were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022			2022
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$1,135	$258	$1,393	$4,602	$1,967	$6,569
Disposable	7,736	1,727	9,463	24,646	7,609	32,255
Subtotal product revenue	8,871	1,985	10,856	29,248	9,576	38,824
Lease revenue
Capital equipment	55	110	165	370	335	705
Other	354	81	435	1,075	262	1,337
Service and other revenue	1,783	306	2,089	6,367	905	7,272
Total net revenue	$11,063	$2,482	$13,545	$37,060	$11,078	$48,138

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021			2021
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$11,291	$2,040	$13,331	$19,237	$10,282	$29,519
Disposable	19,043	2,631	21,674	38,831	12,793	51,624
Subtotal product revenue	30,334	4,671	35,005	58,068	23,075	81,143
Lease revenue
Capital equipment	1,195	99	1,294	3,425	176	3,601
Other	399	89	488	1,286	333	1,619
Service and other revenue	1,022	306	1,328	3,570	1,115	4,685
Total net revenue	$32,950	$5,165	$38,115	$66,349	$24,699	$91,048

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue for the three or nine months ended September 30, 2022 or 2021.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed consolidated balance sheets. The following table presents changes in contract liabilities during the nine months ended September 30, 2022:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2021	$1,712	$369
Additions	2,738	374
Subtractions	(3,346)	(369)
Balance at September 30, 2022	$1,104	$374

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

14. Stock-Based Compensation

As of September 30, 2022, 555,328 shares of common stock remained available for issuance under the Vapotherm, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Equity Plan”), assuming target performance under outstanding performance stock units. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$193	$181	$620	$537
Research and development	337	274	1,316	888
Sales and marketing	643	613	2,531	2,434
General and administrative	508	1,011	3,158	3,338
Total	$1,681	$2,079	$7,625	$7,197

Stock Options

The Company granted options to purchase an aggregate of 1,478,669 shares of common stock at exercise prices ranging from $1.55 to $20.71 per share, with a weighted average exercise price of $5.88 per share, during the nine months ended September 30, 2022. The Company granted options to purchase an aggregate of 406,640 shares of common stock at exercise prices ranging from $19.57 to $35.51 per share, with a weighted average exercise price of $26.81 per share, during the nine months ended September 30, 2021. The weighted average fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $4.31 and $19.46 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Nine Months Ended September 30,
	2022	2021
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.7%	0.6%
Expected stock price volatility	83.8%	87.7%
Expected term (years)	6.3	6.1

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the nine months ended September 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	509,388	$24.69
Granted	418,192	18.59
Vested	(113,996)	24.55
Canceled	(125,362)	22.72
Unvested at September 30, 2022	688,222	$21.36

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

A summary of restricted stock award activity for the nine months ended September 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	7,989	$1.68
Granted/purchased	545	20.72
Vested	(8,061)	2.97
Canceled	(473)	1.68
Unvested at September 30, 2022	-	$-

Performance Stock Units

The Company has granted performance stock units. The quantity of shares that will ultimately vest and be issued upon settlement of the performance stock units range from 0% to 200% of a targeted number of shares and will be determined based on, and subject to, individual grant milestones.

A summary of performance stock units activity, assuming target level of performance, for the nine months ended September 30, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	-	$-
Granted/purchased	177,698	18.78
Vested	-	-
Canceled	-	-
Unvested at September 30, 2022	177,698	$18.78

Employee Stock Purchase Plan

As of September 30, 2022, 871,547 shares of common stock remained available for issuance under the ESPP.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2022:

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Expected dividend yield	0.0%
Risk free interest rate	0.2% - 2.5%
Expected stock price volatility	45.0% - 106.6%
Expected term (years)	0.5

15. Net Loss Per Share

The Company excluded the following potential shares of common stock, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Options to purchase common stock	3,173,168	1,906,111
Unvested restricted stock units and awards and performance stock units	865,920	442,796
Warrants to purchase common stock	124,514	33,948
Employee stock purchase plan shares	67,925	35,739
	4,231,527	2,418,594

16. Subsequent Events

On October 31, 2022, the Company substantially completed the abandonment of its Vapotherm Access standalone remote patient monitoring business. The Company has disclosed restructuring charges expected to be incurred in connection with this action, including an estimate of the total range of amounts expected to be incurred, the estimated range of amounts for each major type of cost associated with the course of action and the estimated amounts that will result in future cash expenditures. (See Note 11)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2021 Form 10-K filed with the SEC on February 24, 2022 and in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

Vapotherm is a global medical technology company focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), COVID-19, influenza (“flu”), respiratory syncytial virus (“RSV”), pneumonia, asthma and other systemic conditions. Our strategy is to become the world’s preeminent complex lung disease and respiratory distress patient management company by combining digital and device solutions to create a healthcare ecosystem focused on improving the lives of complex lung disease and respiratory distress patients while reducing the cost of their care. Our device solutions are focused on High Velocity Therapy, which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although we recently decided to exit our standalone remote patient monitoring business, we intend to use the underlying technology to develop digital capabilities for our home device. While these device and digital solutions function independently, we believe leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients with either Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received 510k clearance from the FDA in 2021 and was in full market release as of August 2022. The HVT 2.0 platform is approved for therapy in multiple settings of care, including the home. As of September 30, 2022, more than 3.6 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 36,300 units, an increase of 5.2% compared to September 30, 2021.

Our business was significantly transformed during 2020 due to increased demand at that time for our High Velocity Therapy technology for treatment of COVID-19 patients, as evidenced by year over year revenue growth of 161.4% from 2019 to 2020, and a 53.5% compounded annual revenue growth rate from 2019 to 2021. The COVID-19 pandemic contributed to this transformation in at least two primary ways: first, it resulted in increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, and generally, resulting in high global demand at that time for our technology and the concomitant rapid growth of our installed base. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s emergency department with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in the long-term in expanded use of our products to treat all forms of respiratory distress in a variety of settings.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom and Germany and through distributors in other select countries outside of those countries. In certain countries outside the United States, we currently offer our OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The OAM can be used with most versions of our Precision Flow system and the HVT 2.0 has been enabled for OAM use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in the United Kingdom and Germany and through distributors in Europe and the Middle East. We are in the process of seeking FDA approval to market the OAM in the United States, and are currently enrolling in an Investigational Device Exemption clinical study to support the regulatory filing. In addition, we employ field-based clinical educators who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of September 30, 2022, we have sold our High Velocity Therapy systems to over 2,400 hospitals across the United States, and in over 42 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

During the first half of 2022 and continuing through the third quarter of 2022, there was a significant slowdown in the number of patients worldwide needing acute respiratory interventions whether due to flu, RSV, COPD, CHF or COVID-19, resulting in lower than anticipated revenue as well as an unsustainable cost and inventory structure, even as our underlying post-COVID business continued to grow significantly relative to pre-COVID levels. Our revenues decreased to $48.1 million for the nine months ended September 30, 2022 from $91.0 million for the nine months ended September 30, 2021 primarily due to lower worldwide respiratory census and decreased demand in disposables from our customers, as the Delta related COVID surge in the third quarter of 2021 drove significant worldwide demand for our products at that time and did no repeat itself in the current year period. Revenue from single-use disposables represented approximately 67.0% and 56.7% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively, and decreased 37.5% on a year over year basis. For the nine months ended September 30, 2022 and 2021, we incurred net losses of $91.8 million and $41.2 million, respectively.

During the third quarter of 2022, we made a strategic decision to cease future commercial investment in our Vapotherm Access standalone remote patient monitoring reporting unit which includes, Vapotherm Access, formerly “HGE Healthcare Solutions, LLC” or “HGE,” and Pulmonary Care Innovations, PLLC d/b/a RespirCare. Vapotherm Access was originally acquired in late 2020 and we undertook the acquisition to expand our capabilities by providing a remote monitoring platform designed to empower respiratory patients with COPD, as well as payors and providers, to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. In mid-2021, we re-branded HGE as Vapotherm Access and launched “Vapotherm Access – Post Care” to hospitals, a program dedicated to reducing 30-day readmissions of recently discharged COPD patients. We also launched “Vapotherm Access – 365” to hospitals, providers and payors, extending the 30 days of post care to full year patient monitoring. As part of this initiative, we established a small direct sales force focused exclusively on Vapotherm Access – Post Care and Vapotherm Access – 365. In late 2021, we became affiliated with RespirCare, a leading pulmonology practice in Tulsa, Oklahoma, that provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma. The decision to cease future commercial investment came as we were unable to scale the Vapotherm Access platform due to leadership changes at Vapotherm Access, loss of key customers, low patient enrollment and continued operating losses. Although we are in the process of winding down these two businesses, we plan to redirect our digital strategy towards the development of a remote patient monitoring platform that will be integrated into our devices to continue our strategy to become the world’s preeminent complex lung disease and respiratory distress patient management company.

Also during the nine months ended September 30, 2022, our stock price declined significantly, and during the second quarter of 2022 we experienced leadership changes in our Vapotherm Access reporting unit and were notified of the non-renewal of certain Vapotherm Access customer relationships. As a result of these factors and uncertainty related to our ability to scale our standalone remote patient monitoring business given slower than expected Vapotherm Access patient enrollment, we recognized an impairment charge of $4.0 million to write off HGE customer relationships and developed technology and an impairment charge of $14.7 million to write off the goodwill of the Vapotherm Access reporting unit, in each case to their estimated fair value, during the second quarter of 2022. During the third quarter of 2022, in connection with the decision to cease future commercial investment in the Vapotherm Access reporting unit, we announced a reduction in force at Vapotherm Access and on August 29, 2022, PCI Management Group LLC, now known as Vapotherm Access Management Services LLC (“PCI”), provided RespirCare with a six-month without cause contract termination notice of its Master Service Agreement with the clinic. We and RespirCare’s physician shareholder are presently in negotiations to consensually shorten the six-month contractual notice period. As a result of these factors, we recognized an impairment charge of $2.1 million to write off Vapotherm Access and RespirCare long-lived assets to their estimated fair value, during the third quarter of 2022.

On September 27, 2022, we received notice from the New York Stock Exchange, Inc. (the “NYSE”) that we are not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. Such noncompliance of Section 802.01B of the NYSE Listed Company Manual is based on our average global market capitalization for the prior 30 trading-day period being below $50 million at the same time as our stockholders’ equity is less than $50 million. We intend to submit a plan to cure the deficiency by November 11, 2022 and return to compliance with the NYSE continued listing requirements by March 27, 2024 or earlier. No assurance can be provided, however, that the NYSE will accept our plan or that we will be able to regain compliance with the applicable NYSE listing standards or otherwise maintain compliance with the other NYSE listing standards.

As a result of our ongoing losses, we had an accumulated deficit of $468.6 million as of September 30, 2022 and incurred a net loss of $91.8 million and generated a cash flow deficit from operations of $69.3 million, both for the nine months ended September 30, 2022. We expect to continue to incur significant product development, regulatory, sales and marketing and other expenses. We have historically funded our cash flow deficits primarily through the issuance of equity securities and debt and sales of High Velocity Therapy systems and their associated disposables. We expect to continue to incur significant expenses, operating losses and cash flow deficits for the foreseeable future. As such, we have evaluated whether or not our cash, cash equivalents and restricted cash on hand and working capital would be sufficient to sustain our forecasted operating activities through November 2, 2023, as required by Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, we have considered our ability to reduce our cash flow deficits and are in the process of implementing the following steps to reduce our cash flow deficits:

•
Move substantially all of our production operations to Mexico to help reduce cost of labor and overhead;
•
Establish a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access government grant funding;
•
Materially defer or limit our spending on capital equipment;
•
Cease future commercial investments in the Vapotherm Access standalone patient monitoring reporting unit and wind down its current commercial operations;
•
Restructure our commercial organization;
•
Normalize the level of commission payouts to match current sales levels;
•
Reduce the use of external consultants and contract resources; and
•
Other steps to be determined in the future.

We believe our plans to reduce our cash flow deficits can be effectively implemented as all of the actions are within our control. Actions completed during the three and nine months ended September 30, 2022 under our restructuring plans and their impacts on our condensed consolidated financial statements are further described below and in Note 11 “Restructuring” of the notes to condensed consolidated financial statements in this report.

As of September 30, 2022, we had cash, cash equivalents and restricted cash of $29.8 million, working capital of $56.8 million and outstanding debt under our loan agreement of $100.0 million. Our loan agreement provides for interest-only payments through February 18, 2026. On September 30, 2022, we entered into an amendment which modified our minimum revenue covenant for the remainder of 2022 and added a $20 million minimum liquidity covenant (the “Liquidity Covenant”).

As of November 2, 2022, we expect our existing cash and cash equivalents will not be sufficient to remain in compliance with our Liquidity Covenant under our loan agreement through at least the next twelve months from the issuance of these condensed consolidated financial statements. Therefore, substantial doubt exists about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. To ensure adequate liquidity, we are presently evaluating various external debt and equity financing scenarios in light of the Liquidity Covenant, although no assurance can be provided that we will be able to complete any such financing. There is inherent uncertainty associated with fundraising activity and it is not within our complete control. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products and services. Any additional debt or equity financing that we raise may contain terms that are not favorable to us or our stockholders. See Note 1 “Description of Business” of the notes to condensed consolidated financial statements in this report.

In connection with the release of our first quarter 2022 financial results, we announced our “path to profitability” goals for the remainder of 2022 and 2023, which include:

•
Drive 20% revenue growth;
•
Improve our gross margins to 60%+;
•
Normalize our cost structure; and
•
Improve our financial flexibility.

As part of this strategy, we announced our plan to move substantially all of our manufacturing operations from New Hampshire to Mexico, and during second quarter of 2022, we immediately began delivering on key milestones, including entering into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA will manage our manufacturing operations in Mexico for products currently manufactured at our New Hampshire facility and we took steps to bring back our research and development operations in-house by terminating arrangements with third party research and development design firms. In the third quarter of 2022, through a subsidiary of TACNA, we entered into a lease agreement to lease property in Tijuana, México which will be used as our new manufacturing facility in Mexico and we began construction of improvements to the leased property to prepare the property for commencement of our manufacturing operations in late 2022 and into 2023. In addition, we established a subsidiary in Singapore, signed a letter of intent to lease research and development space, and onboarded a Singapore-based research and development team to bring research and development projects in-house to reduce the cost of external design firms and access government grant funding. We also took meaningful steps towards right sizing our commercial organization, including exiting Vapotherm Access and RespirCare and making reductions to our field teams in the United States and internationally. Presently, we are working on several initiates to drive down our inventory balance and increase our turnover of inventory, which we expect will return approximately $20 million of cash to our consolidated balance sheet, however, the exact timing of the conversion of inventory into cash is not easy to predict.

Despite our near-term challenges, we still believe our anticipated long-term growth will be driven by the following strengths:

•
Disruptive High Velocity Therapy technology supported by a compelling body of clinical and economic evidence;
•
Expanded FDA indications we received for our next generation HVT 2.0 platform, enabling use in multiple settings of care, and anticipated higher average selling prices as a result;
•
Deep expertise in the area of closed loop control, the first example of which is our OAM, machine learning based respiratory technology;
•
New FDA clearances and/or approvals for our product pipeline, including the OAM;
•
A recurring revenue model with historically high visibility on our disposables utilization across a robust global installed base;
•
An expanding digital and clinical footprint we expect will accelerate our strategy to become the world’s preeminent complex lung disease and respiratory distress patient management company;
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

Despite our current cost savings initiatives, we expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average sale prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. During the second and third quarters of 2022, we leveraged the decreased respiratory censuses in hospitals to give our sales force full access to our customers and execute on our One Hospital One Day, or 1H1D, strategy. Through 1H1D, we educate our customers on the full capabilities of our technology to help patients through all four care areas of their hospital that we serve today, regardless of whether patients are hypoxic or hypercapnic. We believe our 1H1D strategy will allow us to return our disposable utilization, or turn, rates to their pre-COVID historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We also plan to extend our 1H1D strategy in 2023 to increase awareness of the efficacy of our devices in addressing the respiratory distress associated with shock. We continue to focus on our long-term product roadmap which will introduce additional high growth products to our respiratory care offerings. While these and other actions put pressure on our margins and adversely affected our financial results during the first nine months of 2022 and will continue to put pressure on our gross margins during the rest of 2022, we anticipate long-term benefits of these past and anticipated future actions. Because of these and other factors, we expect to continue to incur net losses for the next several years and are evaluating additional funding, which may include equity and debt financings.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net revenue	$13,545	$38,115	$48,138	$91,048
Cost of revenue	11,682	19,291	36,018	45,649
Gross profit	1,863	18,824	12,120	45,399
Operating expenses
Research and development	4,382	3,979	16,241	13,466
Sales and marketing	11,460	20,465	36,615	47,169
General and administrative	6,477	7,262	20,754	23,948
Impairment of goodwill	-	-	14,701	-
Impairment of long-lived and intangible assets	2,139	-	6,175	-
Loss on disposal of property and equipment	321	-	321	-
Total operating expenses	24,779	31,706	94,807	84,583
Loss from operations	(22,916)	(12,882)	(82,687)	(39,184)
Other expense, net	(3,293)	(684)	(9,061)	(2,056)
Net loss before income taxes	(26,209)	(13,566)	(91,748)	(41,240)
(Benefit) provision for income taxes	(8)	-	74	-
Net loss	$(26,201)	$(13,566)	$(91,822)	$(41,240)

Revenue

	Three Months Ended September 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$1,393	10.3%	$13,331	35.0%	$(11,938)	(89.6)%
Disposables	9,463	69.9%	21,674	56.9%	(12,211)	(56.3)%
Subtotal product revenue	10,856	80.2%	35,005	91.9%	(24,149)	(69.0)%
Lease revenue
Capital equipment	$165	1.2%	$1,294	3.4%	$(1,129)	(87.2)%
Other	435	3.2%	488	1.3%	(53)	(10.9)%
Service and other revenue	2,089	15.4%	1,328	3.4%	761	57.3%
Total net revenue	$13,545	100.0%	$38,115	100.0%	$(24,570)	(64.5)%

Net revenue decreased $24.6 million, or 64.5%, to $13.5 million for the third quarter of 2022 compared to $38.1 million for the third quarter of 2021. The decrease in net revenue was primarily attributable to decreases of $12.2 million, $11.9 million and $1.1 million in disposables, capital equipment and capital equipment lease revenues, respectively, partially offset by a $0.8 million increase in service and other revenues. Disposables and capital equipment revenues decreased 56.3% and 89.6%, respectively, in the third quarter of 2022 primarily due to lower sales volume and decreased sales of our High Velocity Therapy units, respectively. The revenues generated in the third quarter of 2022 were lower as the Delta related COVID surge in the third quarter of 2021 drove significant worldwide demand for our products at that time and did not repeat itself in the current year period. Capital equipment lease revenue decreased 87.2% in the third quarter of 2022 due to a decrease in rental arrangements. The increase in service and other revenue in the third quarter of 2022 was primarily the result of Vapotherm Access revenue due to the PCI acquisition in the fourth quarter of 2021.

Net revenue information by geography is summarized as follows:

	Three Months Ended September 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$11,063	81.7%	$32,950	86.4%	$(21,887)	(66.4)%
International	2,482	18.3%	5,165	13.6%	(2,683)	(51.9)%
Total net revenue	$13,545	100.0%	$38,115	100.0%	$(24,570)	(64.5)%

Net revenue generated in the United States decreased $21.9 million, or 66.4%, to $11.1 million for the third quarter of 2022, compared to $33.0 million for the third quarter of 2021. Net revenue generated in our International markets decreased $2.7 million, or 51.9%, to $2.5 million for the third quarter of 2022, compared to $5.2 million for the third quarter of 2021. The decrease in net revenue in the United States and International markets was primarily due to the Delta related COVID surge in the third quarter of 2021, which drove significant worldwide demand for our products at that time and did not repeat itself in the current year period.

	Nine Months Ended September 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$6,569	13.6%	$29,519	32.4%	$(22,950)	(77.7)%
Disposables	32,255	67.0%	51,624	56.7%	(19,369)	(37.5)%
Subtotal product revenue	38,824	80.6%	81,143	89.1%	(42,319)	(52.2)%
Lease revenue
Capital equipment	705	1.5%	3,601	4.0%	(2,896)	(80.4)%
Other	1,337	2.8%	1,619	1.8%	(282)	(17.4)%
Service and other revenue	7,272	15.1%	4,685	5.1%	2,587	55.2%
Total net revenue	$48,138	100.0%	$91,048	100.0%	$(42,910)	(47.1)%

Net revenue decreased $42.9 million, or 47.1%, to $48.1 million for the first nine months of 2022 compared to $91.0 million for the first nine months of 2021. The decrease in net revenue was primarily attributable to decreases of $23.0 million, $19.4 million and $2.9 million in capital equipment, disposables and capital equipment lease revenues, respectively, partially offset by a $2.6 million increase in service and other revenues. Capital equipment and disposables revenues decreased 77.7% and 37.5%, respectively, in the first nine months of 2022 primarily due to surges of the COVID pandemic in the first nine months of 2021, which drove significant increases in the worldwide installed base of High Velocity Therapy units and disposables volume at that time, that did not repeat itself in the current year period. Capital equipment lease revenue decreased 80.4% in the first nine months of 2022 due to a decrease in rental arrangements. The increase in service and other revenue in the first nine months of 2022 was due to the PCI acquisition in the fourth quarter of 2021.

	Nine Months Ended September 30,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$37,060	77.0%	$66,349	72.9%	$(29,289)	(44.1)%
International	11,078	23.0%	24,699	27.1%	(13,621)	(55.1)%
Total net revenue	$48,138	100.0%	$91,048	100.0%	$(42,910)	(47.1)%

Net revenue generated in the United States decreased $29.3 million, or 44.1%, to $37.1 million for the first nine months of 2022, compared to $66.3 million for the first nine months of 2021. Net revenue generated in our International markets decreased $13.6 million, or 55.1%, to $11.1 million for the first nine months of 2022, compared to $24.7 million for the first nine months of 2021. The decrease in net revenue in the United States was primarily due to a decrease in volume of sales of capital equipment and a decrease in the number of disposables sold due to lower demand in the first nine months of 2022 compared to the first nine months of 2021. The decrease in international net revenue was primarily driven by a decrease in volume of sales of capital equipment and a decrease in the number of disposables sold in the first nine months of 2022, compared to the first nine months of 2021.

Cost of Revenue and Gross Profit

Cost of revenue decreased $7.6 million, or 39.4%, to $11.7 million in the third quarter of 2022 compared to $19.3 million in the third quarter of 2021. Cost of revenue decreased $9.6 million, or 21.1%, to $36.0 million in the first nine months of 2022 compared to $45.6 million in the first nine months of 2021. The decrease for both comparison periods was primarily due to lower materials and labor costs due to a decrease in sales volumes of our disposables and capital equipment, partially offset by an increase in our reserves for excess and obsolete inventory.

Gross profit as a percent of revenue decreased to 13.8% in the third quarter of 2022 compared to 49.4% in the third quarter of 2021. Gross profit as a percent of revenue decreased to 25.2% in the first nine months of 2022 compared to 49.9% in the first nine months of 2021. Gross profit as a percent of revenue for both comparison periods was negatively impacted by increased reserves for excess and obsolete inventory, lower revenue and production levels and increased termination costs.

Research and Development Expenses

Research and development expenses increased $0.4 million, or 10.1%, to $4.4 million in the third quarter of 2022 compared to $4.0 million in the third quarter of 2021. As a percentage of revenue, research and development expenses increased to 32.4% in the third quarter of 2022 compared to 10.4% in the third quarter of 2021.

Research and development expenses increased $2.8 million, or 20.6%, to $16.2 million in the first nine months of 2022 compared to $13.5 million in the first nine months of 2021. As a percentage of revenue, research and development expenses increased to 33.7% in the first nine months of 2022 compared to 14.8% in the first nine months of 2021.

The increase in research and development expenses for both comparison periods was primarily due to increases in termination costs, employee-related expenses, production development costs associated with the development of our future generation High Velocity Therapy systems, and stock-based compensation, partially offset by decreased patent-related costs, prototype, and tooling costs. The increase in research and development expenses as a percentage of revenue for both comparison periods was primarily due to a decrease in revenues in the third quarter and first nine months of 2022 compared to the same periods in 2021.

Sales and Marketing Expenses

Sales and marketing expenses decreased $9.0 million, or 44.0%, to $11.5 million in the third quarter of 2022 compared to $20.5 million in the third quarter of 2021. As a percentage of revenue, sales and marketing expenses increased to 84.6% in the third quarter of 2022 compared to 53.7% in the third quarter of 2021.

Sales and marketing expenses decreased $10.6 million, or 22.4%, to $36.6 million in the first nine months of 2022 compared to $47.2 million in the first nine months of 2021. As a percentage of revenue, sales and marketing expenses increased to 76.1% in the first nine months of 2022 compared to 51.8% in the first nine months of 2021.

The decrease in sales and marketing expenses for both comparison periods was primarily due to decreased sales commission expenses, employee-related expenses and stock-based compensation, partially offset by increased termination costs and travel expenses. The increase in sales and marketing expenses as a percentage of revenue for both comparison periods was primarily due to a decrease in revenues in the third quarter and first nine months of 2022 compared to the same periods in 2021.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million, or 10.8%, to $6.5 million in the third quarter of 2022 compared to $7.3 million in the third quarter of 2021. As a percentage of revenue, general and administrative expenses increased to 47.8% in the third quarter of 2022 compared to 19.1% in the third quarter of 2021.

General and administrative expenses decreased $3.2 million, or 13.3%, to $20.8 million in the first nine months of 2022 compared to $23.9 million in the first nine months of 2021. As a percentage of revenue, general and administrative expenses increased to 43.1% in the first nine months of 2022 compared to 26.3% in the first nine months of 2021.

The decrease in general and administrative expenses for both comparison periods was primarily due to favorable changes in value of contingent consideration and decreased legal and consulting expenses, partially offset by higher employee-related expenses, including termination costs, and stock-based compensation. The increase in general and administrative expenses as a percentage of revenue for both comparison periods was primarily due to a decrease in revenues in the third quarter and first nine months of 2022 compared to the same periods in 2021.

Impairment of Goodwill

We recorded a goodwill impairment charge of $14.7 million related to the write off of goodwill of the Vapotherm Access reporting unit to its estimated fair value during the first nine months of 2022. There were no goodwill impairment charges recorded for the third quarter of 2022 or 2021, or the first nine months of 2021.

Impairment of Long-Lived and Intangible Assets

We recorded a long-lived and intangible asset impairment charge of $2.1 million during the third quarter of 2022, related to the write off of Vapotherm Access and RespirCare property and equipment and operating lease right-of-use assets no longer deemed to be recoverable. There were no long-lived asset impairment charges recorded in the third quarter of 2021.

Impairment of long-lived and intangible assets totaled $6.2 million for the first nine months of 2022. The impairment charges included those discussed in the preceding paragraph and a long-lived and intangible asset impairment charge of $4.0 million related to the write off of HGE customer relationships and developed technology intangible assets no longer deemed to be recoverable during the second quarter of 2022. There were no long-lived and intangible asset impairment charges recorded in the first nine months 2021.

Loss on Disposal of Property and Equipment

We recorded a loss on disposal of certain property and equipment of $0.3 million during the third quarter and first nine months of 2022. There was no such loss recorded during the third quarter or first nine months of 2021.

Other Expense, Net

Other expense, net increased $2.6 million, or 381.4%, to $3.3 million in the third quarter of 2022 compared to $0.7 million in the third quarter of 2021. Other expense, net increased $7.0 million, or 340.7%, to $9.1 million in the first nine months of 2022 compared to $2.1 million in the first nine months of 2021. The increase in other expense, net for both comparison periods was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during the current year periods compared to the same periods in 2021. The increase in the first nine months of 2022 was also attributable to the first quarter 2022 extinguishment of our debt under our prior financing arrangement.

Provision for Income Taxes

The benefit for income taxes for the third quarter of 2022 totaled less than $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. The provision for income taxes for the first nine months of 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income. There were no such provisions or benefits recorded during the third quarter or first nine months of 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and restricted cash of $29.8 million, working capital of $56.8 million and an accumulated deficit of $468.6 million. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $57.3 million, working capital of $66.6 million and an accumulated deficit of $376.7 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities.

As we continue to incur losses and cash flow deficits, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure and reducing our cash operating expenses and capital expenditures to pre-COVID levels. Based on our current forecasts of annual cash flow deficits, there is substantial doubt about our ability to continue as a going concern and our ability to meet our capital requirements for at least the next 12 months from the filing of this report. To ensure adequate liquidity, we are presently evaluating various external debt and equity financing scenarios and believe we will be able to complete a financing in the fourth quarter of 2022 to remain in compliance with the Liquidity Covenant, although no assurance can be provided that we will do so. There is inherent uncertainty associated with fundraising activity and it is not in our complete control. If we raise additional funds by issuing equity securities, our stockholders would experience dilution and additional debt financing may involve covenants restricting our operations or our ability to incur additional debt. Any additional debt or equity financing that we raise may contain sub-optimal terms. If we are unable to obtain additional financing on reasonably acceptable terms, there could be material adverse effects on our business and call into question our ability to continue as a going concern.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(69,265)	$(39,222)
Investing activities	(8,266)	(4,814)
Financing activities	50,167	(907)
Effect of exchange rate on cash, cash equivalents and restricted cash	(142)	(5)
Net decrease in cash, cash equivalents and restricted cash	$(27,506)	$(44,948)

Operating Activities

The net cash used in operating activities was $69.3 million in the first nine months of 2022 and consisted primarily of a net loss of $91.8 million and an increase in net operating assets of $13.5 million, partially offset by $36.0 million in non-cash charges. Non-cash charges for the first nine months of 2022 consisted primarily of impairment of goodwill, stock-based compensation expense, impairment of long-lived assets, depreciation and amortization expense, and a provision for inventory valuation, partially offset by a favorable change in fair value of contingent consideration.

The net cash used in operating activities was $39.2 million in the first nine months of 2021 and consisted primarily of a net loss of $41.2 million and an increase in net operating assets of $10.3 million, partially offset by $12.3 million in non-cash charges. Non-cash charges for the first nine months of 2021 consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first nine months of 2022 and 2021 consisted of purchases of property and equipment of $8.3 million and $4.8 million, respectively.

Financing Activities

Net cash provided by financing activities was $50.2 million in the first nine months of 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, proceeds received from the exercise of stock options of $0.1 million and proceeds from common stock issuances in connections with our ESPP of $0.1 million, partially offset by payments of debt issuance costs of $1.6 million, debt extinguishment costs of $0.8 million and contingent consideration payments of $0.1 million.

Net cash used in financing activities was $0.9 million in the first nine months of 2021 and consisted primarily of repayments on our revolving loan facility of $3.2 million, partially offset by proceeds received from the exercise of stock options of $1.4 million and proceeds from common stock issuances in connection with our ESPP of $0.9 million.

Credit Facilities

On February 18, 2022 (the “Effective Date”), we entered into the SLR Loan Agreement with SLR which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to us on the Effective Date. In connection with this draw down, we granted SLR warrants to purchase 107,373 shares of our common stock. The warrants had an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to us upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of SLR Term A Loan Facility were used to repay all indebtedness under our prior loan agreement, as described below.

On August 1, 2022, we entered into an Amendment No. 1 to the SLR Loan Agreement (the “First Amendment”) with SLR. Pursuant to the First Amendment, we were provided with a one-month extension of our covenant-free period through August 31, 2022.

On September 30, 2022, we entered into an Amendment No. 2 to the SLR Loan Agreement (the “Second Amendment,” together with the SLR Loan Agreement, as amended, the “Amended SLR Loan Agreement”), with SLR. Pursuant to the Second Amendment, our minimum net product revenue covenant was modified for the remainder of 2022, a minimum liquidity covenant of $20.0 million (the “Liquidity Covenant”) was added, the London Interbank Offered Rate was replaced with the Secured Overnight Financing Rate (the “SOFR”), the exit fee was increased from 6.95% to 7.45% of the aggregate principal amount of the Amended SLR Loan Agreement, and the SLR Term B Loan Facility and related facility fee were eliminated. Concurrently with the closing of the Second Amendment, we amended and restated SLR’s warrants to purchase 107,373 shares of our common stock to reset the exercise price to $1.63 per share.

Pursuant to the Amended SLR Loan Agreement, advances under the Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) 8.30%. At September 30, 2022, the interest rate was 11.44%. The outstanding balance was $100.0 million at September 30, 2022. The Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, payments on the Amended SLR Loan Agreement will be due monthly in 12 equal installments; provided that we shall have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Amended SLR Loan Agreement. The Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, we will be required to make a payment of 7.45% of the aggregate principal amount of the Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Amended SLR Loan Agreement. The Amended SLR Loan Agreement is secured by a lien on substantially all of our assets, including intellectual property.

The Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of September 30, 2022, we were in compliance with all covenants under the Amended SLR Loan Agreement.

The events of default under the Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Amended SLR Loan Agreement or other loan documents, (2) our breach or default in the performance of any covenant under the Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Amended SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of September 30, 2022. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Amended SLR Loan Agreement, subject to customary restrictions.

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

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. We did not sell any shares of our common stock during the nine months ended September 30, 2022 or 2021. The ATM Agreement will remain in full force and effect until terminated by either party pursuant to the terms of the agreement or such date that the maximum offering amount has been sold in accordance with the terms of the agreement. As of September 30, 2022, there was approximately $39.8 million in remaining capacity under this program.

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

During the quarter ended June 30, 2022, a substantial decline in our stock price and actual and forecasted revenues, and other factors such as leadership changes in the Vapotherm Access reporting unit, represented indicators of impairment which triggered an interim impairment assessment. As a result, during the nine months ended September 30, 2022, we recognized an impairment charge of $14.7 million to write off the goodwill of the Vapotherm Access reporting unit to its estimated fair value. There was no impairment of goodwill during the three months ended September 30, 2022 or 2021, or nine months ended September 30, 2021.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our SLR Facilities and interest rates associated with our invested cash balances. Borrowings under our SLR Facilities bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% and (ii) the one month Secured Overnight Financing Rate (the “SOFR Rate”), plus (b) 8.30%. At September 30, 2022, the interest rate was 11.44%. As of September 30, 2022, borrowings under our SLR Facilities totaled $100.0 million. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.0 million impact on our interest expense on an annual basis.

On September 30, 2022, we had cash invested in money market deposits of $13.0 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar and the British pound sterling, and to a lesser extent, the euro, Mexican peso, and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and to a lesser extent, the euro, Mexican peso, and the Singapore dollar. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.8% and 2.9% of consolidated net revenues for the three months ended September 30, 2022 and 2021, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9% and 2.9% of consolidated net revenues for the nine months ended September 30, 2022 and 2021, respectively. Total assets denominated in both the British pound sterling and the euro represented approximately 2.5% and 1.8% of our total assets at September 30, 2022 and December 31, 2021, respectively. There were no material assets denominated in the Mexican peso or the Singapore dollar at September 30, 2022 or December 31, 2021. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the three and nine months ended September 30, 2022, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue for the remainder of 2022. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our plan to move substantially all manufacturing operations from New Hampshire to Mexico involves significant risks which, if not mitigated, could have a material adverse effect on our business and operations.

We are in the process of relocating substantially all of our manufacturing operations from our present leased manufacturing facility in New Hampshire to a leased manufacturing facility in Mexico pursuant to our Manufacturing Service Agreement with TACNA Services, Inc. (“TACNA”), under which TACNA will provide a shared Mexican corporation through which the assembly and manufacture of our products will take place in Mexico. Baja Fur, S.A. de C.V., a subsidiary of TACNA, entered into a lease agreement with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V., for a property in Tijuana, México, to be used as our manufacturing facility in Mexico. Relocating our manufacturing operations to Mexico involves significant risks, including:

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

As previously disclosed on October 3, 2022, we received written notice from the NYSE that we do not satisfy the listing requirements. In order to avoid delisting, we have 45 days from the receipt of the notice to submit a plan to bring the company into conformity with continued listed standards within 18 months of receipt of the notice. If the plan is not submitted on a timely basis or is not accepted by the NYSE, the NYSE could initiate delisting proceedings.

We may fail to satisfy the required steps and, consequently, fail to maintain the listing of our common stock on the NYSE. Any suspension of trading or delisting of our common stock from the NYSE would reduce liquidity in our common stock and may result in a decline in the market price of our common stock. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be impaired.

Our amended loan agreement added a $20 million minimum liquidity covenant we may be unable to satisfy without an additional capital infusion. If we are unable to satisfy the requirements of our amended loan agreement, including the minimum liquidity covenant, and our lender declares a default, or if we are otherwise unable to satisfy our debts as they come due, our ability to continue as a going concern could be severely jeopardized.

As previously disclosed, on February 18, 2022, we entered into a Loan and Security Agreement with SLR Investment Corporation which provided for a term A loan facility of $100.0 million and a term B loan facility of $25.0 million (the “SLR Facility”). On September 30, 2022, we entered into Amendment No. 2 to the SLR Facility which, among other things, eliminated the $25 million term loan B availability and added a $20 million minimum liquidity covenant. Despite the resurgence of seasonal respiratory illness which began late in the third quarter of 2022 and is continuing, our near term revenues may be inadequate to satisfy the new minimum liquidity covenant. We are currently exploring debt and equity financing alternatives to ensure adequate liquidity. However, there can be no assurance our financing efforts will be successful, or that the Company will not be forced to accept sub-optimal terms. A failure to obtain additional financing on reasonably acceptable terms could have a material adverse effect on our business and call into question our ability to continue as a going concern.

We may encounter unplanned claims or expenses associated with our exit from the Vapotherm Access standalone remote patient monitoring reporting unit which, individually or in the aggregate, could be material. A material amount of unplanned claims or expenses could have a material adverse effect on our business.

We completed our exit from the Vapotherm Access standalone remote patient monitoring business on October 31, 2022. Despite our belief we identified and properly accounted for the costs of this exit in all material respects, it is possible unplanned claims and expenses could arise. If unplanned costs and expenses arise which, individually or in the aggregate, are material, this could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 5. OTHER INFORMATION

On October 31, 2022, Vapotherm, Inc. substantially completed the abandonment of its Vapotherm Access standalone remote patient monitoring business, which constitutes a “disposition” of a “significant amount” of its assets within the meaning of Item 2.01 of Form 8-K. Restructuring charges expected to be incurred in connection with this action, including an estimate of the total range of amounts expected to be incurred, the estimated range of amounts for each major type of cost associated with the course of action and the estimated amounts that will result in future cash expenditures, are disclosed in Note 11 “Restructuring” to the condensed consolidated financial statements in this report, which is incorporated herein by reference. Pro forma financial information reflecting the disposition of Vapotherm Access is omitted since it is not required under Rule 8-05 of SEC Regulation S-X.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Lease Agreement, dated June 17, 2022, by and among Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. and Baja Fur, S.A. de C.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.2

Absolute Unconditional Corporate Guaranty Agreement, dated June 24, 2022, by Vapotherm, Inc. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.3

Amendment No. 1 to Loan and Security Agreement dated as of August 1, 2022 among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-38740) and incorporated herein by reference)

10.4

Amendment No. 2 to Loan and Security Agreement, dated as of September 30, 2022, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2022 (File No. 001-38740) and incorporated herein by reference

10.5

Form of Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2022, issued by Vapotherm, Inc. in Connection with Credit Facility (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2022 (File No. 001-38740) and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

November 2, 2022	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

November 2, 2022	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer