Form 10-K
period 2022-12-31
VAPOTHERM INC
filed 2023-02-23
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022, was $61.1 million.

The number of shares of registrant’s Common Stock outstanding as of February 17, 2023, was 46,192,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to occur on June 20, 2023, are incorporated by reference into Part III of this report.

We use “Vapotherm,” “High Velocity Therapy,” “HVT,” “HVT 2.0,” “Precision Flow,” “Hi-VNI,” “OAM,” “HGE,” “Vapotherm UK,” “Vapotherm Access,” and other marks as trademarks in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” and the negative of these terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words and the use of future dates. Forward-looking statements include, but are not limited to, statements concerning:

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
•
our plan to successfully transition substantially all manufacturing operations from New Hampshire to Mexico, the anticipated favorable effect thereof on our gross margins and costs and risks in connection therewith and risks associated with operations in Mexico;
•
the success of our current “path to profitability” goals for 2023, our One Hospital One Day, or 1H1D, strategy, and our ability to return to historical disposable utilization or turn rates, increase our inventory turnover and reduce our inventory levels;
•
the impact of COVID-19 and labor and hospital staffing shortages on our business and operating results;
•
our ability to accurately forecast customer demand for our products, adjust our production capacity if necessary and manage our inventory, particularly in light of COVID-19, current global supply chain disruptions, the effect of inflation, rising interest rates and other recessionary indicators;
•
our ability to manage and maintain our direct sales and marketing organizations in the United States, the United Kingdom, Germany, Belgium and Spain and any other jurisdictions in which we elect to pursue a direct sales model, and to market and sell our High Velocity Therapy systems globally and to market and sell our Oxygen Assist Module in the United States and throughout the world;
•
our ability to hire and retain our senior management and other highly qualified personnel;
•
our ability to comply with the terms and covenants of our amended credit facility;
•
our need for additional financing in the future despite our recent private placement;
•
the volatility of the trading price of our common stock and our ability to maintain our listing on the New York Stock Exchange (the “NYSE”), including regaining compliance with the continued listing standards set forth in 802.01B of the NYSE Listed Company Manual;
•
our ability to commercialize or obtain regulatory approvals for our products, the timing or likelihood of regulatory filings and approvals, or the effect of delays in commercializing or obtaining regulatory approvals;
•
U.S. Food and Drug Administration (“FDA”) or other United States or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;
•
our ability to establish, maintain, and use our intellectual property to protect our High Velocity Therapy technology, Oxygen Assist Module, and digital solutions, and to prevent infringement of our intellectual property and avoid third party infringement claims; and

ii

•
our expectations about market trends and their anticipated effect on our business and operating results.

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

iii

PART I

Item 1. Business.

Overview

We are a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19 or other systemic conditions. Our mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. Our device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although we recently decided to exit our standalone remote patient monitoring business, we are using the underlying technology to develop digital capabilities for our devices. While these device and digital solutions function independently, we believe leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, including the home. As of December 31, 2022, more than 3.8 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 36,700 units, an increase of 4.4% compared to December 31, 2021.

The COVID-19 pandemic transformed our business significantly and contributed in at least two primary ways: first, it resulted in increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, and generally, resulting in high global demand for our technology and the concomitant rapid growth of our installed base. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s emergency department (“ED”) with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in expanded use of our products to treat all forms of respiratory distress, including Type 1 and Type 2 respiratory distress, in a variety of settings.

Patients with both Type 1 and Type 2 respiratory distress can have severe difficulty breathing and inability to sustain sufficient oxygen levels or remove retained carbon dioxide in their lungs and airways. These patients often require immediate respiratory support ranging from supplemental oxygen therapy for mild cases to invasive mechanical ventilators for severe cases. Many of these patients are initially treated in the emergency department. Patients who cannot be adequately stabilized are often transferred to the intensive care unit, or ICU, a high cost and capacity-constrained setting in the hospital. An independent third-party study published in the August 2020 issue of the Journal of the American Medical Association Network determined that the average cost for a stay in the ICU in the United States was $21,547 per week. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced.

Our High Velocity Therapy technology is also useful in the treatment of patients with Type 4 respiratory failure, or shock. Early symptoms of shock include increased respiratory rate and increased work of breathing. High Velocity Therapy technology reduces the work of breathing by both increasing oxygen delivery and reducing oxygen consumption and can be applied at the first signs of increased work of breathing. This represents an expanded application for our High Velocity Therapy technology and unlike COVID-19, influenza, respiratory syncytial virus, is not sensitive to seasonality and has an approximate 2.7 million annual patient population in the United States.

The market for the treatment of respiratory distress is large and growing. Based on industry sources, we estimate that in the acute hospital setting, there are over 12 million patients who suffer from respiratory distress each year in the United States and select international markets that could benefit from our High Velocity Therapy technology. In connection with our initial public offering in 2018, we estimated our worldwide annual total addressable market (“TAM”) for our High Velocity Therapy technology at $1.5 billion. In 2021, we updated our TAM opportunity to reflect growth in the number of patients suffering from respiratory distress, the introductions of our new HVT 2.0 platform and OAM, and expanded use of our products in the home, including digital solutions, and during EMS transport. As a result, we believe the annual total addressable global market for our High Velocity Therapy technology now exceeds $8.3 billion. We believe that growing prevalence of COPD and the increasing neonatal and pediatric disease severity will lead to an increase in the size of our total addressable market in the future.

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

In contrast to NiPPV, our High Velocity Therapy technology delivers heated, humidified and oxygenated air at a high velocity to patients through a comfortable small-bore nasal interface to help reduce the work of breathing. Our Precision Flow systems, are clinically validated alternatives to NiPPV for spontaneously breathing patients, and we believe they also provide the following primary benefits for the patient, the clinician and the hospital:

•
meaningful improvement in patient comfort and compliance;
•
facilitation of patient admissions to lower intensity, lower cost and less capacity-constrained care settings;
•
reduced risk of pressure ventilation related side effects; and
•
clinician workflow benefits, including easier administration and reduced patient monitoring.

A compelling body of clinical data supports the efficacy and benefits of High Velocity Therapy technology for respiratory distress. In 2018, the FDA, granted our de novo request for an expanded indication for the Precision Flow Hi-VNI system, which incorporates our High Velocity Therapy technology. The expanded indication was based on compelling clinical evidence and currently identifies this system as a high velocity nasal insufflation device that provides ventilatory support to spontaneously breathing patients suffering from respiratory distress in a hospital setting. The FDA also created a new classification, known as QAV, under which Vapotherm Precision Flow was the first product listed. We believe this expanded QAV indication, which encompasses actual ventilatory support in the indicated circumstances, clinically differentiates our system from other “high flow” systems, which are not indicated for the provision of ventilatory support and validates High Velocity Therapy as an attractive alternative to NiPPV. The QAV designation for our next generation HVT 2.0 platform was

FDA cleared in December 2022. Our goal is for our High Velocity Therapy products to become the standard of care for the treatment of respiratory distress in the hospital, in the home, and during EMS transport.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In certain countries outside the United States, we currently offer our OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The OAM can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in the United Kingdom, Germany, Belgium and Spain and through distributors in Europe and the Middle East. We are in the process of seeking FDA approval to market the OAM in the United States, and are currently enrolling in an Investigational Device Exemption clinical study to support the regulatory filing. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the ED and adult, pediatric and neonatal ICUs. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2022, we have sold our High Velocity Therapy systems to over 2,400 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In the beginning of the year ended December 31, 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. This resulted in lower than anticipated revenue as well as an unsustainable cost and inventory structure in our business. Our revenues decreased to $66.8 million for the year ended December 31, 2022 from $113.3 million for the year ended December 31, 2021 primarily due to lower hospitalizations from COVID-19 and decreased demand in disposables from our customers, as the Delta-related COVID-19 surge in the last half of 2021 drove significant worldwide demand for our products at that time and did not repeat itself during 2022. Revenue from single-use disposables represented approximately 69.4% and 58.8% of our total revenues for the years ended December 31, 2022 and 2021, respectively, and decreased 30.4% on a year over year basis. For the years ended December 31, 2022 and 2021, we incurred net losses of $113.3 million and $59.8 million, respectively.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, we have considered our ability to reduce our cash flow deficits. In connection with the release of our first quarter 2022 financial results, we announced our long-term “path to profitability” goals, which include:

•
Drive 20% revenue growth;
•
Improve our gross margins to 60%+;
•
Normalize our cost structure; and
•
Improve our financial flexibility.

As part of this strategy, we announced our plan to move substantially all of our manufacturing operations from New Hampshire to Mexico. During the year ended December 31, 2022, we immediately began delivering on key milestones, including entering into a lease agreement for our new manufacturing facility in Tijuana, Mexico, completing construction of leasehold improvements, and relocating our manufacturing machinery and equipment from New Hampshire to Mexico to prepare for commencement of our manufacturing operations in early 2023. In addition, during 2022, we established a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access local government grant funding. We also took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access standalone remote patient monitoring reporting unit and making reductions to our field teams in the United States and internationally. Actions completed during the year ended December 31, 2022 under our restructuring plans and their impacts on our consolidated financial statements are further described below and in Note 12 “Restructuring” to our consolidated financial statements included in this Annual Report on Form 10-K.

In August 2022, we made a strategic decision to cease future commercial investment in our Vapotherm Access standalone remote patient monitoring reporting unit, which included Vapotherm Access, formerly “HGE Healthcare Solutions, LLC” or “HGE,” and Pulmonary Care Innovations, PLLC d/b/a RespirCare. We undertook the Vapotherm Access acquisition in late 2020 to expand our capabilities by providing a remote monitoring platform designed to empower respiratory patients with COPD, as well as payors and providers, to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. In mid-2021, we re-branded HGE as Vapotherm Access and launched “Vapotherm Access – Post Care” and “Vapotherm Access – 365” to hospitals, providers and payors to reduce readmissions of recently discharged COPD patients. In late 2021, we became affiliated with RespirCare, a leading pulmonology practice in Tulsa, Oklahoma, that provided in-person and virtual care to COPD and other respiratory distress patients in Oklahoma. The decision to cease future commercial investment came as we were unable to scale the Vapotherm Access platform due to leadership changes at Vapotherm Access, loss of key customers, low patient enrollment and continued operating losses. In connection with this decision, we announced a reduction in force at Vapotherm Access and on August 29, 2022, PCI Management Group LLC, now known as Vapotherm Access Management Services LLC (“PCI”), provided RespirCare with a six-month without cause contract termination notice of its Master Service Agreement (“MSA”) with the clinic. The termination notice was subsequently amended and the MSA terminated effective October 31, 2022, resulting in the deconsolidation of RespirCare from our consolidated financial statements included in this Annual Report on Form 10-K. Although we have ceased future investments in these two businesses, we have redirected our digital strategy towards the development of a remote patient monitoring platform that will be integrated into our devices.

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
•
Dedicated respiratory sales forces in the United States, the United Kingdom, Germany, Belgium and Spain, which we expect to extend to other growing international markets;
•
Experienced international distributors;
•
A comprehensive approach to market development with established clinical and digital marketing teams;
•
A robust and growing intellectual property portfolio; and
•
An experienced senior management team and board members with deep industry practice.

Overview of High Velocity Therapy Technology

High Velocity Therapy technology delivers heated, humidified and oxygenated air at a high velocity through a small-bore nasal interface to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy systems, which use High Velocity Therapy technology, can treat nearly all patients in respiratory distress who would not otherwise require mechanical ventilation, regardless of whether they are in need of an oxygen-based therapy or NiPPV. There is a subset of patients who will require NiPPV that we might otherwise have been able to treat, but for their absence of a respiratory drive, or the inability to breathe on their own.

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

High Velocity Therapy Mechanism of Action

The key to High Velocity Therapy technology is the ability to deliver conditioned breathing gases to patients in respiratory distress at a sufficient velocity to flush out the anatomical dead space between breaths when the patient’s respiratory rate is elevated. As patients inhale this properly humidified, oxygen rich and carbon dioxide depleted medical gas, the work of breathing is reduced. Similar to the effect seen with water flowing from a garden hose, narrowing of the opening leads to dramatic increases in water velocity and turbulent kinetic energy exiting the hose or, in the case of High Velocity Therapy technology, air exiting the cannula. The High Velocity Therapy systems’ high-velocity delivery of breathing gases through a small-bore adult cannula results in an approximately four-fold increase in velocity as compared to the same flow from the large-bore adult cannula of conventional heated humidified high flow oxygen devices. This increased velocity promotes turbulent flush of the airway, even for patients breathing very rapidly.

The high velocity breathing gases delivered by High Velocity Therapy systems both actively push the air out of the anatomical dead space through the mouth and nose and also replace air containing carbon dioxide from the lungs with freshly oxygenated air.

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

An important factor in providing temperature-controlled humidified air to patients is ensuring that the intended temperature and humidity are maintained as the air travels from the device to the patient. Our High Velocity Therapy products accomplish this by using a proprietary multi-lumen water-jacketed delivery tube which maintains the air at a constant temperature throughout the length of the delivery tube. This design, coupled with the very fine, molecular water vapor generated by our proprietary VTC, is designed to prevent water from condensing in the delivery tube and to eliminate the risk of having liquid water introduced into the patient’s airway. Other conventional humidified high flow oxygen delivery device manufacturers create humidified breathing gases by heating a bulk volume of water to create steam, which is then transferred to patients through electrically heated concentric wires. This results in the breathing gases passing through areas of uneven heating, including areas of excess heat which could be dangerous to the patient as well as cooler areas where condensation, or rainout, occurs. Delivery of liquid water rainout into the nose of the patient is both uncomfortable and potentially harmful. The High Velocity Therapy systems’ triple-lumen delivery tube has been shown in a study we sponsored to provide excellent control of rainout of condensation as compared to the humidified breathing gas systems with the heated wire.

The oxygen content of the air and its flow rate can be precisely regulated by the High Velocity Therapy systems using a simple, intuitive single-dial interface. Connections to air and oxygen are through standard wall connectors or via standard oxygen and air tanks typically available in hospitals. The High Velocity Therapy systems make use of industry-standard, user-replaceable oxygen sensors to measure oxygen concentrations.

Benefits of High Velocity Therapy

We believe our High Velocity Therapy technology addresses the key limitations of existing respiratory distress treatment options and provides the following principal benefits to hospitals, patients and providers:

•
Meaningful improvement in patient comfort and compliance. Our proprietary High Velocity Therapy technology is an innovative solution that provides non-invasive ventilatory support and enhances patient comfort and compliance when compared to NiPPV, for spontaneously breathing patients. According to a third-party clinical study published in the November 2007 issue of Respiratory Care, approximately 30% of patients are intolerant of NiPPV masks. The tight-fitting and difficult to seal masks can cause patient discomfort, anxiety and complicate the care required to support patients. In a Company-sponsored, randomized clinical trial, physicians reported a higher median score for High Velocity Therapy technology than NiPPV for patient comfort, ease of use, clinical response and need for monitoring, which we believe is due to properly conditioned medical gases being delivered through a small-bore nasal interface that does not completely cover the patient’s nose and mouth. While using our products, patients can eat and drink, talk with their caregivers and loved ones, take oral medications and may remain ambulatory. For parents with infants in the NICU, our product allows more direct skin-to-skin contact between the parents and their babies.
•
Reduced risk of pressure ventilation related side effects. In addition to improving overall patient comfort and ability to communicate, we believe our High Velocity Therapy systems address other negative side effects caused by pressure ventilation and tight-fitting masks. These potential side effects include facial skin pressure ulcers, lung injury, claustrophobia, patient anxiety and risk of vomiting and aspiration.
•
Facilitation of patient admissions to lower intensity, lower cost and less capacity-constrained care settings. As we believe our High Velocity Therapy systems are more easily tolerated by patients, the monitoring requirements may be lower, which may increase the likelihood that a patient can be admitted to a general care floor, step-down unit or discharged home from the ED. Patients who are placed on NiPPV in an ED are often admitted to an ICU. In comparison, in a multicenter utilization study we sponsored that included 128 patients with respiratory distress treated in emergency rooms with High Velocity Therapy technology, the physicians’ perception was that 54% of the patients could be transferred to general care floors as opposed to being admitted to the ICU. An independent third-party study published in the August 2020 issue of the Journal of the American Medical Association Network determined that the average cost for a stay in the ICU in the United States was $21,547 per week. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced.

•
Clinician workflow benefits, including easier administration and reduced patient monitoring. As the patient monitoring requirements may be lower than NiPPV, our High Velocity Therapy systems may improve clinician and hospital workflow. Additionally, unlike conventional humidified high flow oxygen delivery devices, our High Velocity Therapy systems can be connected directly to standard nurse call systems found in most hospitals. Connecting to the nurse call systems allows the nursing staff to be immediately alerted to alarms indicating that the patient may not be obtaining optimal therapy. Our Precision Flow Hi-VNI and Precision Flow Plus systems can also be connected to an electronic medical record, or EMR, system to record the delivered flow rate, temperature, and percent oxygen. These accessories help reduce the time clinicians need to spend with a single patient and enable them to have more time to see other patients.

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
• Improved workflow
• Lower capital investment

Overview and Benefits of our Oxygen Assist Module

Our Oxygen Assist Module is a module designed for use with most versions of our High Velocity Therapy systems, and is designed to help clinicians maintain oxygen levels within a tight SpO2 range. The Oxygen Assist Module adjusts delivered FiO2 in response to SpO2 readings captured by a standard pulse oximetry probe. We launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States.

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

Our Product Portfolio

High Velocity Therapy Family

We currently offer five versions of our High Velocity Therapy systems: HVT 2.0, Precision Flow Hi-VNI, Precision Flow Plus, Precision Flow Classic and Precision Flow Heliox. Our High Velocity Therapy systems include a capital unit, a single-use disposable and a nasal interface. The capital unit contains all the electronic components and the input gas controls that enable the delivery of breathing gas at a precise level of oxygenation at flow rates, controlled by the operator, ranging from 1 to 40 liters per minute. All of our Precision Flow versions are integrated systems that provide precise user control of temperature, air flow and percentage oxygen through a simple one-button interface. Setup time, including warm-up time, for all of our Precision Flow versions is less than five minutes and alarms are incorporated into the system to alert the operator to disruption of respiratory support. All four versions are also mounted on a roll stand pole for easy transfer, use and visualization of the displayed settings. All four versions are easy to set up and require little support to operate beyond changing sterile inhalation water bags as needed.

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

We received 510k clearance of our next generation HVT 2.0 High Velocity Therapy system from the FDA in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for wall air. With a variable oxygen connection (tank, wall or concentrator) the HVT 2.0 system is designed to support patients wherever they need respiratory support, including outside of the hospital in a home or future use in a field transport setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are intended to minimize clinician time spent on operating the equipment so they can focus on their patient.

The single-use, disposable component of our High Velocity Therapy systems has two parts: (1) the disposable patient circuit, or DPC, which includes all of the components that generate the temperature-controlled humidified breathing gas, including the VTC and (2) the multi-lumen delivery tube which ensures the heated, humidified gas is delivered from the DPC to the patient at constant temperature and humidification level. We also sell a series of small-bore nasal interfaces and adapters. The interfaces we offer come in a variety of sizes, ranging from premature infants to adults, allowing clinicians to select an interface that blocks less than half of the external opening of each nostril, thereby maximizing the technology’s ability to flush the anatomical dead space.

Companion Products and Enhancements

We sell companion products that facilitate clinical use and enable rapidly growing market acceptance and expansion. These products include (i) the Vapotherm Transfer Unit 2.0, which allows patients to be transferred between care areas within the hospital or ambulate while on therapy, (ii) the Q50 compressor, which provides a compact, relatively low noise, low cost source of compressed air necessary to run the Precision Flow systems in areas of the hospital without access to a wall gas source, (iii) the aerosol aeroneb adaptor, which is designed to facilitate delivery of ultrasonic aerosolized medication, (iv) an aerosol disposable patient circuit that is designed to streamline both continuous and intermittent delivery of aerosol medication for patients on High Velocity Therapy, and (v) a tracheostomy adaptor that simplifies the connection of the High Velocity Therapy systems to a tracheostomy collar used to wean patients off mechanical ventilation. Specialized disposable products also enable the delivery of specialized nitric oxide and heliox breathing gases. We also sell a new lightweight ProSoft cannula that is designed to provide gentle contact with the skin.

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

High Velocity Therapy Compared to NiPPV

A significant body of clinical studies across multiple spontaneously-breathing patient populations has validated High Velocity Therapy technology as a safe and effective alternative to NiPPV, for spontaneously breathing patients. Additionally, High Velocity Therapy affects ventilatory support through a process called high-velocity nasal insufflation. In the adult population, we sponsored a 204 patient (100 NiPPV patients and 104 High Velocity Therapy technology patients), multisite randomized controlled trial in the ED, which was published in the July 2018 issue of Annals of Emergency Medicine. Patients in respiratory distress were recruited with the need for non-invasive ventilatory support in the ED. The primary outcome measure was therapy failure requiring intubation, the insertion of a plastic tube into the trachea to maintain an open airway for mechanical ventilation, within 72 hours of initiation or a clinical decision to cross-over to the alternative therapy. This study concluded that high velocity nasal insufflation delivered with High Velocity Therapy technology is non-inferior to NiPPV in preventing patients from being intubated and receiving mechanical ventilation.

The following chart conveys the rates of failure resulting in intubation for those randomized to High Velocity Therapy technology and NiPPV. There was no statistically significant difference between the two.

Rate of intubation in a 204-patient, multicenter randomized clinical trial of ED patients with respiratory distress.

Rate of Intubation

High Velocity Therapy
7%
NiPPV
13%
0
5
10
15
20
25
% INTUBATED IN 72 HOURS

*High Velocity Therapy does not provide the total ventilatory requirements of patients. For spontaneously breathing patients only.

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

Median clinicians’ perception of High Velocity Therapy to NiPPV; scale of 1 to 5 where 5 represents the best score

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

More recently, Plotnikow, et.al., published important data in Critical Care Explorations describing the management of acute hypercapnic respiratory failure. (This was independent work, not funded by Vapotherm.) This is the kind of failure experienced by COPD patients in which there is a build-up of dangerous levels of carbon dioxide. Their stated objective was to “evaluate the effect of high-flow oxygen implementation on the respiratory rate as a first-line ventilation support in chronic obstructive pulmonary disease patients with acute hypercapnic respiratory failure.” This study evaluated 40 patients in 5 different intensive care units. They found statistically significant improvement in respiratory rate within 1-hour, and a significant reduction in blood carbon dioxide levels. The blood pH also improved from 7.32 to 7.36 (p<0.001) within this first hour. This led them to conclude “high-velocity nasal insufflation was an effective tool for reducing respiratory rate in these chronic obstructive pulmonary disease patients with acute hypercapnic respiratory failure.”

Significantly, the authors also evaluated the effect of High Velocity Therapy on clinical signs of increased work of breathing associated with ventilatory failure. Within the first hour of institution of High Velocity Therapy, breathing rates improved (29 v 21 Breaths/min, p<0.001), and the proportion of patients who showed clinical signs of respiratory distress improved by multiple measurement (accessory muscle use declined; 9% v 3%, p<0.001, thoracoabdominal asynchrony declined; 35% to 7%, p<0.001), and such changes persisted at 24 hours. These data further demonstrate the ability of High Velocity Therapy to meaningfully support ventilation in patients needing such support.

Pediatric Data

High Velocity Therapy technology was observed in a third-party study published in the May 2013 issue of the Journal of Pediatrics to have similar efficacy when compared to nCPAP in a randomized controlled trial of premature infants who were receiving non-invasive ventilatory support after being removed from intubation, or extubation. nCPAP is the standard non-invasive therapy for management of respiratory distress in neonates in the NICU. nCPAP is administered using a tight-fitting nasal plugging cannula and delivers pressure to the lungs. It is efficacious, but it is also associated with trauma to the face of the baby, pressure and volume-related complications to the chest, and limitation of access to both parents and caregivers to maintain close contact with the newborns. High Velocity Therapy technology produced similar rates of extubation failure as the standard of care nCPAP, and significantly reduced nasal trauma.

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

Recently the SHINE study, published in the New England Journal of Medicine, compared High Velocity Therapy to standard care for preoxygenation of neonates undergoing endotracheal intubation. Here, 50% of first-attempt intubations were successful with high velocity therapy compared to 31.5% with standard care. Desaturation in high velocity therapy treated neonates occurred at a lower percentage with a longer mean time to desaturation (44.3 and 35.5 s, respectively). These results suggest High Velocity Therapy improves intubation success with lowered risk of adverse events and these data suggest that neonates, infants, and children likely benefit from preoxygenation with High Velocity Therapy before intubation.

Oxygen Assist Module Prototype Study

Our Oxygen Assist Module (OAM) helps clinicians maintain oxygen levels within a target range by simplifying and automating adjustments to most versions of our High Velocity Therapy systems’ delivery of oxygenated breathing gases. It is critical that the oxygen level for neonates be tightly controlled because too little oxygen can cause multi-organ failure and too much oxygen can damage their lungs and retinas, leading to permanent injury. The adjustments made by the OAM are based on the module’s continuous readings of a patient’s oxygen from a standard pulse oximetry probe. In November 2018, the Archives of Disease in Childhood: Fetal & Neonatal edition published the results of our sponsored prospective, two-center, order-randomized cross-over study performed at two NICUs in the United Kingdom, designed to evaluate the performance of a prototype of our Oxygen Assist Module technology as a module to our Precision Flow Plus system. The Oxygen Assist Module is referred to in the study as the IntellO2.

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

When using the Oxygen Assist Module, babies were kept within the target oxygenation levels significantly greater proportion of the time than during manual control alone, and required significantly fewer manual adjustments to the equipment. The median target SpO2 range was achieved 80% of the time on automated (Oxygen Assist Module) control compared with 49% under manual control. In addition to the greater proportion of time in the target range, there were also fewer episodes of transient severe hypoxemia (defined as SpO2 below 80% lasting at least 60 seconds) under automated control compared with manual control.

The chart below depicts a composite SpO2 histogram of all patient data (n=30) with paired bars as automated control (white) and manual control (black). The frequency of SpO2 values denotes the proportion of total time (%) spent at each SpO2, with aggregated SpO2 values <80%. The target SpO2 range for babies receiving oxygen (90%–95%) is illustrated in the blue outlines. The chart is based on graphic found in the aforementioned publication.

Proportion of Time at SpO_2 Values
Proportion of Time In SpO_2 Value (%)
20
18
16
14
12
10
8
6
4
2
0
<80
80
85
90
91
92
93
94
95
100
SpO_2 (%) - Target Range 90-95
MANUAL
AUTOMATED

We are currently enrolling patients in US-based neonatal evaluation of the Oxygen Assist Module pursuant to an Investigational Device Exemption received from the FDA.

Economic Cost Savings Data

An independent third-party study published in the August 2020 issue of the Journal of the American Medical Association Network determined that the average cost for a stay in the ICU in the United States was $21,547 per week. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced. Treatment of patients with High Velocity Therapy technology can impact admission and placement of patients due to the lower complexity of High Velocity Therapy technology as compared to NiPPV. This is dependent on the individual sites, which often require admission to the high cost and resource-constrained ICUs if NiPPV is initiated on the patient. In a multicenter utilization study we sponsored, published in the Winter 2015 issue of Respiratory Therapy, of the 128 patients with respiratory distress treated in emergency rooms with High Velocity Therapy technology, treating physicians perceived that 54% of patients could be admitted to the general care floor, as opposed to the ICU. This finding is exemplified by a single-patient case study report from Athens Regional Medical Center. In this report, a patient with end-stage COPD who was well-known to that facility had recently been discharged from the hospital following a three day stay in the ICU where the patient was intubated and mechanically ventilated. Upon a subsequent arrival in the ED with severe difficulty breathing, this patient was treated using High Velocity Therapy technology and within 44 minutes her respiratory rate had decreased from 36 to 20 breaths per minute. Blood measurements later confirmed a normalization of pH, reduction in carbon dioxide, and maintenance of oxygenated levels of hemoglobin. The patient was kept overnight and discharged the following day. We believe the less intensive nature of the High Velocity Therapy technology permitted the physician to direct the patient to the general care floor, rather than the ICU, in this situation resulting in a savings of an estimated $3,750 for this hospital (estimated $4,500 cost for a three day stay in the ICU versus an estimated $750 cost for a one day stay on the general care floor).

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

Sales and Marketing

As of December 31, 2022, our sales organization consisted of 67 full time employees serving our U.S. market across 45 sales territories and 27 full time employees serving international markets, 7 of whom serve our U.K. market. In 2022, 78.7% of our revenue was derived in the United States and 21.3% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

Commercial Activities Within the United States

We work to grow the sales of our disposable products by increasing the utilization and installed base of our High Velocity Therapy systems. We utilize a direct sales organization in the United States that leverages numerous call points within the hospital, including physicians, respiratory therapists and nurses. Our sales team is focused on building relationships with clinicians across care settings, including EDs and adult, pediatric and neonatal ICUs, enabling our products to follow patients through the care continuum. We offer different options to our hospital customers for acquiring capital units, including direct purchase with payment in full at the time of purchase, rentals, and placements for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products.

We have structured our sales and clinical team with specialized roles to sell our High Velocity Therapy systems and single-use disposables, while delivering customer support and medical education on an ongoing basis. Our field representatives are responsible for identifying key customer prospects, educating them on the value of our High Velocity Therapy technology, gaining their commitment for acquiring and utilizing our capital units.

Our clinical managers enhance the experience for customers and help facilitate adoption and utilization. We established a medical education department that develops and delivers physician-to-physician, Company-sponsored education events, and sponsors continuing medical education programs focused on addressing respiratory distress.

Our customer service and technical support team is responsible for addressing maintenance, repairs and general product and technical questions to help ensure uninterrupted patient treatments. We also use an inbound digital marketing campaign to drive leads and accelerate sales. We leverage the internet, social media, and email channels to increase brand awareness and educate customers. For example, we use our online Vapotherm Academy to train caregivers on High Velocity Therapy technology, which proved critical during the COVID-19 pandemic when we were not able to directly access many hospitals in the United States, United Kingdom, and around the world. Data and analytics drive our decision making and help us hone our messaging and strategies. Educated and interested potential customers convert to sales prospects on our website and all leads integrate with our CRM system.

Commercial Activities Outside of the United States

We conduct our international business in the United Kingdom, Germany, Belgium and Spain through direct sales organizations. We conduct our remaining international business through a distributor model, presently partnering with 42 distributors in 44 countries around the world as of December 31, 2022. We focus our efforts on our most established markets and ones we believe have the most potential to grow. We have directly employed or retained through professional employment organizations 28 individuals to support our direct sales markets and distributors in several of our key markets. As in the United States, our direct sales teams in the United Kingdom, Germany, Belgium and Spain, and our distributors around the world work to grow the sales of our disposable products by increasing the utilization and installed base of our High Velocity Therapy Systems. Our international sales and marketing efforts also encompass marketing of our Oxygen Assist Module in select countries. Our direct sales teams and our distributors work to offer different options to our hospital customers for acquiring capital units, including direct purchase with payment in full at the time of purchase, rentals, and placements for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. We offer the Oxygen Assist Module in select international markets on both sales and time-based subscription models. We leverage our digital marketing platform abroad to educate our international clinicians, focusing primarily in the United Kingdom. We continue to evaluate market opportunities outside of the United States for business expansion.

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

Research and Development

Maintaining a strong cadence of new product introductions is an integral part of our strategy. We launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States. We previously entered into an agreement with a third party for a perpetual, exclusive, world-wide license to certain intellectual property related to the Oxygen Assist Module for the delivery of non-invasive ventilatory support. Pursuant to the agreement, we began paying a royalty starting on the date of the first commercial sale of the Oxygen Assist Module, and continuing for a ten year term equal to 10% of the first $3.0 million of Oxygen Assist Module revenue, 5% of the next $6.0 million of Oxygen Assist Module revenue, and 2% of any additional Oxygen Assist Module revenue until the end of the ten year term. We also license the pulse oximetry technology utilized with the Oxygen Assist Module from other manufacturers. During 2022, we established a Technology Center in Singapore to bring most of our research and development projects in-house to help reduce the cost of external design firms and access Singaporean government grant funding.

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

Intellectual Property Portfolio

As of December 31, 2022, we held more than 157 issued patents and more than 58 patent applications, totaling an active patent portfolio of over 215 filings granted or pending, with expiration dates ranging from February 2021 through May 2042. These filings can be organized into four main categories representing our patent portfolio: Precision Flow, next generation system filings, Flow Rest, and various accessory technologies. In the United States, we hold 14 issued patents for the Precision Flow family, 11 for the Flow Rest family (a legacy device), 13 for the accessories (including the Oxygen Assist Module), and eight for our next generation technology. The Precision Flow patents are expected to expire between April 2023 and March 2033, the Flow Rest patents are expected to expire between November 2026 and December 2038, and the accessories patents are expected to expire between December 2031 and August 2038, with the next generation patents expected to expire between November 2033 and May 2040. Additionally, we have five pending U.S. patent applications directed to our next generation technologies, two pending U.S. patent applications directed to our Precision Flow systems technology, one pending U.S. patent application directed to our Flow Rest technology and 12 pending U.S. patent applications directed to accessories for the aforementioned technologies (including the Oxygen Assist Module). We maintain a strategic international patent portfolio primarily in the European Union, Australia, Japan and China, with other counties pursued in select circumstances. Since 2016, we have maintained and executed on deliberate innovation areas designed to sustain the continued growth of our patent portfolio to protect our proprietary technology from competitor use.

As of December 31, 2022, we have at least 16 trademark registrations with the U.S. Patent and Trademark Office, at least 16 trademarks applications pending with the U.S. Patent and Trademark Office, at least 13 trademarks with common law rights, and a wide range of international protection of its trademarks with a focus of increasing brand awareness and market penetration globally.

Manufacturing and Supply

We now manage all aspects of product supply through our operations teams based in Exeter, New Hampshire and Tijuana, Mexico. We outsource all of the manufacturing of our Oxygen Assist Module. Outsourcing manufacturing of both components or finished goods, as applicable, reduces our need for capital investment and provides expertise and the capacity necessary to meet demand for our High Velocity Therapy systems and Oxygen Assist Module. In 2021, we engaged with a third-party manufacturer to assemble certain of our products at its facility in Tijuana, Mexico. In the second half of 2022, we relocated substantially all of our manufacturing operations from New Hampshire to Mexico to prepare for commencement of our manufacturing operations in early 2023. In January 2023, we received our facility certifications and validations were completed on our production lines. This relocation was made in connection with our “path to profitability” plan to reduce the cost of labor and overhead incurred with the production of our products. We manufacture certain components of our High Velocity Therapy systems in-house, but primarily rely on third-party suppliers to source the majority of our High Velocity Therapy systems components. We assess, qualify and select our suppliers with a view towards ensuring that our High Velocity Therapy systems and Oxygen Assist Module, and their components are safe and effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits against the requirements of the FDA, the International Organization for Standardization and our own policies and procedures.

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

Pricing, Contracting and Reimbursement

We believe our products are priced consistent with their value. In order to obtain or maintain business in the competitive respiratory therapy market, however, we have historically had to offer various discounts directly to purchasers or indirectly to purchasers through group purchasing organizations (“GPOs”) or integrated delivery networks (“IDNs”), in accordance with applicable law. We have recently expanded the use of product discount offerings related to placed capital arrangements for our High Velocity Therapy systems. Such bundled discount offerings involve the placement of capital equipment for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. In addition, consistent with an increasing emphasis in the medical device and broader healthcare industry on payment based on value (so-called value-based pricing), we may enter into contracts with customers that guarantee performance of our High Velocity Therapy systems by refunding costs of disposables (or providing replacement disposables) used on patients if treatment does not achieve specific patient outcomes. In response to pressure from competition or customers, we may have to offer enhanced discounts or enter into additional value-based contracting arrangements, which may adversely affect our revenue.

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

European Data Privacy and Data Security

In the European Union, we may be subject to laws relating to our collection, control, processing and other use of personal data (i.e., data relating to an identified or identifiable individual) because we process personal data of our employees, customers, vendors and other third parties based in the European Union in relation to the operation of our business.

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

EPD

The requirements laid down by the EPD are particularly relevant when we send electronic direct marketing to individuals in the EEA or when we use cookies or similar technologies on our websites with respect to individuals located in the EEA and will usually require us to obtain consent from such recipients to carry out these activities. Although all EEA Member State national laws stem from the EPD, the laws differ by jurisdiction, sometimes significantly. We need to ensure compliance with the laws in each jurisdiction where we operate.

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

Seasonality

Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. We experienced this seasonality during 2022, however, did not during 2021 primarily due to demand for our High Velocity Therapy technology during the COVID-19 pandemic. We have experienced, and may in the future, experience higher sales in the fourth quarter as a result of increased sales from hospitals nearing their fiscal year-end that have not fully utilized the funds allocated to purchases of our High Velocity Therapy systems. In the first quarter of each year, we have experienced, and may in the future, experience higher sales in direct correlation with the number of patients presenting with respiratory distress due to the severity of the flu season, especially in the Northern Hemisphere. We expect COVID-19 to be a permanent part of the respiratory landscape similar to the flu or respiratory syncytial virus. While COVID-19 surges are unpredictable, we believe that these surges will be aligned to changes in seasons when individuals spend more time inside. Thus, we believe that COVID-19 will most likely impact the first and fourth quarters of the year.

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 23, 2023.

Name	Age	Title
Joseph Army	59	President, Chief Executive Officer, and Director
John Landry	50	Senior Vice President, Chief Financial Officer, and Treasurer
Gregoire Ramade	53	Senior Vice President and Chief Commercial Officer
Brian Lawrence	53	Senior Vice President and Chief Technology Officer

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

John Landry has served as Senior Vice President, Chief Financial Officer, and Treasurer since July 2020 and served previously as Vice President, Chief Financial Officer, Secretary and Treasurer since August 2012. Prior to joining Vapotherm, he held a number of leadership roles at Salient from 2004 to 2011, including VP Accounting & Controller and VP Global Business Development. Mr. Landry also served as Director of International Marketing at Medtronic Advanced Energy from 2011 to 2012, which acquired Salient in August 2011. Prior to his time at Salient, he served in various financial leadership roles at Bottomline Technologies from 2000 to 2004, Hussey Seating Company from 1997 to 2000 and Coopers & Lybrand LLP from 1994 to 1997. Mr. Landry currently serves on the board of directors of Liberate Medical, Inc. Mr. Landry graduated summa cum laude from Bentley College with a BS in Accountancy and is a certified public accountant (inactive status).

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

Human Capital

Below are our core Guiding Principles which govern how we and our employees conduct business, prioritize, make decisions, and work with one another:

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

Employees

As of December 31, 2022, we had approximately 286 employees and contractors, consisting of approximately 261 full-time employees and contractors and approximately 25 part-time employees and contractors. Of these 286 employees and contractors, 222 of them are located in the United States, 21 in Mexico, 14 in the United Kingdom, 10 in Singapore and seven in Germany. None of our domestic employees is subject to a collective bargaining agreement or represented by a trade or labor union. As of December 31, 2022, one of our international team members is subject to a collective bargaining agreement, that is retained through a professional employment organization. We believe our relationship with our employees is good.

Our Culture

As part of our corporate culture, we encourage our employees to make decisions, think outside the box and operate with flexibility and speed. To meet the rapidly growing needs of our Customers’, our teammates often face tight deadlines requiring overtime or work outside of normal business hours. Through challenging assignments, our team members grow professionally. We seek to recognize and reward our teammates for their efforts by hosting social activities to help strengthen teams and allow for different departments to get together in a casual setting. We host all company quarterly Town Hall Meetings where we share updates on our key initiatives, financial results and patient stories, and recognize employees for embodying our Guiding Principles. Our learning and development initiatives are targeted for leaders as they are the most important lever in engaging with and strengthening our teams. We’ve earned Business New Hampshire Magazine’s “Best Company to Work For” recognition every year through 2021 since the start of our involvement in the competition in 2016.

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

Employee Development and Training

We recognize that successful execution of our strategy is dependent on attracting, developing and retaining top talent in all areas of the business. In furtherance of our Guiding Principle to Hire, Develop & Retain The Very Best People In the Medical Technology Industry, we have an employee referral program to encourage our employees to help us to hire other talented individuals into the organization. We strive to hire the best fit for the role and for the team, and develop our existing employees in their current roles as well as preparing them for future roles within our company. On an annual basis, our Leadership Team participates in a talent review and succession planning exercise to identify organizational needs, development opportunities, and potential future leaders. This enables us to identify the resources and skill sets needed to meet our growth objectives. We perform quarterly employee evaluations and annual manager effectiveness evaluations where all team members provide input on how their leader is doing. We promote a continuous learning environment encouraging employees to attend relevant seminars and informational sessions and often refer tools for further development. We also offer monthly and yearly professional development opportunities to team members of all levels, including: Lounge & Learn series, Leadership Development series, Women’s Leadership Group, Communication Workshops, Mentorship Programs and New Leader Bootcamp.

Employee Safety, Health and Wellness

We are committed to maintaining a safe workplace and promoting the health and wellness of our employees. We have implemented multiple safety programs and regularly perform safety hazard evaluations within our manufacturing facility. With respect to health and wellness, we want our employees to be their best self and therefore provide them access to a variety of innovative, flexible and convenient health and wellness programs designed to support their physical and mental health. These include, among others, health savings and flexible spending accounts, flexible work schedules, family leave and care resources, an on-site gym, stress management sessions, and employee assistance programs, such as our Breathe Easy Fund, which supports employees and their families through times of hardship by the utilization of employee-raised funds.

Compensation and Benefits

We provide competitive compensation and benefits to attract and retain superior talent. In addition to salaries, our compensation and benefits, which vary by country/region, are in place as part of our “Pay for Performance” culture and can include annual bonuses, commission programs, stock-based compensation awards, employee stock purchase plan, a 401(k) plan with employee matching opportunities, tuition assistance, among many others. We believe in perpetuating an ownership culture throughout our organization. To that end, today approximately 76% of our team has equity in our Company that they either were granted upon hire or earned through performance. Our compensation program also includes several recognition awards throughout the year, including a formal award ceremony during our Annual Patient of the Year Celebration where we recognize the Impact Player of the Year, Innovator of the Year and Disciplined Planning & Execution of the Year and provide the recipients with additional stock-based compensation, money towards a vacation and a desktop award.

Diversity, Equity and Inclusion

In furtherance of our Professional Culture Principle to treat everyone with respect, we strive to create a diverse workplace in which all employees feel respected, valued and empowered to reach their full potential. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs. We hold Diversity & Inclusion Roundtable sessions every quarter both in person and virtually where we discuss different aspects of diversity and inclusion, why it is important to our business and how we can seek to further focus on it at Vapotherm. To facilitate diversity, we implement recruitment strategies to encourage diverse candidates to apply to positions for which they qualify.

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
•
Our strategy may not be successful, presents unique business and regulatory risks, and requires competencies in areas where we have little or no experience.

Risks Related to Our Dependence on Others

•
We rely on third-party distributors to market and distribute our products in certain jurisdictions.
•
We rely on single source suppliers in certain cases and do not have long-term supply contracts, which is risky.
•
We maintained high inventory levels during the COVID-19 pandemic in order to meet fluctuating and unpredictable customer demand and until reduced these higher inventory levels can consume resources, reduce cash flows and, in some instances, result in impairment charges.
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

•
Our international operations subject us to certain risks, which could harm our business.
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
•
Our failure to comply with loan agreement terms and covenants could harm our financial condition.
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
•
If we fail to continue to meet the listing requirements of the NYSE, our common stock may be delisted from the NYSE.

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

We have incurred net losses since our inception. We incurred net losses of $59.8 million and $113.3 million for the years ended December 31, 2021 and 2022, respectively. As a result of ongoing losses, as of December 31, 2022, we had an accumulated deficit of $490.0 million. We expect to continue to incur significant product development, regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter.

Since 2008, our revenue has been derived primarily from sales of our High Velocity Therapy systems and associated disposable products. Going forward, we anticipate that our revenue will be primarily derived from a combination of our Precision Flow and next-generation High Velocity Therapy products and their associated disposable products, and our Oxygen Assist Module. Our Oxygen Assist Module launched in the United Kingdom, select European markets, and Israel in late 2020, and we are in the process of seeking FDA approval to market this product in the United States. However, demand for these products and services may decline or may not increase as quickly as we expect, or, in the case of new or next-generation products and services, may never materialize. Our ability to generate revenue from sales of our existing products and services, or from any products and services we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows. Additionally, in the first quarter of 2022, we announced our long-term “path to profitability” goals, which include: drive 20% revenue growth; improve our gross margins to 60%+; normalize our cost structure; and improve our financial flexibility. While we believe our path to profitability will allow us to achieve and sustain profitability in the future, no assurance can be provided that our path to profitability initiative will be successful or that we will be able to achieve or sustain profitability.

We expect that our operating expenses will remain significant as we continue to focus on our sales and marketing organization, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our High Velocity Therapy technology or our Oxygen Assist Module, to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

Historically, our revenue is primarily generated from sales of the disposable products utilized with our High Velocity Therapy systems, and we are therefore highly dependent on growth and utilization of the installed base of those systems, and next generation versions of such systems, for our success.

We began selling our High Velocity Therapy technology and our Precision Flow Plus systems in the United States and in select international markets in 2018 and 2017, respectively. Sales of our High Velocity Therapy systems and associated disposable products accounted for substantially all of our revenue for the years ended December 31, 2021 and 2022. We expect that sales of our High Velocity Therapy systems, our Oxygen Assist Module, and their associated disposable products will continue to account for the majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by clinicians and customers, among others, of our High Velocity Therapy systems to treat both type I (hypoxic) respiratory distress, where patients do not receive sufficient oxygen, such as is experienced by COVID-19 patients, and type II (hypercapnic) respiratory distress, where patients are unable to clear sufficient carbon dioxide, such as is experienced by patients suffering from COPD, and of our Oxygen Assist Module to help maintain the pulse oxygen saturation, or SpO2, within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Some clinicians may not adopt High Velocity Therapy because they have prior experience with, or a preference for, other treatment options that are more established, such as NiPPV, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with High Velocity Therapy. Some customers may decide to not purchase our High Velocity Therapy systems if, among other potential reasons, they believe our pricing is too high or that alternative devices to manage respiratory therapy are either more clinically efficacious or more cost effective than our product. For example, our High Velocity Therapy systems are significantly more expensive than conventional heated humidified oxygen delivery devices.

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
•
inadequate product quality; and
•
perceived high cost.

Few clinicians have adopted our Oxygen Assist Module for use with our High Velocity Therapy systems, in part because we only launched our Oxygen Assist Module in the United Kingdom, select European markets, and Israel in late 2020 and are presently seeking FDA approval of this technology in the United States. Clinicians may choose not to adopt our Oxygen Assist Module for similar reasons that clinicians may not adopt High Velocity Therapy systems.

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

Given the competitiveness of our industry, our future business prospects depend in part on our ability to develop and commercialize new products and services, such as digital solutions and new applications for products that offer improved performance and cost-effectiveness. New technologies, techniques, products or services could emerge from competitors that might offer better combinations of price and performance than our products and services. It is important that we anticipate changes in technology and market demand, as well as physician, hospital and healthcare provider preferences and practices, in order to successfully commercialize new technologies to meet our prospective customers’ needs on a timely and cost-effective basis.

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

Many of our competitors have significant development and clinical resources and can rapidly follow any innovations we bring to the marketplace. For example, our competitors could seek to obtain 510(k) clearance for expanded labeling of their products using our current or future High Velocity Therapy technology products as predicate devices, which Fisher & Paykel Healthcare has already done for Product Code QAV. Even if our technology and business strategy is more effective than the technology and business strategy of our competitors, current or potential customers might accept competitor products and services in lieu of purchasing our products. We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and business strategies and as new companies enter the market with new technologies and business strategies. We may not be able to compete effectively against these organizations. Increased competition in the future could adversely affect our revenue, market share and financial results.

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

We have limited experience directly marketing and selling our products in international markets. In the United Kingdom, we acquired our former distributor, Vapotherm UK, in February 2019, and we have converted this market to a direct sales model. Additionally, we established direct sales models in Germany, Belgium and Spain. We have limited experience directly marketing and selling our products in other international countries. As in the United States, our operating results in international markets are dependent upon our sales and marketing efforts in those countries, and if we fail to adequately promote and market our products, our sales in those countries could significantly decrease.

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

As we launch new products and increase our marketing efforts with respect to our High Velocity Therapy systems and Oxygen Assist Module, we have expanded and potentially will need to continue to expand or restructure our marketing and sales networks, as well as modify and improve our sales program offerings, such as, for example, our provision of bundled discounts involving the placement of Precision Flow capital units at no upfront charge in connection with the customer’s ongoing purchases of disposable products. If the percentage of customers who acquire our technology in this manner increases relative to the percentage of customers who purchase our High Velocity Therapy systems through an upfront or financed payment, the percentage of our revenue derived from High Velocity Therapy systems may decrease. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled field representatives, and on ensuring our sales programs satisfy the needs of our customers. New sales hires require training and take time to achieve full productivity. If we fail to train new sales hires adequately, if we experience high turnover in our sales force in the future, or if our sales program offerings do not satisfy the needs of our customers, new hires may not become as productive as may be necessary to maintain or increase our sales. As a result, we may be required to restructure our sales organization, which would be costly, divert management attention, and lead to both planned and unplanned turnover. If we are unable to appropriately expand our sales and marketing capabilities and educational initiatives domestically and internationally, we may be unable to effectively commercialize our products.

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

We have moved substantially all of our manufacturing operations from New Hampshire to Mexico, which involved significant risks that could have a material adverse effect on our business and operations.

We have relocated substantially all of our manufacturing operations from our previously leased manufacturing facility in New Hampshire to a leased manufacturing facility in Mexico pursuant to our Manufacturing Service Agreement with TACNA Services, Inc. (“TACNA”), under which TACNA has provided a shared Mexican corporation through which the assembly and manufacture of our products take place in Mexico. Baja Fur, S.A. de C.V., a subsidiary of TACNA, entered into a lease agreement with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V., for a property in Tijuana, México, to be used as our manufacturing facility in Mexico. Relocating our manufacturing operations to Mexico involves significant risks, including:

•
That we are unable to recruit sufficient manufacturing and other personnel to effectively operate a Mexican factory or that the personnel we do recruit will lack the necessary skills do perform the work to the required standards;

•
That we are unable to obtain necessary regulatory approvals to enable us to manufacture product at our Mexican facility or ship product from our Mexican facility to customers in other countries, or that such approvals are delayed;
•
That we encounter unforeseen issues or delays in our operations in Mexico due to our lack of experience conducting manufacturing operations there; and
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

We currently manufacture our products and some components of our products, in-house. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Tijuana, Mexico and Exeter, New Hampshire. The operations at these facilities may be disrupted by a number of factors, including:

•
delivery problems;
•
inability to hire and retain manufacturing personnel;
•
financial condition or results of operations;
•
internal inefficiencies;
•
manufacturing equipment failure;
•
severe weather;
•
fire;
•
nature or man-made disasters;
•
work stoppages;
•
labor shortages;
•
component shortages; and
•
FDA compliance or other quality-related issues.

There can be no assurance that the occurrence of these or any other operational problems at our facilities would not cause significant production delays, an inability to meet customer demand and a concomitant loss in revenue. In addition, if any of these events occur at our Tijuana, Mexico or Exeter, New Hampshire facilities, we may need to engage contract manufacturers to assist us in manufacturing our products or product components. To this end, in 2021 we engaged a third-party manufacturer to manufacture and assemble certain of our products at its facility which is also in Tijuana, Mexico.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs, our business may be adversely affected. Such events may result in a period of business, manufacturing, and other disruption or, as in the case of the COVID-19 pandemic, the need to rapidly scale our production to meet increased demand in a cost-effective manner, or the inability to do so, any of which could materially affect our business, financial condition and results of operations. For example, COVID-19 resulted in certain disruptions to our business during 2020 and 2021 and may in the future cause additional disruptions. Examples of such disruptions may continue and include without limitation the following:

•
The health and wellbeing of our employees, including our operations and production teams, our sales representatives and our clinical managers who may be diagnosed with COVID-19 and unable to work, or who may be placed in quarantine due to potential exposure to COVID-19, or who may need to care for family members diagnosed with COVID-19, and in each case such developments may result in significant business disruption.
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
•
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

In addition, demand for our products and services may continue to decrease as COVID-19 infections subside and hospitals deploy less of their budgets to acquiring additional respiratory equipment due to significant inventories already on hand because of increased purchases during the pandemic.

The full extent to which COVID-19 will continue to impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, and the continuing effectiveness of vaccines among others. Additionally, strategies relating to limiting the impact of COVID-19 have become highly politicized around the world. To the extent COVID-19, whether on its own or in connection with any political, economic, and civil instability adversely affects our business and financial results, our distributors’ and suppliers’ business and financial results, or our customers’ business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including without limitation those relating to our ability to generate revenue and improve on or hold our current gross margin, the price of our common stock, our susceptibility to securities or other types of litigation, our significant amount of indebtedness, our need to generate sufficient cash flows to service our substantial indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

Historically, our business has been, and we expect in the future will be, subject to seasonal fluctuations in that our revenue is typically higher in our first and fourth quarters, driven primarily by an increase in patients with flu-like symptoms and COPD exacerbations. Sales volume can be affected by the severity of the flu season and variations in the rates of respiratory disease in any given time period. In the event we had product shortages or had to institute a recall of our products during the flu season, our financial results would have an even more detrimental effect. As a result, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

We bear the risk of warranty claims on our products.

We provide customers with a one-year warranty on our High Velocity Therapy systems’ capital purchases, with limited exceptions. For the years ended December 31, 2021 and 2022, we incurred warranty expense of $0.4 million and $0.3 million, respectively. We bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or any recovery from such vendor or supplier may not be sufficient to cover our losses. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in our inability to recover any costs incurred by us.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions.

We are subject to taxation in numerous U.S. states, the United Kingdom, Germany, Singapore and certain other territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in tax laws, changes in the mix of our profitability from state to state or jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, and changes in accounting for income taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. For example, in February 2019, we acquired our former distributor in the United Kingdom, Vapotherm UK, providing us with a U.K.-based wholly owned subsidiary and direct sales organization. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

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

We do not know if we will be able to identify acquisitions or strategic relationships we deem suitable, whether we will be able to successfully complete any such transactions on favorable terms, or at all, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, technologies or products, to deploy adequate resources and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations.

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

Our revenue grew from $48.1 million for the year ended December 31, 2019 to $113.3 million for the year ended December 31, 2021. During the year ended December 31, 2022 our revenue decreased to $66.8 million but we intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly, including into markets or countries in which we have limited or no prior operating and commercial experience. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

Risks Related to Our Dependence on Others

Except for in the United Kingdom, Germany, Belgium and Spain, we rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

Except for in the United Kingdom, Germany, Belgium and Spain where we now have direct sales organizations, we rely on our network of third-party distributors to market and distribute our products internationally. Internationally, we sell our products through a network of 42 independent distributors. Through these distributors, we sell our products in over 50 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent distributors and we may again experience such issues in the future.

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

We obtain some of the components and subassemblies included in our High Velocity Therapy High Velocity Therapy systems from single source suppliers and the partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

We utilize single source suppliers for some of the critical components and subassemblies we use in our High Velocity Therapy systems. Disputes (including litigation) could arise with suppliers over a wide range of business and legal issues in our supply agreements, and there may be delays in switching to alternative suppliers if the current supply source expires or terminates. Our dependence on single source suppliers of components may expose us to several risks, including, among other things:

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

In addition, we may be deemed to manufacture or contract to manufacture products that contain certain minerals that have been designated as “conflict minerals” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a result, we are required to diligence the origin of such minerals and disclose and report whether or not such minerals originated in the Democratic Republic of the Congo or adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of High Velocity Therapy systems, or Oxygen Assist Modules, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

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

Additionally and as noted above, our strategy subjects us to a variety of additional state and federal laws and regulations.

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

In May 2021, the EU Medical Devices Regulation (Regulation (EU) 2017/745 of the European Parliament and of the Council), or the MDR, replaced the EU MDD in the European Economic Area. In regard to the UK, because the MDR was codified into UK law at the time of Brexit, the same MDR requirements apply to our commercial activity in the UK, at least during the post-Brexit transition period.

The MDR imposes stricter requirements on medical device manufacturers and the Notified Bodies whom they must involve in the conformity assessment procedure (other than self-declaration Class I non-sterile, non-measuring devices and (new) non-reusable surgical instruments). The MDR adds new requirements, such as a reclassification of certain devices, a Unique Device Identification (UDI) system, a wider scope of the Quality Management System including clinical evaluation and post-marketing clinical follow-up, a clinical evaluation procedure for some Class IIb and Class III devices by an independent expert panel, among others. New medical devices must now comply with the MDR rules. That means we must undergo the applicable conformity assessment procedure according to MDR, through representation by a Notified Body, for all new devices we introduce. The new devices have to be CE marked pursuant to MDR.

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

A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. We have in the past conducted voluntary recalls of devices with lot-specific quality issues. For example, in September 2014, we initiated a voluntary recall of various lots of the disposable patient circuit due to the device allowing water to leak into the center gas lumen. This recall was terminated in October 2015. Additionally, we received a small number of complaints involving a defect in the disposable patient circuit that allowed water to leak where the delivery tube is connected to the disposable water path. In response, we initiated a voluntary recall of the four affected lots that began on May 4, 2016 and terminated on August 17, 2016. Also, in coordination with MHRA, in January of 2023 Vapotherm initiated a limited recall of four lots of Disposable Patient Circuits in the UK, a quantity that is not material. Product defects or other errors resulting in recalls may occur in the future.

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

For some of our products, such as our remote physiologic monitoring (“RPM”) products, our customers may receive additional reimbursement associated with those products. To the extent that third-party payors modify or eliminate coverage for the RPM products or reduce their reimbursement to our customers for their use of those products, our business may be adversely affected.

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

The Medical Devices Regulation became effective in May 2021. The regulation among other things:

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

More generally, these laws and regulations constrain our promotional and other business activities by limiting the kinds of financial interactions, including discount and other commercial transactions, we may have with individuals or entities that use, order, purchase or recommend our products such as patients and healthcare providers. We have a variety of arrangements with our customers that could implicate these laws and regulations. For example, like many medical device companies that have related capital and consumable products, we periodically permit customers that purchase the disposable component of our High Velocity Therapy systems to use the capital component at no upfront cost as part of a bundled discount sale. A small percentage of our company is owned by healthcare professionals, and we also have also entered into consulting agreements with physicians, including some who influence the ordering of or use our products in procedures they perform. To facilitate product discussions, we also provide meals to healthcare practitioners who might use or order services using our products. We arrange for continuing education programs for healthcare practitioners to provide education about our products and the conditions our products are approved to treat. As another example, with federal RPM coverage requirements evolving, our customers may submit claims to federal payors for services furnished in connection with our RPM support services, which could result in some services not eligible for reimbursement being nonetheless billed to Medicare or Medicaid and therefore triggering False Claims Act liability. We could be adversely affected if regulatory agencies determine our financial interactions to be in violation of applicable laws. Due to the breadth of these laws, the narrowness of exceptions and/or safe harbors available, and the range of interpretations to which the laws are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

We focus our international commercial efforts in our most established markets and ones we believe have the most potential to grow. In addition, we have manufacturing facility in Mexico and research and development operations in Singapore. Economic or political instability in any of these markets could have a significant impact on our operations. Additionally, the sale and shipment of our products across international borders, as well as the purchase of components from international sources, subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws.

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
•
a shortage of high-quality salespeople, clinical managers and distributors;
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

We contract with several Chinese suppliers for certain components of our High Velocity Therapy systems. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. competitors from outsourcing manufacturing and production activities to foreign corporations and curb what are considered unfair trade practices. In January 2020, the United States and China entered into Phase One of the Economic and Trade Agreement between the United States of America and the People's Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the United States and China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the United States and China. However, according to the Peterson Institute for International Economics, China has purchased significantly less than its purchase commitment under the Phase One Trade Agreement. No further agreements have been reached and the impact of the Phase One Trade Agreement and any forthcoming trade deal cannot be determined at this time. If tariffs are imposed on the components used in our High Velocity Therapy systems, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations.

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

We have international operations, including a direct sales organization in the United Kingdom, a manufacturing facility in Mexico and research and development operations in Singapore, and, as a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets, or our costs could increase. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could expose us to increased foreign currency risks, including currency fluctuations and exchange rate risks. For example, following the acquisition of our former distributor, Vapotherm UK, in February 2019, we began invoicing our United Kingdom customers directly in Great British Pounds. We do not currently engage in any hedging transactions. If we are unable to address these risks and challenges effectively, our international operations may not be successful, and our business could be harmed.

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

We have a significant amount of indebtedness. As of December 31, 2022, we had $100.0 million of aggregate principal amount of our Loan and Security Agreement with SLR Investment Corp. (the “Loan Agreement”). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to our debt holders and significant effects on our business. For example, it could:

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

Our quarterly report on Form 10-Q for the quarterly period ended September 30, 2022 included a going concern paragraph stating that there was substantial doubt about our ability to continue as a going concern within one year after the date that those condensed consolidated financial statements were issued. As of February 23, 2023, we believe that the substantial doubt about our ability to continue as a going concern has been resolved following the completion of our restructuring activities described elsewhere in this report and the closing of a private placement financing for gross proceeds of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses, on February 10, 2023. Based on our current business plan, we believe our current cash, including the net proceeds from our recent private placement, borrowing capacity under our credit facilities, cash receipts from sales of our products and monetization of our existing inventory balances will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our belief is incorrect or if our available cash balances, borrowing capacity, cash receipts, inventory reduction and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of, among other reasons, lower demand for our products as a result of the risks described in this Annual Report on Form 10-K, or to increase our future financial flexibility going forward, we may, among other things, seek to sell additional common or preferred equity securities, convertible debt securities, or enter into new or amend existing credit facilities.

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

•
our introduction of new products and the commercial success of such new products;
•
the cost of expanding our operations and offerings, including our sales and marketing efforts;
•
our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our products;
•
the cost of research and development activities;
•
the effect of competing technological and market developments;
•
costs related to international expansion; and
•
the potential cost of and delays in product development as a result of, among other reasons, any regulatory oversight applicable to our products.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2022, the sales price of our common stock ranged from $0.48 to $20.72. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

As of December 31, 2022, our executive officers and directors, together with their respective affiliates, beneficially owned approximately 15.4% of our common stock, including shares subject to outstanding options, restricted stock units and warrants that are exercisable within 60 days after such date. Accordingly, our management is able to exert a significant degree of influence over our affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

As previously disclosed on October 3, 2022, we received written notice from the NYSE that we do not satisfy the listing requirements. In order to avoid delisting, we have 45 days from the receipt of the notice to submit a plan to bring the company into conformity with continued listed standards within 18 months of receipt of the notice. If the plan is not submitted on a timely basis or is not accepted by the NYSE, the NYSE could initiate delisting proceedings. We timely filed a plan to cure this deficiency with the NYSE on November 11, 2022 (the “Plan”). We recently received a plan acceptance letter from the NYSE indicating it had accepted our previously submitted business plan to cure our non-compliance with our market capitalization requirement. As set forth in the acceptance letter, the NYSE will continue listing our common stock and will perform quarterly reviews for an 18-month period that started September 27, 2022 (the date the delisting notice was received by us) for compliance with the goals and initiatives outlined in our business plan, which are consistent with the key initiatives we have publicly disclosed. We will need to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders’ equity of $50 million at the completion of the 18-month period.

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

As previously disclosed on November 30, 2022, we received notice from the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On December 30, 2022, we regained compliance with the continued listing standards set forth in Section 802.01C. No assurance can be provided, however, that we will be able to maintain compliance with the applicable NYSE listing standards.

General Risk Factors

Our operations, and those of our suppliers and customers, are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

Our principal executive office is located in a leased facility in Exeter, New Hampshire, our U.S. distribution center is located in a leased facility located in Mesquite, Texas, and our manufacturing operations are located in a leased facility in Tijuana, Mexico. We also have access to facilities for Vapotherm UK personnel as well as facilities for inventory and a manufacturing and distribution site in Tilburg, Netherlands. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. A disaster (such as an earthquake, fire, flood, hurricane, a volcanic eruption other severe weather, or a pandemic or other outbreak) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace the damaged facilities.

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

In addition, the SEC issued a proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting which if approved will require us to develop additional policies and procedures to comply with these new rules.

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

Scrutiny and evolving expectations from regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing scrutiny from regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. For example, during 2022, the SEC proposed new climate disclosure rules, which, if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring companies to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

Further, investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to adapt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation and have a negative impact on the trading price of our common stock.

Our business or the value of our common stock could be negatively affected as a result of actions by activist stockholders.

We value constructive input from our stockholders, and our Board of Directors and management team are committed to acting in the best interests of our stockholders. However, stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over the Company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Exeter, New Hampshire, where we conduct our principal executive, research and development, sales and marketing, and administrative activities. Our U.S. distribution center is located in Mesquite, Texas, our principal manufacturing operations are primarily conducted in Tijuana, Mexico, and our research and development operations located in Singapore.

Below is a summary of our material facilities that we operate through multiple lease agreements for office, manufacturing, research and development, and warehouse space.

Location	Owned or Leased	Lease Terms	Occupancy
Exeter, NH	Leased	Expires January 28, 2025, with renewal option for two additional five-year term	Office, manufacturing and warehouse
Tijuana, Mexico	Leased	Expires August 14, 2029	Office, manufacturing and warehouse
Mesquite, TX	Leased	Expires March 31, 2027, with renewal option for additional five-year term	Manufacturing and warehouse
Singapore	Leased	Expires January 1, 2026, with renewal option for two additional three-year term	Office
Loanhead, UK	Leased	Expires February 15, 2027	Office and warehouse

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “VAPO.”

Holders

As of February 17, 2023, there were 191 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Issuer Purchases of Equity Securities

Not applicable.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended December 31, 2022, except that concurrently with the closing of an amendment to our credit agreement, we amended and restated warrants to purchase 107,373 shares of our common stock to reset the exercise price to $0.48 per share. As previously disclosed in a Current Report on Form 8-K, on February 10, 2023, we issued in a private placement an aggregate of 17,502,244 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 4,402,508 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 21,904,752 shares of common stock at a purchase price of $1.05 per unit for aggregate gross proceeds to us of approximately $23.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by us.

Use of Proceeds

Not applicable.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. The discussion includes our financial results for the year ended December 31, 2022 compared to the year ended December 31, 2021. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Overview

Vapotherm is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19 or other systemic conditions. Our mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. Our device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although we recently decided to exit our standalone remote patient monitoring business, we are using the underlying technology to develop digital capabilities for our devices. While these device and digital solutions function independently, we believe leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, including the home, although it is presently being marketed primarily for hospital use. As of December 31, 2022, more than 3.8 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 36,700 units, an increase of 4.4% compared to December 31, 2021.

The COVID-19 pandemic transformed our business significantly and contributed in at least two primary ways: first, it resulted in increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, and generally, resulting in high global demand at that time for our technology and the concomitant rapid growth of our installed base. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world. Second, many respiratory distress patients who require ventilatory support are initially treated in a hospital’s emergency department with the goal of stabilizing these patients with a non-invasive ventilation therapy so their underlying condition can be treated. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the COVID-19 pandemic hit. This exposed a significant number of new physicians to the efficacy of our High Velocity Therapy technology, especially as they were able to see patients moved out of the emergency room and into lower acuity settings in the hospital after receiving our High Velocity Therapy. We expect that increased awareness among physicians of the efficacy of our High Velocity Therapy to treat respiratory distress will result in the long-term in expanded use of our products to treat all forms of respiratory distress in a variety of settings.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In certain countries outside the United States, we currently offer our OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The OAM can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in the United Kingdom, Germany, Belgium and Spain and through distributors in Europe and the Middle East. We are in the process of seeking FDA approval to market the OAM in the United States, and are currently enrolling in an Investigational Device Exemption clinical study to support the regulatory filing. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2022, we have sold our High Velocity Therapy systems to over 2,400 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In the beginning of the year ended December 31, 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. This resulted in lower than anticipated revenue as well as an unsustainable cost and inventory structure in our business. Our revenues decreased to $66.8 million for the year ended December 31, 2022 from $113.3 million for the year ended December 31, 2021 primarily due to lower hospitalizations from COVID-19 and decreased demand in disposables from our customers, as the Delta-related COVID-19 surge in the last half of 2021 drove significant worldwide demand for our products at that time and did not repeat itself during 2022. Revenue from single-use disposables represented approximately 69.4% and 58.8% of our total revenues for the years ended December 31, 2022 and 2021, respectively, and decreased 30.4% on a year over year basis. For the years ended December 31, 2022 and 2021, we incurred net losses of $113.3 million and $59.8 million, respectively.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, we have considered our ability to reduce our cash flow deficits. In connection with the release of our first quarter 2022 financial results, we announced our long-term “path to profitability” goals, which include:

•
Drive 20% revenue growth;
•
Improve our gross margins to 60%+;
•
Normalize our cost structure; and
•
Improve our financial flexibility.

As part of this strategy, we announced our plan to move substantially all of our manufacturing operations from New Hampshire to Mexico. During the year ended December 31, 2022, we immediately began delivering on key milestones, including entering into a lease agreement for our new manufacturing facility in Tijuana, Mexico, completing construction of leasehold improvements, and relocating our manufacturing machinery and equipment from New Hampshire to Mexico to prepare for commencement of our manufacturing operations in early 2023. In January 2023, we received our facility certifications and validations were completed on our production lines. In connection with this relocation, in December 2022, we vacated most of our leased space in our Exeter, New Hampshire facility and are in the process of marketing the space for a sublease or subleases through the remaining term of the operating lease. As we are no longer using the designated sublease space (“Domain Sublease”) in substantially the same manner as before and the carrying value of the Domain Sublease asset group was not recoverable, we recognized an impairment charge of $1.5 million related to the write down of the impacted right-of-use assets and leasehold improvements to their estimated fair value during the year ended December 31, 2022. In addition, during 2022, we established a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access local government grant funding. We also took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access standalone remote patient monitoring reporting unit and making reductions to our field teams in the United States and internationally. Actions completed during the year ended December 31, 2022 under our restructuring plans and their impacts on our consolidated financial statements are further described below and in Note 12 “Restructuring” to our consolidated financial statements included in this Annual Report on Form 10-K.

In August 2022, we made a strategic decision to cease future commercial investment in our Vapotherm Access standalone remote patient monitoring reporting unit, which included Vapotherm Access, formerly “HGE Healthcare Solutions, LLC” or “HGE,” and Pulmonary Care Innovations, PLLC d/b/a RespirCare. We undertook the Vapotherm Access acquisition in late 2020 to expand our capabilities by providing a remote monitoring platform designed to empower respiratory patients with COPD, as well as payors and providers, to manage day-to-day symptoms, prevent exacerbations, lower costs and improve patient quality of life. In mid-2021, we re-branded HGE as Vapotherm Access and launched “Vapotherm Access – Post Care” and “Vapotherm Access – 365” to hospitals, providers and payors to reduce readmissions of recently discharged COPD patients. In late 2021, we became affiliated with RespirCare, a leading pulmonology practice in Tulsa, Oklahoma, that provided in-person and virtual care to COPD and other respiratory distress patients in Oklahoma. The decision to cease future commercial investment came as we were unable to scale the Vapotherm Access platform due to leadership changes at Vapotherm Access, loss of key customers, low patient enrollment and continued operating losses. In connection with this decision, we announced a reduction in force at Vapotherm Access and on August 29, 2022, PCI Management Group LLC, now known as Vapotherm Access Management Services LLC (“PCI”), provided RespirCare with a six-month without cause contract termination notice of its Master Service Agreement (“MSA”) with the clinic. The termination notice was subsequently amended and the MSA terminated effective October 31, 2022, resulting in the deconsolidation of RespirCare from our consolidated financial statements included in this Annual Report on Form 10-K.

As a result of the factors discussed in the preceding paragraph, we recognized impairment charges of $14.7 million, $4.0 million, and $2.1 million related to the write down of goodwill of the Vapotherm Access reporting unit, HGE customer relationships and developed technology intangible assets, and Vapotherm Access and RespirCare long-lived assets, respectively, in each case to their estimated fair value during the year ended December 31, 2022. Although we have ceased future investments in these two businesses, we have redirected our digital strategy towards the development of a remote patient monitoring platform that will be integrated into our devices.

On September 27, 2022, we received notice from the New York Stock Exchange, Inc. (the “NYSE”) that we are not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. Such noncompliance of Section 802.01B of the NYSE Listed Company Manual is based on our average global market capitalization for the prior 30 trading-day period being below $50 million at the same time as our stockholders’ equity is less than $50 million. We timely submitted a plan to cure the deficiency on November 11, 2022 that was accepted by the NYSE and we intend to return to compliance with the NYSE continued listing requirements by March 27, 2024 or earlier. In addition, on November 30, 2022, we received notice from the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On December 30, 2022, we regained compliance with the continued listing standards set forth in Section 802.01C. No assurance can be provided, however, that we will be able to regain compliance with the applicable NYSE listing standards or otherwise maintain compliance with the other NYSE listing standards.

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
•
Dedicated respiratory sales forces in the United States, the United Kingdom, Germany, Belgium and Spain, which we expect to extend to other growing international markets;
•
Experienced international distributors;
•
A comprehensive approach to market development with established clinical and digital marketing teams;
•
A robust and growing intellectual property portfolio; and
•
An experienced senior management team and board members with deep industry practice.

During the year ended December 31, 2022, we leveraged the decreased respiratory censuses in hospitals to give our sales force full access to our customers and execute on our One Hospital One Day, or 1H1D, strategy. Through 1H1D, we educate our customers on the full capabilities of our technology to help patients through all four care areas of the hospital that we serve today, regardless of whether patients are hypoxic, hypercapnic, or otherwise suffering respiratory distress. We believe our 1H1D strategy will allow us to return our disposable utilization, or turn, rates to their pre-COVID-19 historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We also plan to extend our 1H1D strategy in 2023 to increase awareness of the efficacy of our devices in addressing the Type 4 respiratory failure, or shock, which has an approximate 2.7 million annual patient population in the U.S. We continue to focus on our long-term product roadmap, under which we plan to introduce additional high growth products to our respiratory care offerings, which we expect to drive higher capital and disposable average selling prices as we introduce new higher-value products and services. Presently, we are also working on several initiatives to drive down our inventory balance and return our inventory turnover to pre-COVID-19 historical levels, which we expect will return approximately $17 million of cash to our consolidated balance sheet, however, the exact timing of the conversion of inventory into cash is not easy to predict.

Despite our current cost savings initiatives, we expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average sale prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. While these and other actions put pressure on our margins and adversely affected our financial results during the year ended December 31, 2022, we anticipate long-term benefits of these past and anticipated future actions, including lower cost products to be built in our new Mexico facility to drive gross margin improvements. Because of these and other factors, we expect to continue to incur net losses for the next several years and may require additional funding, which could include equity and/or debt financings. On February 7, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited investors through a private placement financing for gross proceeds of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses. We intend to use the net proceeds from the offering primarily for sales and marketing, working capital, and other general corporate purposes.

Components of Our Results of Operations

Net Revenue

Our net revenue consists primarily of the sale of products, leases and services.

Product Revenue

We primarily derive our revenue from the sale of our products to hospitals in the United States, United Kingdom, Germany, Belgium and Spain and through distributors in select countries outside of the United States. Product sales consist of the following:

•
Capital Revenue - Our capital revenue is derived from the sale of our capital equipment, which consists of the Precision Flow High Velocity technology, Precision Flow Plus, Precision Flow Classic, Precision Flow Heliox, Q50 compressor, HVT 2.0 and the Oxygen Assist Module. Capital equipment sales include a one-year warranty. We offer different options to our hospital customers for acquiring capital units, including direct purchase with payment in full at the time of purchase, rentals, and placements for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Capital revenue is presented net of capital related rebates and fees payable to GPOs, IDNs and distributor partners.
•
Disposables Revenue - Our disposables revenue is derived from the sale of single-use disposables, nasal interfaces, or cannulas, and adaptors used in conjunction with the High Velocity Therapy capital units. Disposables revenue is presented net of disposables related rebates and fees payable to GPOs, IDNs and distributor partners.

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

Service and Other Revenue

Our service and other revenue includes service, component part and freight revenue offset by service related rebates and fees payable to GPOs, IDNs and distributor partners, as well as of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans. In addition, we sell small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who service Precision Flow capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of these costs associated with the shipment of products domestically, and to a lesser extent, internationally.

Our revenue has fluctuated, and we expect it to continue to fluctuate, from year to year and quarter to quarter due to a variety of factors. The decrease in revenues during 2022 compared 2021 was driven by surges of the COVID-19 pandemic in 2021 that did not repeat in 2022. Prior to COVID-19, we historically experienced seasonality in our first quarter due to the impact of the influenza (“flu”) and respiratory syncytial virus (“RSV”) season in the Northern Hemisphere and in our fourth quarter, which coincides with our customers’ fiscal year-end and often drives higher purchases of capital equipment as previously approved but unspent capital budgets typically expire at year-end. We expect COVID-19 to be a permanent part of the respiratory landscape similar to the flu or RSV. While COVID-19 surges are unpredictable, we believe that these surges will be aligned to changes in seasons when individuals spend more time inside. Thus, we believe that COVID-19 will most likely impact our revenue in the first and fourth quarters of the year. Our capital revenue typically fluctuates based on hospital capital equipment budgets, which have been adversely affected following the end of the COVID-19 pandemic, and may be adversely affected by the introduction of competitor products. We also expect our future revenue to be dependent upon other factors, such as continued market awareness and acceptance of our High Velocity Therapy technology, our OAM, and our digital product offerings; favorable clinical data and outcomes using our products and services; introduction of new products; and continued international expansion. In addition, we are focusing on our sales and marketing capabilities and educational infrastructure to help us drive and support revenue growth.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and we expect it will continue to be, affected by a variety of factors, including manufacturing costs, the average selling prices of our products, the implementation of disposable cost-reduction initiatives, sales volume, inventory obsolescence costs, and seasonality. Sales mix also impacts our gross margins as our average selling prices in the United States are typically higher than for our international sales given our distribution model. In addition, sales of our single-use disposables carry a higher margin than that of our capital equipment sales. Because of the lack of capital equipment dollars in hospitals following the COVID-19 pandemic, we have offered increased discounts and buy-backs, which adversely affect our gross margins. Our gross margin may increase over the long-term to the extent our production volumes increase and as we launch new products and continue to experience cost savings derived from supply chain and manufacturing efficiencies.

Operating Expenses

Research and Development

Research and development expenses consist primarily of product development, engineering, regulatory expenses, testing, laboratory supplies, consulting services, facility costs for our Technology Center in Singapore and other costs associated with future generations of products using our High Velocity Therapy technology and companion products. These expenses include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation, for employees in our research and development, regulatory, quality assurance and innovation functions, and facilities-related expenses. We expect research and development expenses to increase in the future as we develop future generations of products using our High Velocity Therapy technology and companion products. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

Sales and Marketing

Our sales and marketing expenses consist primarily of personnel-related expenses, including salaries, commissions and bonuses, travel expenses, benefits and stock-based compensation, for employees in our sales and marketing, customer service and medical education functions. Other sales and marketing expenses include consulting services, education, training, tradeshows, digital marketing, medical education, clinical studies and distribution facility costs. In the near term, we expect sales and marketing expenses to fluctuate with revenues in absolute dollars as we adapt our sales and marketing organization to both drive and support our future growth initiatives. Over time, we expect sales and marketing expenses to continue to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation, for employees in our finance, administration, human resources, information technology, and legal functions. Other general and administrative expenses include professional services fees, audit fees, travel expenses, insurance costs, change in estimated fair value of contingent consideration, and general corporate expenses including facilities-related expenses. We expect our general and administrative expenses will increase in absolute dollars as we expand globally to support our planned future growth. Over time, we expect general and administrative expenses to decrease as a percentage of revenue primarily as, and to the extent, our revenue grows.

Other Expense, Net

Other expense, net consists primarily of interest expense related to our credit facilities offset by interest income driven by the interest accruing on cash and cash equivalents. Other expense, net also includes the loss on the extinguishment of debt and foreign currency losses arising from transactions denominated in foreign currencies.

Provision (Benefit) for Income Taxes

The provision for income taxes represents a deferred tax liability for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. The benefit for income taxes represents a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Results of Operations

	Year Ended December 31,
	2022	2021
Net revenue	$66,801	$113,292
Cost of revenue	49,558	60,104
Gross profit	17,243	53,188
Operating expenses
Research and development	20,802	18,410
Sales and marketing	46,091	60,140
General and administrative	27,796	31,375
Impairment of goodwill	14,701	-
Impairment of long-lived and intangible assets	7,676	323
Loss on disposal of property and equipment	568	105
Total operating expenses	117,634	110,353
Loss from operations	(100,391)	(57,165)
Other expense, net	(12,857)	(2,711)
Net loss before income taxes	(113,248)	(59,876)
Provision (benefit) for income taxes	11	(76)
Net loss	$(113,259)	$(59,800)

Years Ended December 31, 2022 and 2021

Net Revenue

	Year Ended December 31,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$8,984	13.4%	$33,666	29.7%	$(24,682)	(73.3)%
Disposables	46,368	69.4%	66,631	58.8%	(20,263)	(30.4)%
Subtotal product revenue	55,352	82.8%	100,297	88.5%	(44,945)	(44.8)%
Lease revenue
Capital equipment	882	1.3%	4,321	3.8%	(3,439)	(79.6)%
Other	1,784	2.7%	2,109	1.9%	(325)	(15.4)%
Service and other revenue	8,783	13.2%	6,565	5.8%	2,218	33.8%
Total net revenue	$66,801	100.0%	$113,292	100.0%	$(46,491)	(41.0)%

Net revenue decreased $46.5 million, or 41.0%, to $66.8 million for the year ended December 31, 2022 compared to $113.3 million for the year ended December 31, 2021. The decrease in net revenue was primarily attributable to decreases of $24.7 million, $20.3 million and $3.4 million in capital equipment, disposables and capital equipment lease revenues, respectively, partially offset by a $2.2 million increase in service and other revenues. Capital equipment and disposables revenues decreased 73.3% and 30.4%, respectively, during the year ended December 31, 2022 primarily due to decreases in volume of sales of capital equipment and decreases in the number of disposables sold. The decrease in demand for our products was driven by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. Capital equipment lease revenue decreased 79.6% during the year ended December 31, 2022 due to a decrease in demand and rental arrangements. The increase in service and other revenue during the year ended December 31, 2022 was primarily the result of lower customer rebates and the acquisition of PCI and RespirCare in the fourth quarter of 2021.

Revenue information by geography is summarized as follows:

	Year Ended December 31,
	2022		2021		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$52,591	78.7%	$84,147	74.3%	$(31,556)	(37.5)%
International	14,210	21.3%	29,145	25.7%	(14,935)	(51.2)%
Total net revenue	$66,801	100.0%	$113,292	100.0%	$(46,491)	(41.0)%

Net revenue generated in the United States decreased $31.6 million, or 37.5%, to $52.6 million for the year ended December 31, 2022, compared to $84.1 million for the year ended December 31, 2021. Net revenue generated in our International markets decreased $14.9 million, or 51.2%, to $14.2 million for the year ended December 31, 2022, compared to $29.1 million for the year ended December 31, 2021. The decreases in United States and international net revenue were primarily due to decreases in volume of sales of capital equipment and decreases in the number of disposables sold. The decrease in demand for our products was driven by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease.

Cost of Revenue and Gross Margin

Cost of revenue decreased $10.5 million, or 17.5%, to $49.6 million for the year ended December 31, 2022 compared to $60.1 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in sales volumes of our capital equipment and disposables, partially offset by non-recurring charges related to the transfer of certain activities to our contract manufacturer and our manufacturing facility in Mexico, increases in our reserves for excess and obsolete inventory, increased termination costs and under-absorption of labor and overhead costs due to lower production levels.

Gross profit as a percent of revenue decreased to 25.8% for the year ended December 31, 2022 compared to 46.9% for the year ended December 31, 2021. Gross profit as a percent of revenue was negatively impacted by lower revenue and production levels, non-recurring charges related to the transfer of certain activities to our contract manufacturer and our manufacturing facility in Mexico, increased reserves for excess and obsolete inventory, and increased termination costs.

Research and Development Expenses

Research and development expenses increased $2.4 million, or 13.0%, to $20.8 million for the year ended December 31, 2022 compared to $18.4 million for the year ended December 31, 2021. As a percentage of revenue, research and development expenses increased to 31.1% in 2022 compared to 16.3% in 2021. The increase in research and development expenses was primarily due to increases in employee-related expenses, including termination costs and stock-based compensation, and product development costs associated with the development of our future generation High Velocity Therapy systems, partially offset by decreased third party development costs and patent-related costs. The increase in research and development expenses as a percentage of revenue was primarily due to a decrease in revenues during 2022 compared 2021.

Sales and Marketing Expenses

Sales and marketing expenses decreased $14.0 million, or 23.4%, to $46.1 million for the year ended December 31, 2022 compared to $60.1 million for the year ended December 31, 2021. As a percentage of revenue, sales and marketing expenses increased to 69.0% in 2022 compared to 53.1% in 2021. The decrease in sales and marketing expenses was primarily due to decreased headcount resulting in decreased sales commission expenses, and employee-related expenses, partially offset by increased termination costs, travel expenses and stock-based compensation. The increase in sales and marketing expenses as a percentage of revenue was primarily due to a decrease in revenues during 2022 compared 2021.

General and Administrative Expenses

General and administrative expenses decreased $3.6 million, or 11.4%, to $27.8 million for the year ended December 31, 2022 compared to $31.4 million for the year ended December 31, 2021. As a percentage of revenue, general and administrative expenses increased to 41.6% in 2022 compared to 27.7% in 2021. The decrease in general and administrative expenses was primarily due to decreased legal and consulting expenses, favorable changes in value of contingent consideration, and lower employee-related expenses. The increase in general and administrative expenses as a percentage of revenue was primarily due to a decrease in revenues during 2022 compared 2021.

Impairment of Goodwill

We recorded a goodwill impairment charge of $14.7 million related to the write down of goodwill of the Vapotherm Access reporting unit to its estimated fair value during the year ended December 31, 2022. There were no goodwill impairment charges recorded for the year ended December 31, 2021.

Impairment of Long-Lived and Intangible Assets

Impairment of long-lived and intangible assets totaled $7.7 million for the year ended December 31, 2022. The impairment charges related to the write down of Vapotherm Access intangible assets, operating lease right-of-use assets and property and equipment no longer deemed to be recoverable, and the write down of the Domain Sublease operating lease right-of-use assets and leasehold improvements no longer deemed to be recoverable, in each case to their estimated fair value during the year ended December 31, 2022.

Impairment of long-lived and intangible assets totaled $0.3 million during the year ended December 31, 2021 and related to the write off of trade names and trademarks no longer in use.

Loss on Disposal of Property and Equipment

We recorded a loss on disposal of certain property and equipment totaling $0.6 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Other Expense, Net

Other expense, net increased $10.1 million, or 374.3%, to $12.9 million for the year ended December 31, 2022 compared to $2.7 million for the year ended December 31, 2021. The increase in other expense, net was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during 2022 compared to 2021, and, to a lesser extent, the recognition of a loss on extinguishment related to our prior financing arrangement recorded in 2022.

Provision (Benefit) for Income Taxes

The provision for income taxes for the year ended December 31, 2022 totaled less than $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets and current foreign taxes, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. The benefit for income taxes for the year ended December 31, 2021 totaled $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Seasonality

Historically, we have experienced seasonality in our first and fourth quarters, and we expect this trend to continue. We did not experience this seasonality during 2021 primarily due to demand for our High Velocity Therapy technology during the COVID-19 pandemic. In addition, we have experienced, and may in the future experience, higher sales in the fourth quarter as a result of increased sales from hospitals nearing their fiscal year-end that have not fully utilized the funds allocated to purchases of our High Velocity Therapy systems. In the first quarter of each year, we have historically experienced, and may in the future experience, higher sales in direct correlation with the number of patients presenting with respiratory distress due to the severity of the flu season, especially in the Northern Hemisphere. We expect COVID-19 to be a permanent part of the respiratory landscape similar to the flu or RSV. While COVID-19 surges are unpredictable, we believe that these surges will be aligned to changes in seasons when individuals spend more time inside. Thus, we believe that COVID-19 will most likely impact our revenues during the first and fourth quarters of the year.

Liquidity and Capital Resources

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $16.8 million, working capital of $40.3 million and an accumulated deficit of $490.0 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $373.0 million in net proceeds from sales of our equity securities.

On February 10, 2023, we issued in a private placement an aggregate of 17,502,244 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 4,402,508 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 21,904,752 shares of common stock at a purchase price of $1.05 per unit for aggregate gross proceeds to us of approximately $23.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by us. The warrants and pre-funded warrants have exercise prices of $1.17 and $0.001 per share and expire in five years and 30 years, respectively. We intend to use the net proceeds from the offering primarily for sales and marketing, working capital, and other general corporate purposes.

Our Form 10-Q for the period ended September 30, 2022 included a going concern paragraph stating that there was substantial doubt about our ability to continue as a going concern within one year after the date that those condensed consolidated financial statements were issued. As of February 23, 2023, we believe that the substantial doubt about our ability to continue as a going concern has been resolved following the completion of our restructuring activities further described in Note 12 “Restructuring” to our consolidated financial statements included in this Annual Report on Form 10-K and the closing of a private placement financing for gross proceeds of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses, on February 10, 2023.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(80,157)	$(55,371)
Investing activities	(11,610)	(7,199)
Financing activities	51,324	4,370
Effect of exchange rate on cash, cash equivalents and restricted cash	(34)	(12)
Net decrease in cash, cash equivalents and restricted cash	$(40,477)	$(58,212)

Operating Activities

The net cash used in operating activities was $80.2 million in 2022 and consisted primarily of a net loss of $113.3 million and an increase of $10.0 million in net operating assets, partially offset by $43.1 million in non-cash charges. Non-cash charges consisted primarily of impairment of goodwill, stock-based compensation expense, impairment of long-lived and intangible assets, depreciation and amortization expense, a provision for inventory valuation, and non-cash lease expense, partially offset by a favorable change in fair value of contingent consideration.

The net cash used in operating activities was $55.4 million in 2021 and consisted primarily of a net loss of $59.8 million and an increase of $11.5 million in net operating assets, partially offset by $15.9 million in non-cash charges. Non-cash charges consisted primarily of stock-based compensation expense, depreciation and amortization and non-cash lease expense.

Investing Activities

Net cash used in investing activities for 2022 and 2021 consisted of purchases of property and equipment of $11.6 million and $5.9 million, respectively. Net cash used in investing activities in 2021 also included $1.3 million to acquire PCI.

Financing Activities

Net cash provided by financing activities was $51.3 million in 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, net proceeds under our at-the-market offering program of $1.1 million, purchases under our employee stock purchase plan of $0.2 million and proceeds received from the exercise of stock options of $0.1 million, partially offset by payments of debt issuance costs of $1.6 million, debt extinguishment costs of $0.8 million, and contingent consideration payments of $0.1 million.

Net cash provided by financing activities was $4.4 million in 2021 and consisted of proceeds from net borrowings under our credit facility of $1.7 million and proceeds from common stock issuances from stock option exercises and purchases under our employee stock purchase plan of $1.5 million and $1.2 million, respectively.

Credit Facilities

On February 18, 2022 (the “Effective Date”), we entered into the SLR Loan Agreement with SLR which provides for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to us on the Effective Date. In connection with this funding, we granted SLR warrants to purchase 107,373 shares of our common stock. On the Effective Date the warrants had an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to us upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under our prior loan agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”), as described below.

On August 1, 2022, we entered into an Amendment No. 1 to the SLR Loan Agreement (the “First Amendment,” together with the SLR Loan Agreement, as amended, the “Amended SLR Loan Agreement”) with SLR. Pursuant to the First Amendment, we were provided with a one-month extension of our covenant-free period through August 31, 2022.

On September 30, 2022, we entered into an Amendment No. 2 to the SLR Loan Agreement (the “Second Amendment,” together with the Amended SLR Loan Agreement, as amended, the “Second Amended SLR Loan Agreement”), with SLR. Pursuant to the Second Amendment:

•
our minimum net product revenue covenant was modified for the remainder of 2022;
•
a minimum liquidity covenant of $20.0 million was added;
•
the London Interbank Offered Rate was replaced with the Secured Overnight Financing Rate (the “SOFR”);
•
the exit fee was increased from 6.95% to 7.45% of the aggregate principal amount of the Second Amended SLR Loan Agreement; and
•
the SLR Term B Loan Facility and related facility fee were eliminated.

Concurrently with the closing of the Second Amendment, we amended and restated SLR’s warrants to purchase 107,373 shares of our common stock to reset the exercise price to $1.63 per share.

On November 22, 2022 (the “Third Amendment Effective Date”), we entered into an Amendment No. 3 to the SLR Loan Agreement (the “Third Amendment,” together with the Second Amended SLR Loan Agreement, as amended, the “Third Amended SLR Loan Agreement”), with SLR. Pursuant to the Third Amendment;

•
our minimum net product revenue covenant was modified for 2023;
•
the minimum liquidity covenant was reduced to $5 million from $20 million (the “Amended Liquidity Covenant”); and
•
an option was added, at our sole discretion, to pay up to 8% of the interest under the Third Amended Loan and Security Agreement in-kind (rather than solely in cash as provided for prior to the Third Amendment Effective Date) during 2023 (the “PIK Interest”), subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to the lenders equal to 5% of the PIK Interest.

In addition, the Third Amendment provided that if we raised $15 million of net cash equity proceeds (the “Equity Raise”) prior to July 1, 2023, the 2023 Minimum Revenue Covenant would be waived and we need only demonstrate net product revenue of at least $25 million (measured on trailing six-month basis for the period ending September 30, 2023) for the fiscal year ending December 31, 2023. Upon satisfaction of the Equity Raise, our PIK Interest option would be reduced to up to 4% of the interest rate under the Third Amended Loan and Security Agreement. Concurrently with the closing of the Third Amendment, we amended and restated SLR’s warrants to purchase 107,373 shares of our common stock to reset the exercise price to $0.48 per share.

Pursuant to the Third Amended SLR Loan Agreement, advances under the Third Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) 8.30%. At December 31, 2022, the interest rate was 12.58%. The outstanding balance was $100.0 million at December 31, 2022. The Third Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Third Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that we have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Third Amended SLR Loan Agreement. The Third Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Third Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, we will be required to make a payment of 7.45% of the aggregate principal amount of the Third Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Third Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Third Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Third Amended SLR Loan Agreement. In connection with the Third Amended SLR Loan Agreement, we incurred direct financing costs related to fees and non-cash consideration paid to SLR, and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of December 31, 2022. The Third Amended SLR Loan Agreement is secured by a lien on substantially all of our assets, including intellectual property.

The Third Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Third Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of December 31, 2022, we were in compliance with all financial covenants under the Third Amended SLR Loan Agreement.

The events of default under the Third Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Third Amended SLR Loan Agreement or any other loan documents, (2) our breach or default in the performance of any covenant under the Third Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Third Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Third Amended SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of December 31, 2022. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The Third Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Third Amended SLR Loan Agreement, subject to customary restrictions.

On February 18, 2022, we used $47.4 million of the SLR Term A Loan Facility to pay off all obligations owing under, and to terminate, our prior Loan and Security Agreement (the “CIBC Loan Agreement”) with CIBC which provided for a revolving loan facility of $12.0 million (the “CIBC Revolving Facility”) and a term loan facility of $40.0. million (the “CIBC Term Facility” and, together with the Revolving Facility, the “CIBC Facilities”). As a result of the termination of the CIBC Loan Agreement, we recorded a loss on extinguishment of debt of $1.1 million, which included the prepayment penalty, write-off of the remaining unamortized deferred financing costs, and legal fees during the first quarter of 2022.

On February 10, 2023 (the “Fourth Amendment Effective Date”), we entered into an Amendment No. 4 to Loan and Security Agreement with SLR, and the lenders party thereto (the “Fourth Amendment,” together with the Third Amended Loan and Security Agreement, the “Fourth Amended Loan and Security Agreement”). The Fourth Amendment includes the option for us to pay up to 9% of the interest in-kind (rather than up to 8% as provided for prior to the Fourth Amendment Effective Date) during 2023 (the “PIK Interest”). Under the Fourth Amendment, the PIK Interest option is reduced to 4% of the interest if we raise $25 million of net cash equity proceeds prior to July 1, 2023 and is further reduced to 0% of the interest if we raise $30 million of net cash equity proceeds prior to January 1, 2024.

Additionally, if we elect PIK Interest of 9% the amount of Warrants to be granted increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and our monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provides for a reset of the Strike Price of the Warrants issued in connection with our election of PIK Interest equal to the lower of our closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $1.17 per share.

At-the-Market Agreement

On December 20, 2019, we entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) under which we may offer and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as our sales agent. During the year ended December 31, 2022, we sold 1,741,514 shares of our common stock for net proceeds of approximately $1.1 million. As of December 31, 2022, the registration statement under which this program was registered has expired.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations under contingent consideration, debt, lease and purchase arrangements are provided in the Notes 4, 10 and 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

The following critical accounting estimates have had a material impact on our consolidated financial statements during the years ended December 31, 2022 and 2021, however, they no longer involve a significant level of uncertainty at December 31, 2022.

Contingent Consideration

Management is responsible for determining the appropriate valuation model and estimated fair value of contingent consideration. To estimate the fair value, management considers a number of factors, including information provided by a third-party valuation advisor. Contingent consideration liabilities are reported at their estimated fair values based on probability-adjusted present values of the consideration expected to be paid, using significant inputs and estimates. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving certain milestones, discount rates consistent with the level of risk of achievement, and volatility rates. The fair value of the contingent consideration liability is remeasured at each reporting period, with changes in the fair value included in current operations. The remeasured liability amount could be significantly different from the amount estimated at the acquisition date, resulting in material charges or credits in future reporting periods. The contingent consideration had no remaining fair value at December 31, 2022 and totaled $9.1 million at December 31, 2021. The change in fair value of contingent consideration, recorded within general and administrative expenses in the consolidated statement of comprehensive loss, for the year ended December 31, 2022 totaled $3.4 million and was a reduction in fair value and, therefore, a reduction in operating expenses.

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

During the second quarter of 2022, a substantial decline in our stock price and actual and forecasted revenues, and other factors such as leadership changes in the Vapotherm Access reporting unit, represented indicators of impairment which triggered an interim impairment assessment. As a result, during the second quarter of 2022, we recognized an impairment charge of $14.7 million to write down the goodwill of the Vapotherm Access reporting unit to its estimated fair value. We compared the fair value of our reporting units to their carrying values as of October 1, 2022 and 2021, noting no additional impairments of goodwill during 2022 or 2021.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Third Amended SLR Loan Agreement and interest rates associated with our invested cash balances. Borrowings under our Third Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one month Secured Overnight Financing Rate (the “SOFR Rate”), plus (b) 8.30%. At December 31, 2022, the interest rate was 12.58%. As of December 31, 2022, borrowings under our Third Amended SLR Loan Agreement totaled $100.0 million. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.0 million impact on our interest expense on an annual basis.

On December 31, 2022, we had cash invested in money market deposits of $3.7 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions.

Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar, the British pound sterling and the Mexican peso, and to a lesser extent, the euro and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ (deficit) equity. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and the Mexican peso and to a lesser extent, the euro and the Singapore dollar. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.3% and 3.6% of consolidated net revenues for the years ended December 31, 2022 and 2021, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 3.8% and 1.8% of our total assets at December 31, 2022 and 2021, respectively. There were no material assets denominated in the Mexican peso at December 31, 2022 or 2021. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the year ended December 31, 2022, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue into 2023. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
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

Based on this assessment, our senior management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Grant Thornton LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Vapotherm, Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York

February 23, 2023

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business – Information about our Executive Officers,” the information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1)
Financial Statements:

The following documents are included on pages F-1 through F-35 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

Exhibit Number	Description

3.1

Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 20, 2018 (File No. 001-38740) and incorporated herein by reference)

3.2

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2020 (File No. 001-38740) and incorporated herein by reference)

3.3

Second Amended and Restated Bylaws of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 10, 2023 (File No. 001-38740) and incorporated herein by reference)

4.1

Form of Certificate of Common Stock of Vapotherm, Inc. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

4.2

Tenth Amended and Restated Registration Rights Agreement, dated September 27, 2018, among Vapotherm, Inc. and the Investors party thereto (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.3

Form of Warrant to Purchase Series B Preferred Stock, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.4

Warrant to Purchase Series C Preferred Stock, dated July 28, 2015, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.5

Form of Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2022, issued by Vapotherm, Inc. in Connection with Credit Facility (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 22, 2022 (File No. 001-38740) and incorporated herein by reference)

4.6

Form of Pre-Funded Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

4.7

Form of Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

10.1

Lease, dated September 30, 2016, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.2

First Amendment to Lease, dated September 11, 2017, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.3

Second Amendment to Lease, dated June 6, 2018, between Vapotherm, Inc. and 100 Domain Drive EI, LLC (previously filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.4

Third Amendment to Lease, dated July 26, 2018, between 100 Domain Drive EI, LLC and Vapotherm, Inc. (previously filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.5

Fourth Amendment to Lease Agreement, dated August 23, 2020, between 100 Domain Drive EI, LLC, as administrator of the tenancy in common with 100 Domain Drive DD and Vapotherm, Inc. (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.6

Lease Agreement, dated June 17, 2022, by and among Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. and Baja Fur, S.A. de C.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.7

Loan and Security Agreement, dated as of February 18, 2022, among SLR Investment Corp., as Collateral Agent, and the Lenders Thereto, Vapotherm, Inc., as Borrower, and HGE Health Care Solutions, LLC, Vapotherm Access Care Management Network, LLC, and Vapotherm Access Management Services, LLC, as Guarantor (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.8

Amendment No. 1 to Loan and Security Agreement dated as of August 1, 2022 among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-38740) and incorporated herein by reference)

10.9

Amendment No. 2 to Loan and Security Agreement, dated as of September 30, 2022, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2022 (File No. 001-38740) and incorporated herein by reference)

10.10

Amendment No. 3 to Loan and Security Agreement, dated as of November 22, 2022, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2022 (File No. 001-38740) and incorporated herein by reference)

10.11

Amendment No. 4 to Loan and Security Agreement, dated as of February 10, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023 (File No. 001-38740) and incorporated herein by reference)

10.12***

Manufacturing Services Agreement, effective as of May 25, 2022, by and between TACNA Services, Inc. and Vapotherm, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2022 (File No. 001-38740) and incorporated herein by reference)

10.13

Absolute Unconditional Corporate Guaranty Agreement, dated June 24, 2022, by Vapotherm, Inc. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.14 †

Vapotherm, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.15 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2005 Stock Incentive Plan (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.16 †

Vapotherm, Inc. Amended and Restated 2015 Stock Incentive Plan, as amended (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.17 †

Vapotherm, Inc. 2015 Stock Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.18 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2015 Stock Incentive Plan (previously filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.19 †

Vapotherm, Inc. 2018 Employee Stock Purchase Plan (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.20 †

Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.21 †

Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-38740) and incorporated herein by reference)

10.22 †

Amended and Restated Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan, dated August 31, 2020 (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.23 †

Form of Non-Statutory Employee Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.24†

Form of Non-Statutory Non-Employee Director Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.25 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.26 †

Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.27 †

Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.28 †

Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.29 †

Form of Performance Stock Unit Agreement for Executive Officers pursuant to the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K as filed on January 4, 2022 (File No. 001-38740) and incorporated herein by reference)

10.30 †

Vapotherm, Inc. 2018 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.31 †

Form of Indemnification Agreement between Vapotherm, Inc. and each Director and Officer (previously filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.32 †

Amended and Restated Employment Agreement, dated October 17, 2018, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.33 †

Form of Confidentiality, Non-Compete and Assignment of Inventions Agreement between Vapotherm, Inc. and each Officer (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.34 †

Letter Agreement, dated October 17, 2018, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.35 †

Indefinite Term Employment Contract, dated March 14, 2016, by and between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (File No. 001-38740) and incorporated herein by reference)

10.36 †

First Amendment, dated September 15, 2020, to Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.37 †

Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.38 †

Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.39 †

Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.40 †*	Separation Pay Agreement, dated as of March 24, 2022 between Vapotherm, Inc. and Brian Lawrence

10.41 †*	Offer Letter Agreement, dated November 15, 2021, between Vapotherm, Inc. and Brian Lawrence

10.42

Open Market Sale Agreement, dated December 20, 2019, between Vapotherm, Inc. and Jefferies LLC (previously filed as Exhibit 1.2 to the Registration Statement on Form S-3 filed on December 20, 2019 (File No. 333-235657 and incorporated herein by reference)

10.43

Securities Purchase Agreement, dated as of February 7, 2023, among Vapotherm, Inc. and each Purchaser party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

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

* Filed herewith

** Furnished herewith

*** Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K

† Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPOTHERM, INC.

Date: February 23, 2023	By:	/s/ Joseph Army
	Name:	Joseph Army
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Army	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Joseph Army

/s/ John Landry	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
John Landry

/s/ Dorota McKay	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Dorota McKay

/s/ Anthony Arnerich	Director	February 23, 2023
Anthony Arnerich

/s/ Lance Berry	Director	February 23, 2023
Lance Berry

/s/ Lori Knowles	Director	February 23, 2023
Lori Knowles

/s/ James Liken	Director	February 23, 2023
James Liken

/s/ Mary Beth Moynihan	Director	February 23, 2023
Mary Beth Moynihan

/s/ Donald Spence	Director	February 23, 2023
Donald Spence

/s/ Elizabeth Weatherman	Director	February 23, 2023
Elizabeth Weatherman

VAPOTHERM, INC.

at

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Vapotherm, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

New York, New York

February 23, 2023

VAPOTHERM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$15,738	$57,071
Accounts receivable, net	9,102	10,909
Inventories	32,980	36,562
Prepaid expenses and other current assets	2,081	5,205
Total current assets	59,901	109,747
Property and equipment, net	26,636	22,157
Operating lease right-of-use assets	5,805	7,045
Restricted cash	1,109	253
Goodwill	536	15,300
Intangible assets, net	-	4,398
Deferred income tax assets	96	78
Other long-term assets	2,112	1,107
Total assets	$96,195	$160,085
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$2,739	$5,923
Contract liabilities	1,216	2,081
Accrued expenses and other current liabilities	15,609	28,559
Revolving loan facility	-	6,608
Total current liabilities	19,564	43,171
Long-term loans payable, net	96,994	39,726
Other long-term liabilities	7,827	10,521
Total liabilities	124,385	93,418
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of December 31, 2022 and 2021, 28,516,047 and 26,126,253 shares issued and outstanding as of December 31, 2022 and 2021, respectively	29	26
Additional paid-in capital	461,940	443,358
Accumulated other comprehensive (loss) income	(157)	26
Accumulated deficit	(490,002)	(376,743)
Total stockholders’ (deficit) equity	(28,190)	66,667
Total liabilities and stockholders’ (deficit) equity	$96,195	$160,085

The accompanying notes are an integral part of these consolidated financial statements.

Vapotherm, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net revenue	$66,801	$113,292
Cost of revenue	49,558	60,104
Gross profit	17,243	53,188
Operating expenses
Research and development	20,802	18,410
Sales and marketing	46,091	60,140
General and administrative	27,796	31,375
Impairment of goodwill	14,701	-
Impairment of long-lived and intangible assets	7,676	323
Loss on disposal of property and equipment	568	105
Total operating expenses	117,634	110,353
Loss from operations	(100,391)	(57,165)
Other (expense) income
Interest expense	(11,643)	(2,595)
Interest income	139	91
Foreign currency loss	(239)	(225)
Loss on extinguishment of debt	(1,114)	-
Other	-	18
Net loss before income taxes	$(113,248)	$(59,876)
Provision (benefit) for income taxes	11	(76)
Net loss	$(113,259)	$(59,800)
Other comprehensive loss:
Foreign currency translation adjustments	(183)	(15)
Total other comprehensive loss	$(183)	$(15)
Total comprehensive loss	$(113,442)	$(59,815)
Net loss per share - basic and diluted	$(4.24)	$(2.31)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	26,732,940	25,936,970

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2020	25,722,984	$26	$430,781	$41	$(316,943)	$113,905
Issuance of common stock upon exercise of options	168,289	-	1,511	-	-	1,511
Issuance of common stock for restricted stock units and awards	141,569	-	161	-	-	161
Issuance of common stock under the Employee Stock Purchase Plan	75,313	-	1,139	-	-	1,139
Issuance of common stock for services	18,098	-	413	-	-	413
Stock-based compensation expense	-	-	9,353	-	-	9,353
Foreign currency translation adjustments	-	-	-	(15)	-	(15)
Net loss	-	-	-	-	(59,800)	(59,800)
Balance at December 31, 2021	26,126,253	$26	$443,358	$26	$(376,743)	$66,667

Issuance of common stock in connection with at-the-market offering, net	1,741,514	2	1,062	-	-	1,064
Issuance of common stock upon exercise of options	23,592	-	65	-	-	65
Issuance of common stock for restricted stock units and awards	131,339	-	12	-	-	12
Issuance of common stock under the Employee Stock Purchase Plan	107,317	-	228	-	-	228
Issuance of common stock for services	17,864	-	360	-	-	360
Issuance of common stock to satisfy contingent consideration	368,168	1	5,629	-	-	5,630
Issuance and modification of common stock warrants	-	-	1,201	-	-	1,201
Stock-based compensation expense	-	-	10,025	-	-	10,025
Foreign currency translation adjustments	-	-	-	(183)	-	(183)
Net loss	-	-	-	-	(113,259)	(113,259)
Balance at December 31, 2022	28,516,047	$29	$461,940	$(157)	$(490,002)	$(28,190)
The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(113,259)	$(59,800)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,385	9,766
Depreciation and amortization	5,180	5,648
Provision for bad debts	224	(161)
Provision for inventory valuation	3,083	70
Non-cash lease expense	2,127	1,764
Change in fair value of contingent consideration	(3,351)	(1,813)
Impairment of goodwill	14,701	-
Impairment of long-lived and intangible assets	7,676	323
Loss on disposal of property and equipment	568	105
Placed unit reserve	646	155
Amortization of discount on debt	686	128
Loss from deconsolidation	35	-
Deferred income taxes	11	(76)
Loss on extinguishment of debt	1,114	-
Changes in operating assets and liabilities:
Accounts receivable	1,162	12,400
Inventories	449	(16,759)
Prepaid expenses and other assets	(1,771)	1,458
Accounts payable	(3,347)	798
Contract liabilities	(844)	(892)
Accrued expenses and other liabilities	(3,285)	(6,724)
Operating lease liabilities, current and long-term	(2,347)	(1,761)
Net cash used in operating activities	(80,157)	(55,371)
Cash flows from investing activities
Purchases of property and equipment	(11,610)	(5,895)
Acquisition of business, net of cash acquired	-	(1,304)
Net cash used in investing activities	(11,610)	(7,199)
Cash flows from financing activities
Proceeds from loans, net of discount	99,094	-
Proceeds from revolving loan facility	-	4,882
Repayment of loans	(40,000)	-
Payments of debt extinguishment costs	(817)	-
Payment of debt issuance costs	(1,567)	-
Repayments on revolving loan facility	(6,608)	(3,162)
Payment of contingent consideration	(135)	-
Proceeds from issuance of common stock in connection with at-the-market offerings, net	1,064	-
Proceeds from issuance of common stock under Employee Stock Purchase Plan	228	1,139
Proceeds from exercise of stock options	65	1,511
Net cash provided by financing activities	51,324	4,370
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(12)
Net decrease in cash, cash equivalents and restricted cash	(40,477)	(58,212)
Cash, cash equivalents and restricted cash
Beginning of period	57,324	115,536
End of period	$16,847	$57,324
Supplemental disclosures of cash flow information
Interest paid during the period	$8,834	$2,466
Property and equipment purchases in accounts payable and accrued expenses	$702	$422
Issuance of common stock to satisfy contingent consideration	$5,630	$-
Issuance of common stock warrants in conjunction with long term debt	$1,201	$-
Issuance of common stock for services	$360	$413
Issuance of common stock upon vesting of restricted stock units	$12	$161

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.
Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure, pneumonia, asthma and COVID-19 or other systemic conditions. The Company’s mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. The Company’s digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although the Company recently decided to exit its standalone remote patient monitoring business, the Company is using the underlying technology to develop digital capabilities for the Company’s devices. While these device and digital solutions function independently, the Company believes leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. The Company’s HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. The Company’s next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the FDA in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022.

In certain countries outside the United States, the Company currently offers its OAM, which launched in the United Kingdom, select European markets, and Israel in late 2020. The OAM can be used with most versions of the Company’s Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death.

The Company sells its High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. The OAM is sold through a direct sales organization in the United Kingdom, Germany, Belgium and Spain and through distributors in Europe and the Middle East. The Company is in the process of seeking FDA approval to market the OAM in the United States. In addition, the Company employs field-based clinical managers who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

On November 2, 2021, HGE Health Care Solutions, LLC (“HGE”), a wholly owned subsidiary of the Company, affiliated with a leading pulmonology practice in Tulsa, Oklahoma known as Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). RespirCare provided in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI Management Group LLC, now known as Vapotherm Access Management Services LLC (“PCI”), and PCI’s arrangements with RespirCare and its physician shareholder. The Company consolidates PCI and consolidated RespirCare for accounting and tax purposes (see Note 3). In August 2022, the Company made the decision to exit its relationship with RespirCare and effective October 31, 2022, PCI and RespirCare terminated the arrangement. As of October 31, 2022, RespirCare was deconsolidated from these consolidated financial statements (see Note 12).

Issuance of Securities through a Private Placement

On February 10, 2023 (the “Closing Date”), the Company issued in a private placement an aggregate of 17,502,244 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 4,402,508 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 21,904,752 shares of common stock (the “Warrant Shares”) at a purchase price of $1.05 per unit for aggregate gross proceeds to the Company of approximately $23.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The Warrants will expire five years following the Closing Date, will have an exercise price of $1.17 per share, and are immediately exercisable upon issuance. The Pre-Funded Warrants will expire 30 years following the Closing Date or when exercised in full, will have an exercise price of $0.001 per share, and are immediately exercisable upon issuance. The exercise price and number of shares of Common Stock issuable upon the exercise of the Warrants and the Pre-Funded Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and the Pre-Funded Warrants. The Company intends to use the net proceeds from the offering primarily for sales and marketing, working capital, and other general corporate purposes.

Going Concern

The Company’s Form 10-Q for the period ended September 30, 2022 included a going concern paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern within one year after the date that those condensed consolidated financial statements were issued.

As of February 23, 2023, management believes that the substantial doubt about the Company’s ability to continue as a going concern has been resolved following the completion of the Company’s restructuring activities further described in Note 12 “Restructuring,” and the closing of a private placement financing for gross proceeds of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses, on February 10, 2023.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements include the accounts of the Company, which includes its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. As of October 31, 2022, RespirCare was deconsolidated from these consolidated financial statements (see Note 12).

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc., and three reporting units, Vapotherm, Vapotherm UK Ltd. (“Vapotherm UK,” formerly Solus Medical Ltd.) and Vapotherm Access. During the third quarter of 2022, the Company made a strategic decision to cease future commercial investment in the Vapotherm Access standalone remote patient monitoring reporting unit. As a result, the Vapotherm Access segment was merged into the Vapotherm reporting unit as of December 31, 2022. Segment information is consistent with how the chief operating decision maker reviews the business, makes investing and resource allocation decisions and assesses operating performance.

As of December 31, 2022, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $14.9 million, including $9.9 million located in Mexico, at December 31, 2022. Long-term assets located outside the United States totaled $2.4 million at December 31, 2021.

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

Financial Instruments and Concentrations of Credit Risk

As of December 31, 2022 and 2021, the Company’s financial instruments were comprised of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At December 31, 2022 and 2021, deposits exceeded the amount of any insurance provided.

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

Realized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in other (expense) income in the consolidated statements of comprehensive loss. Unrealized foreign currency gains or losses arising from transactions denominated in foreign currencies are recorded in accumulated other comprehensive (loss) income.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of December 31, 2022, $1.0 million of the Company’s $16.8 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2021, $1.1 million of the Company’s $57.3 million of cash, cash equivalents and restricted cash balance was located outside of the United States.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$15,738	$57,071
Restricted cash	1,109	253
Total cash, cash equivalents, and restricted cash	$16,847	$57,324

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

Offering Costs

The Company incurs offering costs consisting of legal, accounting and other costs directly attributable to the Company’s offerings of equity securities and defers such costs until the closing of the offerings. Upon closing of the offerings, such costs are netted against the proceeds received. Offering costs totaled $0.2 million for the year ended December 31, 2022. There were no offering costs incurred for the year ended December 31, 2021.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used on-site at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expenses in the consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying consolidated statements of comprehensive loss.

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value (see Note 12).

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating expenses.

The lives used in computing straight-line depreciation are as follows:

Number of Years
Equipment	3 - 7
Furniture	5 - 7
Manufacturing equipment	3 - 10
Software	2 - 4
Demonstration, placements and evaluation units	3 - 7
Leasehold improvements	Lesser of life of lease or 10 years

Intangible Assets

Intangible assets are related to customer relationships, developed technology, customer agreements, trademarks and trade names and are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss for customer-related intangible assets while amortization of other intangible assets is included within general and administrative expenses in the consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired (see Note 8).

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

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference (see Note 8).

Leases

The Company’s operating leases primarily consist of real estate leases for office, manufacturing, research and development, and warehouse space, as well as certain vehicle and equipment leases. Accounting Standards Codification (“ASC”), Leases (“ASC 842”) requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset, subject to certain permitted accounting policy elections. Under ASC 842, the Company determines whether a contract is or contains a lease at the inception of the contract. This determination is based on whether the contract provides the Company the right to control the use of a physically distinct asset and substantially all of the capacity of an asset. Leases with an initial noncancelable term of twelve months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are classified as short-term leases. The Company has elected as an accounting policy to exclude from the consolidated balance sheets the right-of-use assets and lease liabilities related to short-term leases. The Company recognizes rent expense for its operating leases on a straight-line basis over the term of the lease.

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

Many of the Company’s leases include fixed and variable payments. Among other charges, variable payments related to real estate leases include real estate taxes, insurance, operating expenses, and common area maintenance, which are usually billed at actual amounts incurred proportionate to the Company’s rented square feet of the building. Variable payments related to vehicle and equipment leases relate to usage of the underlying asset, sales and use tax, and value-added tax. Variable payments that do not depend on an index or rate are expensed as incurred and are not included in the measurement of the lease liability.

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

Contingent Consideration

Contingent consideration is initially recorded at its acquisition date fair value, is remeasured at each reporting date and is included in accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. Fair value is estimated utilizing several key assumptions and is remeasured at each reporting period with changes in fair value being recorded as a component of general and administrative expense in the consolidated statements of comprehensive loss (see Note 4 and Note 9).

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the consolidated balance sheets. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2020	$561
Provisions for warranty obligations	205
Settlements	(436)
Balance at December 31, 2021	330
Provisions for warranty obligations	234
Settlements	(283)
Balance at December 31, 2022	$281

Deferred Financing Costs

Direct financing costs are deferred and amortized as a component of interest expense, over the term of the related debt. The balance of unamortized deferred financing costs related to Company’s term loan is presented as a reduction of the related borrowing arrangement liability and totaled $3.0 million and $0.3 million at December 31, 2022 and 2021, respectively. Amortization of deferred financing costs was $0.7 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Insurance

The Company is self-insured for certain obligations related to health insurance. The Company also purchases stop-loss insurance to protect itself from material losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred but have not been reported. The Company’s estimates consider expected claim experience and other factors. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the High Velocity Therapy systems. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of the High Velocity Therapy capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who provide service on the High Velocity Therapy capital units outside of the United States and United Kingdom. Service revenue also included fees from the standalone remote patient monitoring services sold through Vapotherm Access. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and are accounted for as a reduction to the corresponding revenue category.

Under the Financial Accounting Standard Board’s (“FASB”) ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales, value-added, and other taxes collected on behalf of third parties are excluded from revenue. The Company’s standard payment terms are generally 30 days from the date of sale.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the year ended December 31, 2022 or 2021.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842 and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying consolidated balance sheets; these amounts totaled less than $0.1 million and $0.7 million at December 31, 2022 and 2021, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. Shipping and handling activities are accounted for as activities to fulfill a contract and are accrued when the customer obtains control of the Company’s product. The total costs of shipping and handling was $1.2 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Stock-Based Compensation

The Company maintains an equity incentive plan to provide long-term incentives for employees, consultants, and members of the board of directors. The plan allows for the issuance of non-statutory and incentive stock options, restricted stock, unrestricted stock, stock units, including restricted stock units and performance stock units, and stock appreciation rights to employees, consultants and non-employee directors. The Company recognizes stock-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC Topic 718, Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards, including grants of restricted stock, restricted stock units, performance stock units and stock options, to be recognized as expense in the consolidated statements of comprehensive loss based on their grant date fair values.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is measured at the market value of the related shares of the Company’s common stock on the grant date. The fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period and is generally three to four years. For performance-based awards, the related compensation cost is amortized over the performance period on an accelerated attribution basis. Compensation cost associated with performance awards is based on fair value on the date of grant and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. Cumulative adjustments are recorded each quarter to reflect estimated outcomes of the performance-related conditions until the results are determined and settled. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs, including the expected life (weighted average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. For the year ended December 31, 2021, expected volatility was calculated based on historical volatility of a group of publicly traded companies that the Company considers a peer group. Effective January 1, 2022, expected volatility is based on the historical volatility of the Company’s common stock. The expected life is estimated using the historical life of options issued under the Company’s equity plan. The risk-free interest rate is based on U.S. Treasury rates with a remaining term that approximates the expected life assumed at the date of grant. No dividend yield is assumed as the Company does not pay, and does not expect to pay, dividends on its common stock. The Company estimates forfeitures based on historical experience with pre-vested forfeitures. To the extent actual forfeitures differ from the estimate, the difference is recorded to compensation expense in the period of the forfeiture.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock. For purpose of this calculation, outstanding options, unvested restricted stock units, unvested performance stock units, unissued employee stock purchase plan shares, and warrants are considered potential dilutive shares of common stock.

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

Recently Issued Accounting Pronouncements

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for ASU 2016-13 to interim and annual periods beginning after December 15, 2022 for private companies, emerging growth companies following private company adoption dates, or public entities meeting the definition of smaller reporting companies as of the date of issuance of this update. Since the Company met the definition of a smaller reporting company as of the date of issuance of this update, the Company is not required to adopt ASU 2016-13 until January 1, 2023. The Company has completed a preliminary analysis and expects the cumulative effect adjustment related to the adoption of ASU 2016-13 and subsequent amendments to this standard not to be material to these consolidated financial statements. ASU 2016-13 will require the Company to provide additional financial disclosures, including quantitative and qualitative information by class of financing receivable about the credit quality of its financial assets, as well as a roll-forward of the allowance for doubtful accounts balance. The Company will also be required to update its accounting policies. Under the current accounting policy, the Company estimates credit losses based on history, economic conditions, and composition of the accounts receivable aging. Under ASU 2016-13, the Company will be required to pool its receivables according to their risk profile and estimate expected losses upon initial recognition of these receivables.

3. Business Combination

PCI and RespirCare

On November 2, 2021, HGE acquired PCI and became affiliated with a leading pulmonology practice in Tulsa Oklahoma known as RespirCare. RespirCare provides in-person and virtual care to COPD and other respiratory distress patients in Oklahoma (and potentially other states with licensure reciprocity). This affiliation was structured as an acquisition of RespirCare’s management company, PCI and PCI’s arrangements with RespirCare and its physician shareholder. The Company consolidates PCI and consolidated RespirCare for accounting and tax purposes.

The purchase price, net of cash acquired, of $1.7 million was funded with cash payments of approximately $1.3 million and the settlement of $0.4 million of preexisting transactions. The acquisition was accounted for as an acquisition of a business. The following table summarizes the purchase price allocation that includes the fair value of the separately identifiable assets acquired and liabilities assumed as of November 2, 2021:

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

The Company has included the financial results of PCI and RespirCare in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $0.5 million and were recorded in general and administrative expenses as incurred during 2021.

During the second quarter of 2022, the Company wrote down the value of goodwill recorded in connection with the acquisition due to a decrease in the fair values of the Vapotherm Access standalone remote patient monitoring reporting unit below its carrying value. The decrease was attributable to a significant decrease in future forecasted revenues and uncertainty related to the Company’s ability to scale its standalone remote patient monitoring business given slower than expected patient enrollment (see Note 8).

During the third quarter of 2022, the Company made the decision to cease future commercial investments in the Vapotherm Access standalone remote patient monitoring reporting unit and began to wind down current commercial operations. As a result, the Company recorded an impairment charge of $0.6 million to write down the value of RespirCare’s property and equipment and operating lease right-of-use asset to its fair value. In August 2022, the Company made the decision to exit its relationship with RespirCare and effective October 31, 2022, PCI and RespirCare terminated their arrangement. As of October 31, 2022, RespirCare was deconsolidated from these consolidated financial statements (see Note 12).

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

As of December 31, 2022 and 2021, the Company had three items, cash equivalents, contingent consideration and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately $3.7 million and $35.6 million at December 31, 2022 and 2021, respectively, and are valued based on Level 1 of the fair value hierarchy. The Company’s contingent consideration, which had no remaining value at December 31, 2022, relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy. The contingent consideration totaled $9.1 million at December 31, 2021. The Company’s embedded derivative relates to the Company’s financing arrangement (see Note 10). Its fair value is deemed to be immaterial at December 31, 2022 and it is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the year ended December 31, 2022 or 2021.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement:

Balance at December 31, 2020	$13,187
Change in value of contingent consideration based on correction of purchase price calculation	(2,258)
Change in fair value of contingent consideration	(1,813)
Balance at December 31, 2021	9,116
Change in fair value of contingent consideration	(3,351)
Payments	(5,765)
Balance at December 31, 2022	$-

The change in fair value of contingent consideration was a reduction of $3.4 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss. The reduction in fair value of contingent consideration during the year ended December 31, 2022 was a result of a decrease in forecasted future revenues of Vapotherm Access and the Company’s decision to cease future commercial investments and to wind down current commercial operations of Vapotherm Access.

Payments of contingent consideration included $0.1 million paid in cash and $5.6 million paid through the issuance of 368,168 shares of the Company’s common stock during the year ended December 31, 2022 . There were no payments of contingent consideration during the year ended December 31, 2021.

During the first quarter of 2022, the Company granted the Company’s lender warrants to purchase 107,373 shares of common stock (the “Warrants”) with an estimated grant date fair value of $1.2 million. The Warrants were modified during the third quarter of 2022 to amend the exercise price from $13.97 per share to $1.63 per share and during the fourth quarter of 2022 to amend the exercise price from $1.63 per share to $0.48 per share. The modifications of the Warrants resulted in incremental increases in the fair value of the Warrants in each case of less than $0.1 million, which the Company recorded as an addition to the debt discount for non-cash consideration paid to the lender. The issuance and modifications of the Warrants were made in connection with the Company’s financing arrangement (see Note 10). These equity-classified Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The fair value of the Warrants are estimated on the date of grant and modification dates using the Black-Scholes pricing model with the following range of assumptions:

2022
Expected dividend yield	0.0%
Risk free interest rate	1.9%-3.9%
Expected stock price volatility	79.3%-98.0%
Expected term (years)	9.4-10.0

5. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2022	2021
United States	$6,611	$8,894
International	2,718	2,147
Total accounts receivable	9,329	11,041
Less: Allowance for doubtful accounts	(227)	(132)
Accounts receivable, net of allowance for doubtful accounts	$9,102	$10,909

No individual customer accounted for 10% or more of net revenue during the year ended December 31, 2022 or 2021. No individual customer accounted for 10% or more of total accounts receivable as of December 31, 2022 or 2021.

6. Inventories

Inventory balances, net of reserves, consist of the following:

	December 31,
	2022	2021
Finished goods	$16,215	$16,702
Raw materials	15,897	18,905
Component parts	868	955
Total inventories	$32,980	$36,562

The Company recorded a provision for excess and obsolete inventory of $3.1 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in the provision for the year ended December 31, 2022 related to a decrease in anticipated future demand.

7. Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. A summary of the components of property and equipment is as follows:

	December 31,
	2022	2021
Equipment	$1,143	$1,576
Furniture	1,279	1,387
Manufacturing equipment	15,406	14,318
Software	1,125	1,306
Demonstration, placement and evaluation units	18,397	19,109
Leasehold improvements	4,674	2,977
Construction in process	4,021	987
Total property and equipment	46,045	41,660
Less: Accumulated depreciation and amortization	(19,409)	(19,503)
Total property and equipment, net	$26,636	$22,157

Depreciation of property and equipment was $4.8 million and $5.0 million during the years ended December 31, 2022 and 2021, respectively.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2022 and 2021 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2020	$16,226	$5,694
Change in value based on correction of purchase price calculation and allocation	(2,222)	(340)
Acquired during the period	1,302	-
Amortization	-	(633)
Impairment charges	-	(323)
Foreign currency exchange rate changes	(6)	-
Balance at December 31, 2021	15,300	4,398
Impairment charges	(14,701)	(4,036)
Amortization	-	(351)
Foreign currency exchange rate changes	(63)	(11)
Balance at December 31, 2022	$536	$-

The following table presents a summary of acquired intangible assets:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Total
Customer relationships	$2,420	$(394)	$(2,026)	$-
Developed technology	2,400	(390)	(2,010)	-
Trade name/marks	360	(37)	(323)	-
Customer agreements	456	(456)	-	-
	$5,636	$(1,277)	$(4,359)	$-

The following table presents a summary of goodwill by reporting unit:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Foreign Currency Exchange Rate Changes	Total
Vapotherm	$14,701	$(14,701)	$-	$-
Vapotherm UK	584	-	(48)	536
	$15,285	$(14,701)	$(48)	$536

During the second quarter of 2022, a substantial decline in the Company’s stock price and other factors, including leadership changes in the Vapotherm Access reporting unit, represented indicators of long-lived asset impairment for the Vapotherm Access asset group, which triggered an interim impairment assessment. The Company determined that the carrying value of Vapotherm Access intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was primarily attributable to a significant decrease in future forecasted revenues, which reflected the notification of non-renewal of certain HGE customer relationships during the second quarter of 2022, as well as uncertainty related to the Company’s ability to scale its standalone remote patient monitoring business given slower than expected patient enrollment. As a result, the Company recognized an impairment charge of $4.0 million to write down HGE customer relationships and developed technology to their estimated fair value during the second quarter of 2022. The fair value of the intangible assets was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. Also during the third quarter of 2022, the Company recorded an impairment charge related to the long-lived assets, other than intangible assets, of Vapotherm Access and RespirCare of $2.1 million (see Note 12). During the year ended December 31, 2021, the Company recorded an impairment charge of $0.3 million related to trade names and trademarks of Vapotherm Access no longer in use.

The factors listed above, along with the long-lived asset impairment, also represented indicators of goodwill impairment which triggered an interim impairment assessment during the second quarter of 2022. Based on the results of the optional qualitative assessment, the Company determined that there were no indicators of impairment for the Vapotherm UK reporting unit, but the fair value of the Vapotherm Access reporting unit was more likely than not less than its carrying value. There is no goodwill allocated to the Vapotherm reporting unit.

To perform the quantitative assessment for the Vapotherm Access reporting unit, the Company determined the fair value using the income approach. The Company utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization margins, and discount rates. The Company’s forecasts are based on historical experience, expected market demand, and other industry information. The Company determined that the carrying value of the Vapotherm Access reporting unit exceeded the fair value, with the decrease in the fair value being primarily attributable to a significant decrease in future forecasted revenues, as discussed above. As a result, during the second quarter of 2022, the Company recognized an impairment charge of $14.7 million to write down the goodwill of the Vapotherm Access reporting unit to its estimated fair value. The Company compared the fair value of its reporting units to their carrying values as of October 1, 2022 and 2021, noting no additional impairments of goodwill during 2022 or 2021.

The Company recognized $0.3 million and $0.4 million of amortization expense within sales and marketing expenses related to the intangible assets during the years ended December 31, 2022 and 2021, respectively. The Company also recognized $0.1 million and $0.2 million of amortization expense within general and administrative expenses related to intangible assets during the years ended December 31, 2022 and 2021, respectively.

9. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Accrued bonuses	$2,981	$6,988
Accrued termination benefits	2,474	-
Operating lease liabilities, current portion	2,313	1,753
Accrued taxes	1,322	1,450
Accrued payroll and employee-related costs	938	2,734
Accrued commissions	727	5,181
Accrued interest	689	-
Accrued professional fees	621	1,682
Accrued vacation liability	601	786
Accrued freight	422	247
Accrued inventory	310	1,111
Product warranty reserve	281	330
Contingent consideration	-	3,952
Other	1,930	2,345
Total accrued expenses and other current liabilities	$15,609	$28,559

Other long-term liabilities consist of the following:

	December 31,
	2022	2021
Operating lease liabilities	$5,883	$5,357
Accrued term loan fees	1,885	-
Contingent consideration	-	5,164
Other	59	-
Total other long-term liabilities	$7,827	$10,521

10. Debt

Current Credit Facilities

On February 18, 2022 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp. (“SLR”) which provides for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to the Company on the Effective Date. In connection with this funding, the Company granted SLR warrants to purchase 107,373 shares of the Company’s common stock. On the Effective Date the warrants had an exercise price of $13.97 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to the Company upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”), as described below.

On August 1, 2022, the Company entered into an Amendment No. 1 to the SLR Loan Agreement (the “First Amendment,” together with the SLR Loan Agreement, as amended, the “Amended SLR Loan Agreement”) with SLR. Pursuant to the First Amendment, the Company was provided with a one-month extension of its covenant-free period through August 31, 2022.

On September 30, 2022, the Company entered into an Amendment No. 2 to the SLR Loan Agreement (the “Second Amendment,” together with the Amended SLR Loan Agreement, as amended, the “Second Amended SLR Loan Agreement”), with SLR. Pursuant to the Second Amendment:

•
the Company’s minimum net product revenue covenant was modified for the remainder of 2022;
•
a minimum liquidity covenant of $20.0 million was added;
•
the London Interbank Offered Rate was replaced with the Secured Overnight Financing Rate (the “SOFR”);
•
the exit fee was increased from 6.95% to 7.45% of the aggregate principal amount of the Second Amended SLR Loan Agreement; and
•
the SLR Term B Loan Facility and related facility fee were eliminated.

Concurrently with the closing of the Second Amendment, the Company amended and restated SLR’s warrants to purchase 107,373 shares of the Company’s common stock to reset the exercise price to $1.63 per share.

On November 22, 2022 (the “Third Amendment Effective Date”), the Company entered into an Amendment No. 3 to the SLR Loan Agreement (the “Third Amendment,” together with the Second Amended SLR Loan Agreement, as amended, the “Third Amended SLR Loan Agreement”), with SLR. Pursuant to the Third Amendment:

•
the Company’s minimum net product revenue covenant was modified for 2023;
•
the minimum liquidity covenant was reduced to $5 million from $20 million (the “Amended Liquidity Covenant”); and
•
an option was added, at the Company’s sole discretion, to pay up to 8% of the interest under the Third Amended Loan and Security Agreement in-kind (rather than solely in cash as provided for prior to the Third Amendment Effective Date) during 2023 (the “PIK Interest”), subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to the lenders equal to 5% of the PIK Interest.

In addition, the Third Amendment provided that if the Company raised $15 million of net cash equity proceeds (the “Equity Raise”) prior to July 1, 2023, the 2023 Minimum Revenue Covenant would be waived and the Company need only demonstrate net product revenue of at least $25 million (measured on trailing six-month basis for the period ending September 30, 2023) for the fiscal year ending December 31, 2023. Upon satisfaction of the Equity Raise, the Company’s PIK Interest option would be reduced to up to 4% of the interest rate under the Third Amended Loan and Security Agreement. Concurrently with the closing of the Third Amendment, the Company amended and restated SLR’s warrants to purchase 107,373 shares of the Company’s common stock to reset the exercise price to $0.48 per share.

Pursuant to the Third Amended SLR Loan Agreement, advances under the Third Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) 8.30%. At December 31, 2022, the interest rate was 12.58%. The outstanding balance was $100.0 million at December 31, 2022. The Third Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Third Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that the Company has the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Third Amended SLR Loan Agreement. The Third Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Third Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 3.0%, if such prepayment occurs on or prior to February 17, 2023, (ii) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (iii) 1.0%, if such prepayment occurs after February 18, 2024 but prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 7.45% of the aggregate principal amount of the Third Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Third Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Third Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Third Amended SLR Loan Agreement. In connection with the Third Amended SLR Loan Agreement, the Company has incurred direct financing costs related to fees and non-cash consideration paid to SLR, and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of December 31, 2022. The Third Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Third Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Third Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of December 31, 2022, the Company was in compliance with all financial covenants under the Third Amended SLR Loan Agreement.

The events of default under the Third Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Third Amended SLR Loan Agreement or any other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Third Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of its subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Third Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Third Amended SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of December 31, 2022. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period, as applicable.

The Third Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Third Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Third Amended SLR Loan Agreement as of December 31, 2022 are as follows:

Total Due
Years Ended December 31,
2023	$-
2024	-
2025	-
2026	83,333
2027	16,667
Less: Unamortized deferred financing costs	(3,006)
Long-term loans payable	$96,994

On February 10, 2023, the Company entered into an Amendment No. 4 to Loan and Security Agreement with SLR, and the lenders party thereto (the “Fourth Amendment,” together with the Third Amended Loan and Security Agreement, the “Fourth Amended Loan and Security Agreement.”) (see Note 21)

Prior Credit Facilities

On February 18, 2022, the Company used $47.4 million of the SLR Term A Loan Facility to pay off all obligations owing under, and to terminate, its prior Loan and Security Agreement (the “CIBC Loan Agreement”) with CIBC which provided for a revolving loan facility of $12.0 million (the “CIBC Revolving Facility”) and a term loan facility of $40.0 million (the “CIBC Term Facility” and, together with the Revolving Facility, the “CIBC Facilities”). As a result of the termination of the CIBC Loan Agreement, the Company recorded a loss on extinguishment of debt of $1.1 million, which included the prepayment penalty, write-off of the remaining unamortized deferred financing costs, and legal fees during the first quarter of 2022.

As of December 31, 2021, the Company had $40.0 million of the CIBC Term Facility outstanding under the CIBC Loan Agreement, which accrued interest at a floating rate equal to the Wall Street Journal (“WSJ”) Prime Rate plus 2.5% and was subject to a floor of 3.25%, and $4.9 million of outstanding borrowings under the CIBC Revolving Facility, which accrued interest at a floating rate per annum equal to the WSJ Prime Rate plus 1.0% and was subject to a floor of 3.25%. The CIBC Term Facility was scheduled to mature on October 21, 2025 and the CIBC Revolving Facility was scheduled to mature on October 21, 2022. As stated above, the CIBC Facilities were fully repaid and terminated on February 18, 2022 when the Company entered into the SLR Loan Agreement.

11. Commitments and Contingencies

Lease Commitments

In May 2016, the Company entered into a lease agreement for office and storage space at 100 Domain Drive, Exeter New Hampshire and has entered into several amendments since then to lease additional space. In total, the Company leases approximately 95,320 square feet of space at this facility and the lease, as most recently amended, is scheduled to expire on January 28, 2025. The Company has the option to renew the lease for two additional five-year terms by providing written notice twelve months prior to end of the initial or first lease extension term. The Company is not reasonably certain that it will renew the lease beyond January 2025.

In October 2019, the Company entered into an assignation and variation agreement for a lease of 453 square meters of office and warehouse space at 2 Dryden Loan, Bilston Glen Industrial Estate, Loanhead in the United Kingdom. The lease term, as amended, expires on February 15, 2027.

In November 2020, HGE, the Company’s subsidiary, brought with it, in connection with the acquisition, a real estate lease for 22,524 square feet of office space at 1301 Virginia Drive, Fort Washington, Pennsylvania. The lease term expires on July 31, 2025. HGE has the option to renew the lease for one additional five-year term by providing written notice six months prior to end of the current lease term. HGE does not intend to renew the lease beyond July 2025.

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

In November 2022, the Company entered into a lease agreement, which commenced in November 2022, where the Company assumed a real estate lease for 5,559 square feet of office space in Singapore. The lease term expires on January 1, 2026. The Company has the option to renew the lease for two additional three-year terms by providing written notice 6 months prior to end of the initial or first lease extension term. The Company expects to renew the lease under both extension terms.

The following table presents operating lease cost and information related to operating right-of-use assets and operating lease liabilities:

	Year Ended December 31,
	2022	2021
Operating lease cost	$2,797	$2,461
Variable lease cost	431	475
Total	$3,228	$2,936
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$3,011	$2,460
Operating right of use assets obtained in exchange for new operating lease liabilities	$3,541	$549
Weighted average remaining lease term - operating leases (in years)	3.9	3.3
Weighted average discount rate - operating leases	9.1%	8.1%

As of December 31, 2022, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
Years Ended December 31,
2023	$2,945
2024	3,238
2025	1,298
2026	809
2027	526
Thereafter	1,128
Total payments	9,944
Less interest	(1,748)
Total present value of lease payments	$8,196

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on its results of operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA will manage the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations of the Lessee arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.6 million as of December 31, 2022 and was recorded as an operating lease liability in these consolidated financial statements.

Other Commitments

As of December 31, 2022, the Company has non-cancellable purchase commitments for inventories, capital equipment and services of $8.8 million and $2.0 million, which are expected to be paid in 2023 and 2024, respectively.

12. Restructuring

On April 27, 2022, the Company committed to a plan (the “April 2022 Restructuring”) to relocate substantially all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Tijuana, Mexico and announced a reduction in force at the Exeter, New Hampshire facility that eliminated positions related to production, quality and operations services. As part of the April 2022 Restructuring, the Company also incurred severance related expenses due to senior level personnel retirements and transitions. As a result, during the year ended December 31, 2022, the Company incurred restructuring expenses of approximately $4.2 million, which comprise of impairments of long-lived assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified.

In connection with the April 2022 Restructuring and the relocation of manufacturing operations to Mexico, in December 2022, the Company vacated most of its leased space in its Exeter, New Hampshire facility and is in the process of marketing the space for a sublease or subleases through the remaining term of the operating lease. As the Company was no longer using the designated sublease space (“Domain Sublease”) in substantially the same manner as before and separately identifiable undiscounted future cash flows were negative, an interim impairment assessment was triggered for the Domain Sublease asset group. The Company determined the carrying value of the asset group was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was due to the Company vacating the Domain Sublease space. As a result, the Company recognized an impairment charge of $1.5 million for the Domain Sublease asset group, to write down the operating lease right-of-use assets and leasehold improvements to their estimated fair value during the fourth quarter of 2022. The fair value of the operating lease right-of-use assets and leasehold improvements were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. There were no impairments of operating lease right-of-use assets or property and equipment during the year ended December 31, 2021.

The Company expects to incur additional restructuring expenses over the next three months as part of the April 2022 Restructuring consisting of additional termination benefits of less than $0.1 million, and all of which will result in future cash expenditures. The Company estimates that its total restructuring expenses for the April 2022 Restructuring, all of which relate to termination benefits and impairments of long-lived assets, will be in the range of $4.2 million to $4.3 million and are expected to be paid through the end of the first quarter of 2023.

In late August 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company committed to a plan (the “August 2022 Restructuring”) to exit the Vapotherm Access standalone remote patient monitoring business, including RespirCare, and to restructure its commercial organization in the United States. The Company intends to use the underlying technology of Vapotherm Access to develop digital capabilities for the Company’s devices. On August 29, 2022, PCI provided RespirCare with a six-month without cause contract termination notice of its Master Service Agreement (“MSA”) with the clinic. The termination notice was subsequently amended and the MSA terminated effective October 31, 2022, resulting in the deconsolidation of RespirCare from these consolidated financial statements. The difference between the fair value of the consideration received and the carrying value of the assets and liabilities that were deconsolidated resulted in an immaterial loss from deconsolidation which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss. The pretax loss of the Vapotherm Access standalone remote patient monitoring reporting unit was $27.5 million for the year ended December 31, 2022, which includes impairment charges of $14.7 million and $6.2 million related to the write down of goodwill, and long-lived and intangible assets, respectively, in each case to their estimated fair value.

As a result of the August 2022 Restructuring, in September 2022, the Company announced a reduction in force at Vapotherm Access that eliminated positions related to patient care, marketing and administrative services and a reduction in force of the Company’s United States field teams. The Company also incurred severance related expenses due to personnel transitions. As a result, the Company incurred total restructuring expenses of approximately $3.4 million during the year ended December 31, 2022, which comprise of impairments of long-lived assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the August 2022 Restructuring.

The decision to cease future commercial investments in the Vapotherm Access standalone remote patient monitoring reporting unit triggered an interim impairment assessment of the Vapotherm Access and RespirCare asset groups. The Company determined the carrying values of the asset groups were not recoverable based on the excess of the carrying value of the asset groups over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset groups was primarily attributable to the decision to cease future commercial investments and begin to wind down current commercial operations. As a result, the Company recognized an impairment charge of $1.5 million and $0.6 million for the Vapotherm Access and RespirCare asset groups, respectively, to write down the operating lease right-of-use assets and property and equipment to their estimated fair value during the third quarter of 2022. The fair value of the operating lease right-of-use assets and property and equipment were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. There were no impairments of operating lease right-of-use assets or property and equipment during the year ended December 31, 2021.

The following table summarizes the restructuring activity from 2021 to 2022:

	Termination Benefits	Asset Impairments	Total
Balance at December 31, 2021	$-	$-	$-
April 2022 Restructuring costs incurred	2,725	1,501	4,226
August 2022 Restructuring costs incurred	1,285	2,139	3,424
Non-cash restructuring costs	-	(3,640)	(3,640)
Restructuring costs paid	(1,536)	-	(1,536)
Balance at December 31, 2022	$2,474	$-	$2,474

Substantially all of the restructuring accrual at December 31, 2022 is expected to be paid by the end of the first quarter of 2023.

The following table summarizes the classification of restructuring expense, including related impairment of long-lived and intangible assets, in the consolidated statements of comprehensive loss:

Year Ended
December 31, 2022
Cost of revenue	$950
Research and development	618
Sales and marketing	1,981
General and administrative	461
Impairment of long-lived and intangible assets	3,640
Total restructuring expense	$7,650

There were no restructuring charges recorded during the year ended December 31, 2021.
13. Stockholders’ (Deficit) Equity

Preferred Stock

As of December 31, 2022 and 2021, the Company has authorized 25,000,000 shares of preferred stock, at a par value of $0.001. As of December 31, 2022 and 2021, there are no shares of preferred stock outstanding.

Common Stock

As of December 31, 2022 and 2021, the Company has authorized 175,000,000 shares of common stock. The Company has 28,516,047 and 26,126,253 issued and outstanding shares of common stock as of December 31, 2022 and 2021, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

On November 13, 2020, the Company acquired HGE. The consideration payable to HGE equity holders included certain amounts contingent on the future performance of certain HGE service offerings (the “Contingent Consideration”), which could be paid in cash or common stock, at the sole discretion of the Company. To satisfy a portion of the Contingent Consideration, the Company issued an aggregate of 368,168 shares of its common stock with an aggregate fair value of $5.6 million to certain of the former equity holders of HGE during the first quarter of 2022.

On December 20, 2019, the Company entered into an Open Market Sales Agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through Jefferies as its sales agents. During the fourth quarter of 2022, the Company sold 1,741,514 shares of common stock pursuant to the ATM Agreement for gross proceeds of $1.3 million, or $1.1 million net of commissions and offering expenses. As of December 31, 2022, the registration statement under which this program was registered has expired.

14. Warrants

The table below sets forth the Company’s warrant activity for the years ended December 31, 2022 and 2021:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	182,076	$14.84
Warrants granted	-	-
Warrants expired	(148,128)	15.04
Outstanding at December 31, 2021	33,948	$14.00
Warrants granted	107,373	13.97
Warrants expired	(16,807)	14.00
Outstanding at December 31, 2022	124,514	$2.34

The Company’s warrants outstanding at December 31, 2022 have exercise prices ranging from $0.48 per share to $14.00 per share and expire at periods ranging from June 10, 2024 through February 18, 2032.

On February 18, 2022, in connection with the Company’s financing arrangement, the Company granted Warrants to purchase 107,373 shares of common stock to SLR. In connection with the Second Amendment, the Warrants were modified to amend the exercise price from $13.97 per share to $1.63 per share and with the Third Amendment, the Warrants were modified to amend the exercise price from $1.63 per share to $0.48 per share. The Warrants were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032 (see Note 10).

15. Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	For the Year Ended December 31, 2022
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$6,498	$2,486	$8,984
Disposable	36,637	9,731	46,368
Subtotal product revenue	43,135	12,217	55,352
Lease revenue
Capital equipment	473	409	882
Other	1,426	358	1,784
Service and other revenue	7,557	1,226	8,783
Total net revenue	$52,591	$14,210	$66,801

	For the Year Ended December 31, 2021
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$22,549	$11,117	$33,666
Disposable	50,764	15,867	66,631
Subtotal product revenue	73,313	26,984	100,297
Lease revenue
Capital equipment	4,087	234	4,321
Other	1,691	418	2,109
Service and other revenue	5,056	1,509	6,565
Total net revenue	$84,147	$29,145	$113,292

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s aggregated revenue during the year ended December 31, 2022 or 2021.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying consolidated balance sheets. The following table presents changes in contract liabilities during 2022 and 2021:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2020	$2,518	$459
Additions	7,430	369
Subtractions	(8,236)	(459)
Balance at December 31, 2021	$1,712	$369
Additions	2,867	194
Subtractions	(3,558)	(368)
Balance at December 31, 2022	$1,021	$195

16. Stock Plans and Stock-Based Compensation

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

Subject to customary anti-dilution adjustments, the number of shares of common stock that may be issued in satisfaction of awards under the 2018 Equity Plan was initially 998,900 shares, plus the number of shares (which will not exceed 769,419 shares) underlying awards under the Vapotherm, Inc. 2015 Stock Incentive Plan (the “2015 Equity Plan”), which plan was replaced by the 2018 Equity Plan, that, on or after the effectiveness of the 2018 Equity Plan, expire or are terminated, surrendered or cancelled without the delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the 2015 Equity Plan. In addition, the number of shares of common stock available for issuance under the 2018 Equity Plan is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) four percent of the number of outstanding shares of common stock as of the close of business on the immediately preceding December 31 or (ii) the number of shares determined by the Board of Directors on or prior to such date. As of December 31, 2022, there were no shares of common stock available for issuance under the 2018 Equity Plan. To date, stock options, performance awards, restricted stock awards and restricted stock units have been issued under the 2018 Equity Plan.

Stock-based compensation expense is allocated based on the employees’ and non-employees’ functions as follows:

	Year Ended December 31,
	2022	2021
Cost of revenue	$717	$729
Research and development	1,780	1,187
Sales and marketing	3,449	3,171
General and administrative	4,439	4,679
Total	$10,385	$9,766

During the years ended December 31, 2022 and 2021, the Company granted 17,864 and 18,098 shares of its common stock, respectively, to members of its Board of Directors and consultants under the 2018 Equity Plan that were valued at the closing price of the Company’s common stock at the date of grant and were fully vested on the date of grant.

During the years ended December 31, 2022 and 2021, the Company elected to modify certain outstanding option awards which resulted in the recognition of additional compensation expense of less than $0.1 million and $0.1 million, respectively.

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

Stock option activity for the year ended December 31, 2022 is as follows:

			Weighted
	Number of	Weighted	Average
	Underlying	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	1,924,734	$15.46	7.82	$13,071
Options granted	1,502,419	5.80
Options exercised	(23,592)	2.77
Options canceled	(305,455)	16.15
Outstanding at December 31, 2022	3,098,106	$10.79	7.96	$352
Exercisable at December 31, 2022	1,237,605	$13.79	6.50	$154
Vested and unvested expected to vest at December 31, 2022	2,827,294	$10.47	8.08	$336

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $4.12 and $18.97 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was less than $0.1 million and $3.3 million, respectively. As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to its unvested stock options awards of $9.5 million, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Year Ended December 31,
	2022	2021
Expected dividend yield	0.0%	0.0%
Risk free interest rate	2.8%	0.7%
Expected stock price volatility	84.1%	86.6%
Expected term (years)	6.3	6.1

The Company assumed an average forfeiture rate of 3.92% and 4.17% for the years ended December 31, 2022 and 2021, respectively, based on historical experience with pre-vested forfeitures.

Restricted Stock Units and Restricted Stock Awards

The Company has granted both restricted stock units and restricted stock awards.

A summary of restricted stock unit activity for the year ended December 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	509,388	$24.69
Granted	1,094,129	7.55
Vested	(141,142)	24.56
Canceled	(142,069)	22.02
Unvested at December 31, 2022	1,320,306	$10.78

A summary of restricted stock award activity for the year ended December 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	7,989	$1.68
Granted/purchased	545	20.72
Vested	(8,061)	2.97
Canceled	(473)	1.68
Unvested at December 31, 2022	-	$-

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $8.4 million, which is expected to be recognized over the remaining weighted average vesting period of 1.9 years. There are no remaining unvested restricted stock awards as of December 31, 2022.

Performance Stock Units

The Company has granted performance stock units. The quantity of shares that will ultimately vest and be issued upon settlement of the performance stock units range from 0% to 200% of a targeted number of shares and will be determined based on, and subject to, individual grant milestones.

A summary of performance stock unit activity, assuming target level of performance, during the year ended December 31, 2022 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2021	-	$-
Granted/purchased	177,698	18.78
Vested	-	-
Canceled	-	-
Unvested at December 31, 2022	177,698	$18.78

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to its unvested performance stock units of less than $0.1 million based on anticipated actual performance, which is expected to be recognized over the remaining weighted average vesting period of 1.0 years.

Employee Stock Purchase Plan

Subject to customary anti-dilution adjustments, the number of shares of common stock that are available for issuance under the ESPP was initially 166,500 shares. The number of shares of common stock available for issuance under the ESPP is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) the number of shares of common stock determined by the Board of Directors, up to a maximum of 1,741,300 shares of common stock. The number of shares of common stock reserved under the plan at December 31, 2022 totaled 827,203.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. The first offering period began on January 2, 2020 and ended on May 14, 2020. Subsequent offering periods began on each November 15th and May 15th or the first trading day thereafter. During the fourth quarter of 2021, the plan administrator revised the six-month offering periods to begin on each January 1st and July 1st or the trading day thereafter. During the year ended December 31, 2022, 107,317 shares of common stock were purchased by employees under the ESPP at an average price of $2.13 per share, resulting in cash proceeds of $0.2 million. During the year ended December 31, 2021, 75,313 shares of common stock were purchased by employees under the ESPP at an average price of $15.12 per share, resulting in cash proceeds of $1.1 million.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following range of assumptions:

	Year Ended December 31,
	2022	2021
Expected dividend yield	0.0%	0.0%
Risk free interest rate	0.2% - 2.5%	0.2%
Expected stock price volatility	45.0% - 106.6%	55.0%
Expected term (years)	0.5	0.5

17. Income Taxes

Net loss before income taxes is as follows:

	Year Ended December 31,
	2022	2021
United States	$(113,628)	$(59,973)
Singapore	252	-
United Kingdom	76	73
Germany	52	24
	$(113,248)	$(59,876)

During the year ended December 31, 2022, the Company recorded a tax provision of less than $0.1 million related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets and current foreign taxes, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by its foreign subsidiaries. During the year ended December 31, 2021, the Company recorded a tax benefit of approximately $0.1 million primarily related to a benefit for net deferred income tax assets deemed more likely than not to be realized by its foreign subsidiaries. The reported amount of income tax benefit for each of 2022 and 2021 differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance and various permanent differences.

A reconciliation of income tax expense is computed as the statutory federal income tax rate to income taxes as reflected in the financial statement as follows:

	Year Ended December 31,
	2022	2021
Federal income tax (benefit) at statutory rate	(21.0)%	(21.0)%
Permanent differences	(2.1)%	(5.4)%
Change in valuation allowance	23.8%	26.9%
Other	(0.7)%	(0.6)%
Income tax expense (benefit)	0.0%	(0.1)%

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards	$88,027	$69,579
Research and development costs	11,195	9,945
Tax credit carryforwards	7,352	6,068
Accrued expenses	5,648	4,425
Stock option expense attributed to non-ISO stock	4,686	3,473
Intangible assets	3,471	7
Operating lease liabilities	2,167	1,771
Accrued bonus and vacation	1,193	2,065
Inventory valuation reserves	802	117
Deferred revenue	228	281
Accrued warranty	74	89
Accounts receivable allowance	60	105
Other temporary differences	779	684
Gross deferred tax assets	125,682	98,609
Less: Valuation allowance	(122,086)	(95,309)
Deferred tax assets after valuation allowance	3,596	3,300
Deferred Tax Liabilities
Depreciation	(1,965)	(1,468)
Operating lease liabilities	(1,535)	(1,754)
Deferred tax liabilities	(3,500)	(3,222)
Net Deferred Tax Assets	$96	$78

The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, United Kingdom, Germany and Singapore. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $369.0 million and $182.0 million, respectively, which begin to expire in 2023. Federal net operating loss carryforwards generated during or after the year ended December 31, 2018 will carryforward indefinitely. As of December 31, 2022, the Company had federal research and development tax credits carryforwards of $7.2 million which begin to expire in 2023.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets generated from its UK subsidiary, which are comprised principally of net operating loss carryforwards and temporary differences between U.S. GAAP and tax depreciation. Under the applicable accounting standards management has concluded that the Company will realize the benefit of the subsidiary’s deferred tax asset.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its domestic deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized research and development expenses, and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $122.1 million and $95.3 million has been established at December 31, 2022 and 2021, respectively. The valuation allowance increased $26.8 million during the year ended December 31, 2022, due primarily to net operating losses generated, impairments of intangible assets and capitalized research and development expenses.

Years prior to 2018 are generally closed due to statute of limitations for purposes of taxing jurisdictions assessing additional tax; however, the tax attributes, including net operating losses and research credits, from such years can still be reviewed and reduced upon audit. Years beginning in 2018 remain open to examination for both federal and state purposes.

The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. Management is not aware of any uncertain tax positions. As of December 31, 2022 and 2021, the Company determined that there were no liabilities associated with uncertain tax positions and no related interest and penalties. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income taxes, when and if incurred.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2022 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

18. Net Loss Per Share

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	3,098,106	1,924,734
Unvested restricted stock units and awards and performance stock units	1,498,004	517,377
Warrants to purchase common stock	124,514	33,948
	4,720,624	2,476,059

19. Related Party Transactions

The Company recorded sales of $0.2 million and $1.2 million during the years ended December 31, 2022 and 2021, respectively, to an entity in which a member of the Company’s board of directors holds a management position. There were no outstanding balances due from that entity at December 31, 2022 or 2021.

20. Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company matches employee contributions at a rate of 100% of the first 6% of employee contributions. In 2022 and 2021, the employer match was capped at $3,000 and $2,000, respectively, per year for each employee. The Company contributed $0.8 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively.

21. Subsequent Events

On February 10, 2023, the Company issued in a private placement an aggregate of 17,502,244 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 4,402,508 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 21,904,752 shares of common stock at a purchase price of $1.05 per unit for aggregate gross proceeds to us of approximately $23.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. The warrants and pre-funded warrants have exercise prices of $1.17 and $0.001 per share and expire in five years and 30 years, respectively. The Company intends to use the net proceeds from the offering primarily for sales and marketing, working capital, and other general corporate purposes.

Also on February 10, 2023 (the “Fourth Amendment Effective Date”), the Company entered into the Fourth Amendment. The Fourth Amendment includes the option for the Company to pay up to 9% of the interest in-kind (rather than up to 8% as provided for prior to the Fourth Amendment Effective Date) during 2023 (the “PIK Interest”). Under the Fourth Amendment, the PIK Interest option is reduced to 4% of the interest if the Company raises $25 million of net cash equity proceeds prior to July 1, 2023 and is further reduced to 0% of the interest if the Company raises $30 million of net cash equity proceeds prior to January 1, 2024.

Additionally, if the Company elects PIK Interest of 9% the amount of Warrants to be granted increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and the Company’s monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provides for a reset of the Strike Price of the Warrants issued in connection with the Company’s election of PIK Interest equal to the lower of the Company’s closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $1.17 per share.