Form 10-Q
period 2023-03-31
VAPOTHERM INC
filed 2023-05-03
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 46,220,065 outstanding shares of common stock of Vapotherm, Inc.

VAPOTHERM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

__________________

We use “Vapotherm,” “High Velocity Therapy,” “HVT,” “HVT 2.0,” “Precision Flow,” “Hi-VNI,” “OAM,” “Vapotherm UK,” “Vapotherm Access,” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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
•
the anticipated favorable effect of our recent transition of substantially all manufacturing operations to Mexico on our gross margins and costs and risks in connection therewith and risks associated with operations in Mexico;
•
the success of our current “path to profitability” goals for 2023, our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology, and our ability to return to historical disposable utilization or turn rates, increase our inventory turnover and reduce our inventory levels;
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
•
our need for additional financing in the future despite our recent February 2023 private placement;
•
the volatility of the trading price of our common stock and our ability to maintain our listing on the New York Stock Exchange (the “NYSE”), including regaining compliance with the NYSE continued listing standards;
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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 23, 2023 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$25,713	$15,738
Accounts receivable, net of expected credit losses of $251 and $227, respectively	8,403	9,102
Inventories, net	28,499	32,980
Prepaid expenses and other current assets	3,444	2,081
Total current assets	66,059	59,901
Property and equipment, net	25,673	26,636
Operating lease right-of-use assets	5,030	5,805
Restricted cash	1,109	1,109
Goodwill	549	536
Deferred income tax assets	125	96
Other long-term assets	2,102	2,112
Total assets	$100,647	$96,195
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,974	$2,739
Contract liabilities	1,197	1,216
Accrued expenses and other current liabilities	11,810	15,609
Total current liabilities	15,981	19,564
Long-term loans payable, net	99,270	96,994
Other long-term liabilities	7,750	7,827
Total liabilities	123,001	124,385
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of March 31, 2023 and December 31, 2022, 46,215,938 and 28,516,047 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	46	29
Additional paid-in capital	485,714	461,940
Accumulated other comprehensive loss	(22)	(157)
Accumulated deficit	(508,092)	(490,002)
Total stockholders’ deficit	(22,354)	(28,190)
Total liabilities and stockholders’ deficit	$100,647	$96,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net revenue	$17,731	$21,622
Cost of revenue	11,519	13,730
Gross profit	6,212	7,892
Operating expenses
Research and development	3,987	5,549
Sales and marketing	9,592	13,322
General and administrative	5,770	8,954
Impairment of right-of-use assets	432	-
Loss on disposal of property and equipment	55	-
Total operating expenses	19,836	27,825
Loss from operations	(13,624)	(19,933)
Other (expense) income
Interest expense	(4,331)	(1,747)
Interest income	28	17
Foreign currency loss	(154)	(69)
Loss on extinguishment of debt	-	(1,114)
Net loss before income taxes	$(18,081)	$(22,846)
Provision for income taxes	9	92
Net loss	$(18,090)	$(22,938)
Other comprehensive income (loss):
Foreign currency translation adjustments	135	(55)
Total other comprehensive income (loss)	$135	$(55)
Total comprehensive loss	$(17,955)	$(22,993)
Net loss per share - basic and diluted	$(0.45)	$(0.87)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	40,608,605	26,321,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2021	26,126,253	$26	$443,358	$26	$(376,743)	$66,667
Issuance of common stock upon exercise of options	1,227	-	12	-	-	12
Issuance of common stock with restricted stock units and awards	60,488	-	10	-	-	10
Issuance of common stock for services	3,683	-	76	-	-	76
Issuance of common stock to satisfy contingent and consideration	368,168	1	5,629	-	-	5,630
Issuance of common stock warrants	-	-	1,157	-	-	1,157
Stock-based compensation expense	-	-	3,370	-	-	3,370
Foreign currency translation adjustment	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(22,938)	(22,938)
Balance at March 31, 2022	26,559,819	$27	$453,612	$(29)	$(399,681)	$53,929

Balance at December 31, 2022	28,516,047	$29	$461,940	$(157)	$(490,002)	$(28,190)
Issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net	17,502,244	17	20,926	-	-	20,943
Issuance of common stock upon exercise of options	228	-	-	-	-	-
Issuance of common stock with restricted stock units	175,732	-	-	-	-	-
Issuance of common stock for services	21,687	-	59	-	-	59
Issuance of common stock warrants	-	-	28	-	-	28
Stock-based compensation expense	-	-	2,761	-	-	2,761
Foreign currency translation adjustments	-	-	-	135	-	135
Net loss	-	-	-	-	(18,090)	(18,090)
Balance at March 31, 2023	46,215,938	$46	$485,714	$(22)	$(508,092)	$(22,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,090)	$(22,938)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,820	3,446
Depreciation and amortization	1,248	1,391
Provision for credit losses	49	177
Provision for inventory valuation	165	150
Non-cash lease expense	387	519
Change in fair value of contingent consideration	-	(188)
Impairment of right-of-use assets	432	-
Loss on disposal of property and equipment	55	-
Placed units reserve	344	151
Interest paid in-kind	2,194	-
Amortization of discount on debt	184	139
Deferred income taxes	9	83
Loss on extinguishment of debt	-	1,114
Changes in operating assets and liabilities:
Accounts receivable	663	805
Inventories	4,384	(1,650)
Prepaid expenses and other assets	(1,234)	(927)
Accounts payable	114	84
Contract liabilities	(25)	(652)
Accrued expenses and other current liabilities	(3,148)	(11,882)
Operating lease liabilities, current and long-term	(585)	(293)
Net cash used in operating activities	(10,034)	(30,471)
Cash flows from investing activities
Purchases of property and equipment	(1,004)	(3,008)
Net cash used in investing activities	(1,004)	(3,008)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net of issuance costs	20,943	-
Proceeds from loans, net of discount	-	99,094
Repayment of loans	-	(40,000)
Payments of debt extinguishment costs	-	(817)
Payment of debt issuance costs	-	(1,365)
Repayments on revolving loan facility	-	(6,608)
Payment of contingent consideration	-	(135)
Proceeds from exercise of stock options	-	12
Net cash provided by financing activities	20,943	50,181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70	(10)
Net increase in cash, cash equivalents and restricted cash	9,975	16,692
Cash, cash equivalents and restricted cash
Beginning of period	16,847	57,324
End of period	$26,822	$74,016
Supplemental disclosures of cash flow information
Interest paid during the period	$1,284	$983
Property and equipment purchases in accounts payable and accrued expenses	$354	$1,581
Debt issuance costs in accounts payable and accrued expenses	$-	$202
Issuance of common stock to satisfy contingent consideration	$-	$5,630
Issuance of common stock warrants in conjunction with long term debt	$28	$1,157
Issuance of common stock upon vesting of restricted stock units	$-	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure, pneumonia, asthma and COVID-19 or other systemic conditions. The Company’s mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. The Company’s digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although the Company exited its standalone remote patient monitoring business, the Company is using the underlying technology to develop digital capabilities for the Company’s devices. While these device and digital solutions function independently, the Company believes leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

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

The Company sells its High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In late 2020, the Company launched its OAM in select international markets, which can be used with most versions of the Company’s Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death. The OAM is sold through a direct sales organization in select international markets and through distributors in select international markets. The Company is in the process of seeking FDA approval to market the OAM in the United States. In addition, the Company employs field-based clinical managers who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

In the fourth quarter of 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company completed its exit of the Vapotherm Access standalone remote patient monitoring reporting unit, which included Vapotherm Access, formerly “HGE Healthcare Solutions, LLC,” and Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). Effective October 31, 2022, the Company terminated its master service agreement with RespirCare, which resulted in the deconsolidation of RespirCare from the Company’s condensed consolidated financial statements (see Note 9).

Issuance of Securities through a Private Placement

On February 10, 2023 (the “Closing Date”), the Company issued in a private placement (the “February 2023 Private Placement”) an aggregate of 17,502,244 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 4,402,508 shares of common stock (the “Pre-Funded Warrants”), and, in each case, accompanying warrants to purchase an aggregate of up to 21,904,752 shares of common stock (the “Warrants”) at a purchase price of $1.05 per unit for aggregate gross proceeds to the Company of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million.

The Warrants expire five years following the Closing Date, have an exercise price of $1.17 per share, and were immediately exercisable upon issuance. The Pre-Funded Warrants expire 30 years following the Closing Date or when exercised in full, have an exercise price of $0.001 per share, and were immediately exercisable upon issuance. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants and the Pre-Funded Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and the Pre-Funded Warrants agreements. The Warrants and Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants and Pre-Funded Warrants do not provide any guarantee of value or return.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2022 Form 10-K and are updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company, which includes its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment, Vapotherm, Inc., and two reporting units, Vapotherm and Vapotherm UK Ltd. (“Vapotherm UK”). Segment information is consistent with how the chief operating decision maker reviews the business, makes investing and resource allocation decisions and assesses operating performance.

As of March 31, 2023, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $15.2 million, including $10.0 million located in Mexico, at March 31, 2023. Long-term assets located outside the United States totaled $14.9 million, including $9.9 million located in Mexico, at December 31, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these condensed consolidated financial statements include calculation of stock-based compensation, valuation of warrants, realizability of inventories, allowance for doubtful accounts and credit losses, accrued expenses, the valuation allowances against deferred income tax assets, and assessments of impairment with respect to long-lived and intangible assets, including goodwill. Actual results may differ from these estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, and the condensed consolidated statements of comprehensive loss and stockholders’ deficit for the three months ended March 31, 2023 and 2022 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022 and the cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Financial Instruments and Concentrations of Credit Risk

As of March 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At March 31, 2023, deposits exceed the amount of any insurance provided and are exposed to credit loss.

The Company extends credit to customers in the normal course of business but typically does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. The Company recognizes an allowance for credit losses equal to its current estimate of all contractual cash flows that the Company does not expect to collect. The Company’s estimate considers relevant information about past events, current conditions, and reasonable and supportable forecasts. Provisions for the allowance for credit losses are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss.

Supplier Risk

The Company obtains some of the components and subassemblies included in its High Velocity Therapy systems and its OAM from single source suppliers. The partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For the Company’s non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ deficit.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of March 31, 2023, $1.3 million of its $26.8 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2022, $1.0 million of its $16.8 million of cash, cash equivalents and restricted cash balance was located outside of the United States. The Company’s cash, cash equivalents and restricted cash balances are primarily held by Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”). In April 2023, the Company opened an additional operating account with Bank of America to mitigate its concentration of credit risk.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$25,713	$15,738
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$26,822	$16,847

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

When impairment indicators are present, the Company evaluates the recoverability of its right-of-use assets. If the assessment indicates an impairment, the affected assets are written down to fair value (See Note 9).

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2022 to March 31, 2023 is as follows:

Balance at December 31, 2022	$281
Provisions for warranty obligations	59
Settlements	(57)
Balance at March 31, 2023	$283

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the High Velocity Therapy systems. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of the High Velocity Therapy capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who provide service on the High Velocity Therapy capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and are accounted for as a reduction to the corresponding of revenue category. During the three months ended March 31, 2022, service revenue also included fees from the standalone remote patient monitoring services sold through Vapotherm Access.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three months ended March 31, 2023 or 2022.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled 0.1 million and less than $0.1 million at March 31, 2023 and December 31, 2022, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in costs of sales. Shipping and handling activities are accounted for as activities to fulfill a contract and are accrued when the customer obtains control of the Company’s product. The total costs of shipping and handling for the three months ended March 31, 2023 and 2022 were $0.3 million and $0.4 million, respectively.

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

The Company’s major tax jurisdictions are the state of New Hampshire, the United States, United Kingdom, Germany, Mexico, and Singapore. The provision for income taxes for the three months ended March 31, 2023 totaled less than $0.1 million and related to income earned by the Company’s foreign subsidiaries after accounting for transfer pricing adjustments. The provision for income taxes for the three months ended March 31, 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by the Company’s foreign subsidiaries.

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

Recently Adopted Accounting Pronouncements

Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several ASUs. The collective new guidance (ASC 326) generally requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2023. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. Fair Value Measurements

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

As of March 31, 2023, the Company had two items, cash equivalents and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately $13.6 million at March 31, 2023 and are valued based on Level 1 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement (see Note 7). Its fair value is deemed to be immaterial at March 31, 2023 and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2023.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

During the first quarter of 2023, the Company granted SLR warrants to purchase 108,377 shares of common stock (the “SLR PIK Warrants”). The issuance of the PIK Warrants were made in connection with an amendment to the Company’s financing arrangement (see Note 7). These equity-classified PIK Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

During the first quarter of 2022, the Company granted warrants to purchase 107,373 shares of common stock in connection with its financing arrangement (See Note 7). These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The fair value of warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.0%-4.6%	1.9%
Expected stock price volatility	20.8%-20.9%	79.3%
Expected term (years)	2.5	10.0

4. Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2023	December 31, 2022
United States	$5,593	$6,611
International	3,061	2,718
Total accounts receivable	8,654	9,329
Less: Allowance for expected credit losses	(251)	(227)
Accounts receivable, net of expected credit losses	$8,403	$9,102

A roll-forward of the Company’s allowance for credit losses from December 31, 2022 to March 31, 2023 is as follows:

Balance at December 31, 2022	$227
Change in provision for credit losses	49
Write-offs of uncollectible balances	(25)
Balance at March 31, 2023	$251

No individual customer accounted for 10% or more of net revenue for the three months ended March 31, 2023 or 2022. No individual customers accounted for 10% or more of total accounts receivable at March 31, 2023 or December 31, 2022.

5. Inventories

Inventory balances, net of reserves, consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$15,081	$15,897
Finished goods	12,915	16,215
Component parts	503	868
Total inventories	$28,499	$32,980

The Company recorded a provision for excess and obsolete inventory of $0.2 million for each of the three months ended March 31, 2023 and 2022.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Operating lease liabilities, current portion	$2,493	$2,313
Accrued payroll and employee-related costs	1,555	938
Accrued bonuses	942	2,981
Accrued taxes	918	1,322
Accrued commissions	835	727
Accrued interest	791	689
Accrued termination benefits	620	2,474
Accrued professional fees	613	621
Accrued vacation liability	547	601
Accrued inventory	316	310
Product warranty reserve	283	281
Accrued freight	130	422
Other	1,767	1,930
Total accrued expenses and other current liabilities	$11,810	$15,609

7. Debt

Current Credit Facilities

On February 18, 2022 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp. (“SLR”) which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to the Company on the Effective Date. In connection with this funding, the Company granted SLR warrants to purchase 107,373 shares of the Company’s common stock at an exercise price of $13.97 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to the Company upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement with CIBC, as described below.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

On November 22, 2022 (the “Third Amendment Effective Date”), the Company entered into an Amendment No. 3 to the SLR Loan Agreement (the “Third Amendment,” together with the Second Amended SLR Loan Agreement, as amended, the “Third Amended SLR Loan Agreement”) with SLR. Pursuant to the Third Amendment:

•
the Company’s minimum net product revenue covenant was modified for 2023;
•
the minimum liquidity covenant was reduced to $5 million from $20 million (the “Amended Liquidity Covenant”); and
•
an option was added, at the Company’s sole discretion, to pay up to 8% of the interest under the Third Amended SLR Loan Agreement in-kind (rather than solely in cash as provided for prior to the Third Amendment Effective Date) during 2023 (the “PIK Interest”), subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to the lenders equal to 5% of the PIK Interest.

In addition, the Third Amendment provided that if the Company raised $15 million of net cash equity proceeds (the “Equity Raise”) prior to July 1, 2023, the 2023 minimum revenue covenant would be waived and the Company need only demonstrate net product revenue of at least $25 million (measured on trailing six-month basis for the period ending September 30, 2023) for the fiscal year ending December 31, 2023. Upon satisfaction of the Equity Raise, the Company’s PIK Interest option would be reduced to up to 4% of the interest rate under the Third Amended SLR Loan Agreement. Concurrently with the closing of the Third Amendment, the Company amended and restated SLR’s warrants to purchase 107,373 shares of the Company’s common stock to reset the exercise price to $0.48 per share.

On February 10, 2023 (the “Fourth Amendment Effective Date”), the Company entered into an Amendment No. 4 to the SLR Loan Agreement (the “Fourth Amendment,” together with the Third Amended SLR Loan Agreement, the “Fourth Amended SLR Loan Agreement”) with SLR. The Fourth Amendment includes the option for the Company to pay up to 9% of the interest in-kind (rather than up to 8% as provided for prior to the Fourth Amendment Effective Date) during 2023. Under the Fourth Amendment, the PIK Interest option is reduced to 4% of the interest if the Company raises $25 million of net cash equity proceeds prior to July 1, 2023 and is further reduced to 0% of the interest if the Company raises $30 million of net cash equity proceeds prior to January 1, 2024.

Additionally, if the Company elects PIK Interest of 9%, the amount of warrants to be granted to SLR increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and the Company’s monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provides for a reset of the exercise price of the warrants to be issued in connection with the Company’s election of PIK Interest, including existing PIK Warrants, equal to the lower of the Company’s closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $1.17 per share.

Pursuant to the Fourth Amended SLR Loan Agreement, advances under the Fourth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At March 31, 2023, the interest rate was 14.06%. The Company paid interest in-kind totaling $2.1 million during the three months ended March 31, 2023. The outstanding balance under the Fourth Amended SLR Loan Agreement was $102.1 million at March 31, 2023. The Fourth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fourth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that the Company has the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fourth Amended SLR Loan Agreement. The Fourth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fourth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 7.45% of the aggregate principal amount of the Fourth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fourth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fourth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fourth Amended SLR Loan Agreement. In connection with the Fourth Amended SLR Loan Agreement, the Company has incurred direct financing costs related to fees and non-cash consideration paid to

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

SLR and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of March 31, 2023. The Fourth Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Fourth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fourth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of March 31, 2023, the Company was in compliance with all financial covenants under the Fourth Amended SLR Loan Agreement.

The events of default under the Fourth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Fourth Amended SLR Loan Agreement or any other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Fourth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of the Company’s subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fourth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fourth Amended SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of March 31, 2023. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Fourth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Fourth Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Fourth Amended SLR Loan Agreement as of March 31, 2023 are as follows:

2023 (remaining 9 months)	$-
2024	-
2025	-
2026	85,077
2027	17,015
Less: Unamortized deferred financing costs	(2,822)
Long-term loans payable	$99,270

On April 17, 2023, the Company entered into an Amendment No. 5 to the SLR Loan Agreement (the “Fifth Amendment”) with SLR (see Note 15).

Prior Credit Facilities

On February 18, 2022, the Company used $47.4 million of the SLR Term A Loan Facility to pay off all obligations owing under, and to terminate, its prior Loan and Security Agreement (the “CIBC Loan Agreement”) with CIBC which provided for a revolving loan facility of $12.0 million and a term loan facility of $40.0 million. As a result of the termination of the CIBC Loan Agreement, the Company recorded a loss on extinguishment of debt of $1.1 million, which included the prepayment penalty, write-off of the remaining unamortized deferred financing costs, and legal fees during the three months ended March 31, 2022.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease commitments as of December 31, 2022 are described in Note 11 of the notes to the financial statements included in the 2022 Form 10-K.

The following table presents operating lease cost and information related to operating lease liabilities for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$568	$683
Variable lease cost	103	115
Total	$671	$798
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$766	$612
Operating right of use assets obtained in exchange for new operating lease liabilities	$-	$1,254
Weighted average remaining lease term - operating leases (in years)	4.0	3.4
Weighted average discount rate - operating leases	9.2%	8.1%

As of March 31, 2023, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2023 (remaining 9 months)	$2,268
2024	3,240
2025	1,300
2026	812
2027	527
Thereafter	1,145
Total payments	9,292
Less interest	(1,582)
Total present value of lease payments	$7,710

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA manages the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.5 million as of March 31, 2023 and was recorded as an operating lease liability in these condensed consolidated financial statements.

Other Commitments

As of March 31, 2023, the Company has non-cancellable purchase commitments for inventories, capital equipment and services as follows:

Total Due
2023 (remaining 9 months)	$11,931
2024	2,650
2025	600
$15,181

9. Restructuring

On April 27, 2022, the Company committed to a plan (the “April 2022 Restructuring”) to relocate substantially all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Tijuana, Mexico and announced a reduction in force at the Exeter, New Hampshire facility that eliminated positions related to production, quality and operations services. As part of the April 2022 Restructuring, the Company also incurred severance related expenses due to senior level personnel retirements and transitions. For the three months ended March 31, 2023, the Company incurred restructuring expenses of approximately $0.2 million related to impairments of right-of-use assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the April 2022 Restructuring.

In connection with the April 2022 Restructuring and the relocation of manufacturing operations to Mexico, in December 2022, the Company vacated most of its leased space in its Exeter, New Hampshire facility and is in the process of marketing the designated space (“Domain Sublease”) for a sublease or subleases through the remaining term of the operating lease. The Company has not yet secured a sublease tenant or tenants, which triggered an interim impairment assessment during the three months ended March 31, 2023. The Company re-evaluated its sublease assumptions and timeline based on current market conditions and determined the carrying value of the asset group was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was due to a delayed timeline for securing a sublease tenant or tenants. As a result, the Company recognized an impairment charge of $0.2 million for the Domain Sublease asset group, to write down the operating lease right-of-use assets to their estimated fair value during the three months ended March 31, 2023. The fair value of the operating lease right-of-use assets were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

In late August 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company committed to a plan (the “August 2022 Restructuring”) to exit the Vapotherm Access standalone remote patient monitoring business and its pulmonology practice, RespirCare, and to restructure its commercial organization in the United States. As a result of the August 2022 Restructuring, the Company eliminated positions related to patient care, marketing and administrative services at Vapotherm Access and RespirCare and executed a reduction in force of the Company’s United States field teams. As part of the August 2022 Restructuring, the Company also incurred severance related expenses due to personnel transitions. For the three months ended March 31, 2023, the Company incurred restructuring expenses of approximately $0.3 million, related to impairments of right-of-use assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the August 2022 Restructuring.

In connection with the August 2022 Restructuring, in August 2022, the Company vacated Vapotherm Access’ leased space in Fort Washington, Pennsylvania. In the first quarter of 2023, the Company determined that the operating lease right-of-use asset is considered abandoned due to failed attempts to market the facility for a sublease and the Company no longer expects to sublease the

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

facility through the remaining lease term. As a result, the Company recognized an impairment charge of $0.2 million for asset group, to write off the operating lease right-of-use asset to its estimated fair value during the three months ended March 31, 2023. The fair value of the operating lease right-of-use asset was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

The following table summarizes the restructuring activity from December 31, 2022 to March 31, 2023:

	Termination Benefits	Asset Impairments	Total
Balance at December 31, 2022	$2,474	$-	$2,474
April 2022 Restructuring costs incurred	24	180	204
August 2022 Restructuring costs incurred	32	252	284
Non-cash restructuring costs	-	(432)	(432)
Restructuring costs paid	(1,914)	-	(1,914)
Balance at March 31, 2023	$616	$-	$616

The restructuring accrual at March 31, 2023 is expected to be paid by the end of 2023.

The following table summarizes the classification of restructuring expense, including related impairment of right-of-use assets, in the condensed consolidated statements of comprehensive loss:

Three Months Ended March 31, 2023
Cost of revenue	$56
Research and development	-
Sales and marketing	-
General and administrative	-
Impairment of right-of-use assets	432
Total restructuring expense	$488

There were no restructuring charges or impairments of right-of-use assets recorded during the three months ended March 31, 2022.

10. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	124,514	$2.34
Warrants granted	26,415,637	0.98
Outstanding at March 31, 2023	26,540,151	$0.97

The Company’s outstanding warrants at March 31, 2023 have exercise prices ranging from $0.48 per share to $14.00 per share and expire at periods ranging from June 10, 2024 through February 10, 2053.

In connection with its PIK Interest option, the Company has granted SLR the PIK Warrants to purchase an aggregate of 108,377 shares of common stock during the three months ended March 31, 2023. The PIK Warrants had a weighted average exercise price of $1.23 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from January 3, 2033 through March 1, 2033.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

In connection with its February 2023 Private Placement, the Company issued the Pre-Funded Warrants to purchase an aggregate of 4,402,508 shares of common stock and accompanying Warrants to purchase an aggregate of 21,904,752 shares of common stock. The Pre-Funded Warrants and Warrants were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire on February 10, 2053 and February 10, 2028, respectively (see Note 1).

11. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended March 31,
	2023
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$2,498	$810	$3,308
Disposable	9,348	3,069	12,417
Subtotal product revenue	11,846	3,879	15,725
Lease revenue
Capital equipment	38	92	130
Other	355	108	463
Service and other revenue	775	638	1,413
Total net revenue	$13,014	$4,717	$17,731

	Three Months Ended March 31,
	2022
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$2,374	$784	$3,158
Disposable	11,071	3,808	14,879
Subtotal product revenue	13,445	4,592	18,037
Lease revenue
Capital equipment	238	163	401
Other	393	98	491
Service and other revenue	2,423	270	2,693
Total net revenue	$16,499	$5,123	$21,622

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue for the three months ended March 31, 2023 or 2022.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed consolidated balance sheets. The following table presents changes in contract liabilities during the three months ended March 31, 2023:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2022	$1,021	$195
Additions	366	141
Subtractions	(332)	(194)
Balance at March 31, 2023	$1,055	$142

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Stock-Based Compensation

As of March 31, 2023, 187,389 shares of common stock remained available for issuance under the Vapotherm, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Equity Plan”), assuming target performance under outstanding performance stock units. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$47	$228
Research and development	596	488
Sales and marketing	1,114	1,079
General and administrative	1,063	1,651
Total	$2,820	$3,446

Stock Options

The Company granted options to purchase an aggregate of 848,575 shares of common stock at exercise prices ranging from $1.21 to $2.70 per share, with a weighted average exercise price of $2.65 per share, during the three months ended March 31, 2023. The Company granted options to purchase an aggregate of 241,250 shares of common stock at exercise prices ranging from $13.22 to $20.71 per share, with a weighted average exercise price of $20.53 per share, during the three months ended March 31, 2022. The weighted average fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $2.18 and $14.18 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Three Months Ended March 31,
	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.9%	1.4%
Expected stock price volatility	103.8%	80.3%
Expected term (years)	6.1	6.1

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	1,320,306	$10.78
Granted	167,793	2.30
Vested	(197,419)	19.48
Canceled	(20,070)	10.01
Unvested at March 31, 2023	1,270,610	$8.32

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

A summary of performance stock units activity, assuming target level of performance, for the three months ended March 31, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	177,698	$18.78
Granted	-	-
Vested	-	-
Canceled	-	-
Unvested at March 31, 2023	177,698	$18.78

Employee Stock Purchase Plan

As of March 31, 2023, 1,111,850 shares of common stock remained available for issuance under the ESPP.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. The offering periods begin on each January 1st and July 1st or the first trading day thereafter.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2023:

Expected dividend yield	0.0%
Risk free interest rate	4.8%
Expected stock price volatility	192.5%
Expected term (years)	0.5

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13. Net Loss Per Share

As of March 31, 2023, the Pre-Funded Warrants to purchase 4,402,508 shares of common stock that were issued in connection with the February 2023 Private Placement were included in the basic and diluted net loss per share calculation (see Note 1).

The Company excluded the following potential shares of common stock, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Warrants to purchase common stock	22,137,643	135,871
Options to purchase common stock	3,883,035	2,120,086
Unvested restricted stock units and awards and performance stock units	1,448,308	987,423
Employee stock purchase plan shares	215,769	47,311
	27,684,755	3,290,691

14. Related Party Transactions

The Company recorded sales of $1.1 million and less than $0.1 million during three months ended March 31, 2023 and 2022, respectively, to an entity in which a member of the Company’s board of directors holds a management position. There was an outstanding balance due from that entity of $0.8 million at March 31, 2023. There were no outstanding balances due from that entity at December 31, 2022.

15. Subsequent Events

On April 17, 2023, the Company entered into the Fifth Amendment with SLR to exclude the Company’s Singapore subsidiary operating account from the requirement of a control agreement in favor of SLR, provided the account balance is the lower of (i) $250,000 or (ii) the amount required to fund expenditures therefrom within the next ten business days. The Fifth Amendment also contains other customary provisions, such as expense reimbursement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2022 Form 10-K filed with the SEC on February 23, 2023 and in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

Vapotherm is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19 or other systemic conditions. Our mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. Our device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although we recently exited our standalone remote patient monitoring business, we are using the underlying technology to develop digital capabilities for our devices. While these device and digital solutions function independently, we believe leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, including the home, although it is presently being marketed primarily for hospital use. As of March 31, 2023, more than 3.9 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 37,000 units, an increase of 3.8% compared to March 31, 2022.

The COVID-19 pandemic transformed our business significantly, in both positive and negative ways. On the positive side the pandemic created increased awareness of the unique efficacy of our High Velocity Therapy for the treatment of COVID-19 patients, resulting in high global demand during the pandemic and the concomitant rapid growth of our installed base. Many COVID-19 patients requiring ventilatory support were initially treated in hospital emergency departments with the goal of stabilizing them using our non-invasive therapy. Our focus on hospital emergency departments as an effective entry point for our products resulted in our systems being in the right place at the right time when the pandemic hit, exposing a significant number of new physicians to the efficacy of our High Velocity Therapy, especially as they were able to see patients who were treated with our devices moved out of the emergency room and into lower acuity settings. Today, our brand is a recognized and respected name in an ever-increasing number of hospitals around the world, and our global revenues have grown significantly relative to 2019, when COVID-19 was not yet a factor. On the negative side, the course of the COVID-19 pandemic proved highly unpredictable. To mitigate against this and ensure that all of our customers had the product they needed, when they needed it, we significantly ramped up production, ensured continuity of supply by placing orders for long lead time parts that were in short supply during the pandemic and expanded our sales and clinical education efforts to train customers. When COVID-19 hospitalizations dropped late in the first quarter of 2022, they dropped precipitously resulting in close to 50% reduction in annual revenue, which created an unsustainable cost structure and balance sheet stress due to higher inventory and debt levels. At the height of the pandemic our primary goal was meeting our customers’ needs with no backorders while patients were dying of COVID-19. We met that goal and are proud of it. Unfortunately it left us in a challenging financial position we are now methodically working our way out of. We expect to continue to reap benefits from the respect and global brand recognition we gained as a result of the pandemic as well as the significant increase in the number of customers we serve and our much larger installed base which doubled during the pandemic.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In late 2020, we launched our OAM in select international markets, which can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in select international markets and through distributors in select international markets. We are in the process of seeking FDA approval to market the OAM in the United States, and are currently enrolling in an Investigational Device Exemption clinical study to support the regulatory filing. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of March 31, 2023, we have sold our High Velocity Therapy systems to over 2,400 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In the first half of 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. This resulted in lower than anticipated revenue as well as an unsustainable cost and inventory structure in our business. Our revenues decreased to $66.8 million in 2022 from $113.3 million in 2021 primarily due to lower hospitalizations from COVID-19 and decreased demand in disposables from our customers, as the Delta-related COVID-19 surge in the last half of 2021 drove significant worldwide demand for our products at that time and did not repeat itself during 2022. Our revenues decreased to $17.7 million for the three months ended March 31, 2023 from $21.6 million for the three months ended March 31, 2022 primarily due to the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period. Revenue from single-use disposables represented approximately 70.0% and 68.8% of our total revenues for the three months ended March 31, 2023 and 2022, respectively, and decreased 16.5% on a year over year basis. For the three months ended March 31, 2023 and 2022, we incurred net losses of $18.1 million and $22.9 million, respectively.

Due to the inherent uncertainty in predicting future revenues and certain variable costs, we announced in connection with the release of our first quarter 2022 financial results, our long-term “path to profitability” goals, which included:

•
Drive 20% revenue growth;
•
Improve our gross margins to 60%+;
•
Normalize our cost structure; and
•
Improve our financial flexibility.

As part of this strategy, we completed our move of substantially all of our manufacturing operations from New Hampshire to Mexico and we received our facility certifications and completed validation of our production lines in the first quarter of 2023. In the last half of 2022, we also established a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access local government grant funding and took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access standalone remote patient monitoring reporting unit and making reductions to our field teams in the United States and internationally. Actions completed during the first quarter of 2023 under our restructuring plans and their impacts on our condensed consolidated financial statements are further described in Note 9 “Restructuring” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result of this strategy, our operating expenses decreased to $19.7 million for the three months ended March 31, 2023 from $27.8 million for the three months ended March 31, 2022. Included in our operating expenses for the three months ended March 31, 2023 are restructuring charges of $0.4 million related to the write down of our operating lease right-of-use assets to their estimated fair value during the first quarter of 2023.

On September 27, 2022, we received notice from the New York Stock Exchange, Inc. (the “NYSE”) that we are not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. Such noncompliance of Section 802.01B of the NYSE Listed Company Manual is based on our average global market capitalization for the prior 30 trading-day period being below $50 million at the same time as our stockholders’ equity is less than $50 million. We timely submitted a plan to cure the deficiency on November 11, 2022 that was accepted by the NYSE and we intend to return to compliance with the NYSE continued listing requirements by March 27, 2024 or earlier. In addition, on March 15, 2023, we received notice from the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following receipt of the notice to regain compliance with the minimum share price requirement and we intend to return to compliance by September 15, 2023 or earlier. While we are submitting a proposal to approve a reverse split of our common stock to a vote of our stockholders at our 2023 annual meeting of stockholders to be held on June 20, 2023, no assurance can be provided that our stockholders will approve the proposal by the required vote or that we will be able to implement a reverse stock split and regain compliance with the minimum share price requirement. No assurance can be provided that we will be able to regain compliance with the applicable NYSE listing standards or otherwise maintain compliance with the other NYSE listing standards.

In January of 2023, in coordination with the Medicines and Healthcare products Regulatory Agency in the United Kingdom, we initiated a limited recall of four lots of disposable patient circuits in the United Kingdom, a quantity that is not material. Related to this issue, we proactively notified FDA of this action. Subsequent to this communication, the FDA classified related customer communications as a recall, however, this did not involve the removal of any product. Product defects or other errors resulting in recalls may occur in the future.

On February 7, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited investors through a private placement financing for gross proceeds of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million. We intend to use the net proceeds from the offering primarily for sales and marketing, working capital, and other general corporate purposes.

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

During the first quarter of 2023, we continued to execute on our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology to help patients through all four care areas of the hospital that we serve today, regardless of whether patients are hypoxic, hypercapnic, or otherwise suffering respiratory distress. We believe this strategy will allow us to return our disposable utilization, or turn, rates to their pre-COVID-19 historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We also plan to extend our strategy in 2023 to increase awareness of the efficacy of our devices in addressing the Type 4 respiratory failure, or shock, which has an approximate 2.7 million annual patient population in the U.S. We continue to focus on our long-term product roadmap, under which we plan to introduce additional high growth products to our respiratory care offerings, which we expect to drive higher capital and disposable average selling prices as we introduce new higher-value products and services. Presently, we are also working on several initiatives to drive down our inventory balance and return our inventory turnover to pre-COVID-19 historical levels.

Despite our current cost savings initiatives, we expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average sale prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. While these and other actions put pressure on our margins and adversely affected our financial results during the first quarter of 2023, we anticipate long-term benefits of these past and anticipated future actions, including lower cost products being built in our new Mexico facility to drive gross margin improvements. Because of these and other factors, we expect to continue to incur net losses for the next several years and may require additional funding, which could include equity and/or debt financings.

Results of Operations

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net revenue	$17,731	$21,622
Cost of revenue	11,519	13,730
Gross profit	6,212	7,892
Operating expenses
Research and development	3,987	5,549
Sales and marketing	9,592	13,322
General and administrative	5,770	8,954
Impairment of right-of-use assets	432	-
Loss on disposal of property and equipment	55	-
Total operating expenses	19,836	27,825
Loss from operations	(13,624)	(19,933)
Other expense, net	(4,457)	(2,913)
Net loss before income taxes	(18,081)	(22,846)
Provision for income taxes	9	92
Net loss	$(18,090)	$(22,938)

Revenue

	Three Months Ended March 31,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$3,308	18.7%	$3,158	14.6%	$150	4.7%
Disposables	12,417	70.0%	14,879	68.8%	(2,462)	(16.5)%
Subtotal product revenue	15,725	88.7%	18,037	83.4%	(2,312)	(12.8)%
Lease revenue
Capital equipment	$130	0.7%	$401	1.9%	$(271)	(67.6)%
Other	463	2.6%	491	2.3%	(28)	(5.7)%
Service and other revenue	1,413	8.0%	2,693	12.4%	(1,280)	(47.5)%
Total net revenue	$17,731	100.0%	$21,622	100.0%	$(3,891)	(18.0)%

Net revenue decreased $3.9 million, or 18.0%, to $17.7 million for the first quarter of 2023 compared to $21.6 million for the first quarter of 2022. The decrease in net revenue was primarily attributable to decreases of $2.5 million, $1.3 million and $0.3 million in disposables, service and other, and capital equipment lease revenues, respectively, partially offset by a $0.2 million increase in capital equipment revenues. Disposables revenues decreased 16.5% in the first quarter of 2023 primarily due to a decrease in the number of disposables sold due to the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period. The decrease in service and other revenue in the first quarter of 2023 was primarily the result of our exit from the Vapotherm Access standalone remote patient monitoring business in October 2022. Capital equipment lease revenue decreased 67.6% in the first quarter of 2023 due to a decrease in rental arrangements. Capital equipment revenues increased 4.7% in the first quarter of 2023 primarily due to higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform, partially offset by a decrease in volume of sales of capital equipment.

Net revenue information by geography is summarized as follows:

	Three Months Ended March 31,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$13,014	73.4%	$16,499	76.3%	$(3,485)	(21.1)%
International	4,717	26.6%	5,123	23.7%	(406)	(7.9)%
Total net revenue	$17,731	100.0%	$21,622	100.0%	$(3,891)	(18.0)%

Net revenue generated in the United States decreased $3.5 million, or 21.1%, to $13.0 million for the first quarter of 2023, compared to $16.5 million for the first quarter of 2022. Net revenue generated in our International markets decreased $0.4 million, or 7.9%, to $4.7 million for the first quarter of 2023, compared to $5.1 million for the first quarter of 2022. The decrease in net revenue in the United States and International markets was primarily due to the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period.

Cost of Revenue and Gross Profit

Cost of revenue decreased $2.2 million, or 16.1%, to $11.5 million in the first quarter of 2023 compared to $13.7 million in the first quarter of 2022. The decrease was primarily due to lower materials and labor costs due to a decrease in sales volumes of our disposables and capital equipment and certain non-recurring charges related to the transfer of certain activities to our contract manufacturer in the first quarter of 2022 that did not repeat in the current year period, partially offset by increases in scrap expense and shipping expense of inventory to and from our facility in Mexico in the first quarter of 2023.

Gross profit as a percent of revenue decreased to 35.0% in the first quarter of 2023 compared to 36.5% in the first quarter of 2022. Gross profit as a percent of revenue was negatively impacted by increases in scrap and shipping expenses, and lower revenue and production levels.

Research and Development Expenses

Research and development expenses decreased $1.6 million, or 28.1%, to $4.0 million in the first quarter of 2023 compared to $5.5 million in the first quarter of 2022. As a percentage of revenue, research and development expenses decreased to 22.5% in the first quarter of 2023 compared to 25.7% in the first quarter of 2022.

The decrease in research and development expenses was primarily due to decreased consulting expenses, product development costs and patent-related costs, partially offset by increases in employee-related expenses and stock-based compensation. The decrease in research and development expenses as a percentage of revenue was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.7 million, or 28.0%, to $9.6 million in the first quarter of 2023 compared to $13.3 million in the first quarter of 2022. As a percentage of revenue, sales and marketing expenses decreased to 54.1% in the first quarter of 2023 compared to 61.6% in the first quarter of 2022.

The decrease in sales and marketing expenses was primarily due to decreased employee-related expenses, sales commission expenses and travel expenses. The decrease in sales and marketing expenses as a percentage of revenue was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022.

General and Administrative Expenses

General and administrative expenses decreased $3.2 million, or 35.6%, to $5.8 million in the first quarter of 2023 compared to $9.0 million in the first quarter of 2022. As a percentage of revenue, general and administrative expenses decreased to 32.5% in the first quarter of 2023 compared to 41.4% in the first quarter of 2022.

The decrease in general and administrative expenses was primarily due to decreased stock-based compensation, employee-related expenses, consulting and legal expenses, and non-cash lease expense. The decrease in general and administrative expenses as a percentage of revenue was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022.

Impairment of Right-of-use Assets

We recorded right-of-use asset impairment charges of $0.4 million during the first quarter of 2023, related to the write down of operating lease right-of-use assets no longer deemed to be recoverable. There were no right-of-use asset impairment charges recorded in the first quarter of 2022.

Loss on Disposal of Property and Equipment

We recorded a loss on disposal of certain property and equipment of $0.1 million during the first quarter of 2023. There was no such loss recorded during the first quarter of 2022.

Other Expense, Net

Other expense, net increased $1.5 million, or 53.0%, to $4.5 million in the first quarter of 2023 compared to $2.9 million in the first quarter of 2022. The increase in other expense, net was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during the current year period compared to the same period in 2022.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2023 totaled less than $0.1 million and related to income earned by our foreign subsidiaries after accounting for transfer pricing adjustments. The provision for income taxes for the first quarter of 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses in either period due to uncertainty about future taxable income.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and restricted cash of $26.8 million, working capital of $50.1 million and an accumulated deficit of $508.1 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities.

On February 10, 2023, we issued in a private placement an aggregate of 17,502,244 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 4,402,508 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 21,904,752 shares of common stock at a purchase price of $1.05 per unit for aggregate gross proceeds to us of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million. The warrants and pre-funded warrants have exercise prices of $1.17 and $0.001 per share and expire in five years and 30 years, respectively. We intend to use the net proceeds from the offering primarily for sales and marketing, working capital, and other general corporate purposes.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,034)	$(30,471)
Investing activities	(1,004)	(3,008)
Financing activities	20,943	50,181
Effect of exchange rate on cash, cash equivalents and restricted cash	70	(10)
Net increase in cash, cash equivalents and restricted cash	$9,975	$16,692

Operating Activities

The net cash used in operating activities was $10.0 million in the first quarter of 2023 and consisted primarily of a net loss of $18.1 million, partially offset by non-cash charges of $7.9 million and a decrease in net operating assets of $0.2 million. Non-cash charges for the first quarter of 2023 consisted primarily of stock-based compensation expense, depreciation and amortization expense, and impairment of right-of-use assets.

The net cash used in operating activities was $30.5 million in the first quarter of 2022 and consisted primarily of a net loss of $22.9 million and an increase in net operating assets of $14.5 million, partially offset by $6.9 million in non-cash charges. Non-cash charges for the first quarter of 2022 consisted primarily of stock-based compensation expense and depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the first quarter of 2023 and 2022 consisted of purchases of property and equipment of $1.0 million and $3.0 million, respectively.

Financing Activities

Net cash provided by financing activities was $20.9 million in the first quarter of 2023 and consisted of net proceeds from the issuance of securities in the February 2023 private placement.

Net cash used in financing activities was $50.2 million in the first quarter of 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, partially offset by payments of debt extinguishment costs of $0.8 million, debt issuance costs of $1.4 million, and contingent consideration payments of $0.1 million.

Credit Facilities

On February 18, 2022 (the “Effective Date”), we entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp. (“SLR”) which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to us on the Effective Date. In connection with this funding, we granted SLR warrants to purchase 107,373 shares of our common stock at an exercise price of $13.97 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to us upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under our prior loan agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”), as described below.

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

On November 22, 2022 (the “Third Amendment Effective Date”), we entered into an Amendment No. 3 to the SLR Loan Agreement (the “Third Amendment,” together with the Second Amended SLR Loan Agreement, as amended, the “Third Amended SLR Loan Agreement”) with SLR. Pursuant to the Third Amendment;

•
our minimum net product revenue covenant was modified for 2023;
•
the minimum liquidity covenant was reduced to $5 million from $20 million (the “Amended Liquidity Covenant”); and
•
an option was added, at our sole discretion, to pay up to 8% of the interest under the Third Amended SLR Loan Agreement in-kind (rather than solely in cash as provided for prior to the Third Amendment Effective Date) during 2023 (the “PIK Interest”), subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to the lenders equal to 5% of the PIK Interest.

In addition, the Third Amendment provided that if we raised $15 million of net cash equity proceeds (the “Equity Raise”) prior to July 1, 2023, the 2023 minimum revenue covenant would be waived and we need only demonstrate net product revenue of at least $25 million (measured on trailing six-month basis for the period ending September 30, 2023) for the fiscal year ending December 31, 2023. Upon satisfaction of the Equity Raise, our PIK Interest option would be reduced to up to 4% of the interest rate under the Third Amended SLR Loan Agreement. Concurrently with the closing of the Third Amendment, we amended and restated SLR’s warrants to purchase 107,373 shares of our common stock to reset the exercise price to $0.48 per share.

On February 10, 2023 (the “Fourth Amendment Effective Date”), we entered into an Amendment No. 4 to the SLR Loan Agreement (the “Fourth Amendment,” together with the Third Amended SLR Loan Security Agreement, the “Fourth Amended SLR Loan Agreement”) with SLR. The Fourth Amendment includes the option for us to pay up to 9% of the interest in-kind (rather than up to 8% as provided for prior to the Fourth Amendment Effective Date) during 2023. Under the Fourth Amendment, the PIK Interest option is reduced to 4% of the interest if we raise $25 million of net cash equity proceeds prior to July 1, 2023 and is further reduced to 0% of the interest if we raise $30 million of net cash equity proceeds prior to January 1, 2024.

Additionally, if we elect PIK Interest of 9%, the amount of warrants to be granted to SLR increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and our monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provides for a reset of the exercise price of the warrants to be issued in connection with our election of PIK Interest, including existing PIK Warrants, equal to the lower of our closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $1.17 per share.

Pursuant to the Fourth Amended SLR Loan Agreement, advances under the Fourth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At March 31, 2023, the interest rate was 14.06%. We paid interest in-kind totaling $2.1 million during the three months ended March 31, 2023. The outstanding balance under the Fourth Amended SLR Loan Agreement was $102.1 million at March 31, 2023. The Fourth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fourth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that we have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fourth Amended SLR

Loan Agreement. The Fourth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fourth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, we will be required to make a payment of 7.45% of the aggregate principal amount of the Fourth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fourth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fourth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fourth Amended SLR Loan Agreement. In connection with the Fourth Amended SLR Loan Agreement, we have incurred direct financing costs related to fees and non-cash consideration paid to SLR, and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of March 31, 2023. The Fourth Amended SLR Loan Agreement is secured by a lien on substantially all of our assets, including intellectual property.

The Fourth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fourth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of March 31, 2023, we were in compliance with all financial covenants under the Fourth Amended SLR Loan Agreement.

The events of default under the Fourth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Fourth Amended SLR Loan Agreement or any other loan documents, (2) our breach or default in the performance of any covenant under the Fourth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fourth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fourth Amended SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of March 31, 2023. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Fourth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Fourth Amended SLR Loan Agreement, subject to customary restrictions.

On April 17, 2023, the Company entered into an Amendment No. 5 with SLR to exclude the Company’s Singapore subsidiary operating account from the requirement of a control agreement in favor of SLR, provided the account balance is the lower of (i) $250,000 or (ii) the amount required to fund expenditures therefrom within the next ten business days. The amendment also contains other customary provisions, such as expense reimbursement.

On February 18, 2022, we used $47.4 million of the SLR Term A Loan Facility to pay off all obligations owing under, and to terminate, our prior Loan and Security Agreement (the “CIBC Loan Agreement”) with CIBC which provided for a revolving loan facility of $12.0 million and a term loan facility of $40.0. million. As a result of the termination of the CIBC Loan Agreement, we recorded a loss on extinguishment of debt of $1.1 million, which included the prepayment penalty, write-off of the remaining unamortized deferred financing costs, and legal fees during the first quarter of 2022.

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

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting policies that we believe affect our more significant judgements and estimates used in the preparation of our condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Fourth Amended SLR Loan Agreement and interest rates associated with our invested cash balances. Borrowings under our Fourth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one month Secured Overnight Financing Rate (the “SOFR Rate”), plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At March 31, 2023, the interest rate was 14.06%. As of March 31, 2023, borrowings under our Fourth Amended SLR Loan Agreement totaled $102.1 million. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.0 million impact on our interest expense on an annual basis.

On March 31, 2023, we had cash invested in money market deposits of $13.6 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances are exposed to credit loss for the amounts that exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar, the British pound sterling and the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ deficit. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.8% and 5.3% of consolidated net revenues for the three months ended March 31, 2023 and 2022, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.0% and 5.5% of our total assets at March 31, 2023 and December 31, 2022, respectively. There were no material assets denominated in the Mexican peso at March 31, 2023 or December 31, 2022. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the three months ended March 31, 2023, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue for the remainder of 2023. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain our cash balances primarily with Canadian Imperial Bank of Commerce Innovation Banking and Bank of America. These balances generally exceed FDIC limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in cash, cash equivalents and restricted cash.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2022 Form 10-K which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 23, 2023.

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

In addition, as previously disclosed, on March 15, 2023, we received notice from the NYSE that we are not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On December 30, 2022, we regained compliance with the continued listing standards set forth in Section 802.01C. Pursuant to Section 802.01C, we have a period of six months following the receipt of this notice to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six month cure period, our shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. If we are unable to regain compliance with the $1.00 share price rule within this period, the NYSE will initiate procedures to suspend and delist our common stock. Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, in which case the action needs to be approved by no later than our next annual stockholders meeting. Pursuant to this exception, the price condition will be deemed cured if our share price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. While we are submitting a proposal to approve a reverse split of our common stock to a vote of our stockholders at our 2023 annual meeting of stockholders to be held on June 20, 2023, no assurance can be provided that our stockholders will approve the proposal by the required vote or that we will be able to implement a reverse stock split and regain compliance with the minimum share price requirement.

No assurance can be given that we will be able to regain compliance with the applicable NYSE listing standards or otherwise maintain compliance with the other listing standards set forth in the NYSE Listed Company Manual. Any suspension of trading or delisting of our common stock from the NYSE would reduce liquidity in our common stock and may result in a decline in the market price of our common stock. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be impaired.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, business, financial condition and stock price. The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. Although we did not have deposits at Silicon Valley Bank or Signature Bank, the failure of any bank in which we deposit our funds or otherwise do business could reduce the amount of cash we have available to fund our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2023, the Company granted SLR Investment Corp. (“SLR”) warrants to purchase an aggregate of 108,377 shares of common stock in connection with the PIK Interest option under the Company’s Loan and Security Agreement, as amended, with SLR (collectively, the “PIK Warrants”). The PIK Warrants had a weighted average exercise price of $1.23 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from January 3, 2033 through March 1, 2033. The offer and sale of the PIK Warrants was made by the Company in reliance on an exemption from the registration requirements provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and in connection therewith, relied upon representations made by SLR.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Second Amended and Restated Bylaws of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 14, 2023 (File No. 001-38740) and incorporated herein by reference)

4.1

Form of Pre-Funded Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

4.2

Form of Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

4.3

Form of Second Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2022, issued by Vapotherm, Inc. in Connection with Credit Facility (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2023 (File No. 001-38740) and incorporated herein by reference)

10.1

Securities Purchase Agreement, dated as of February 7, 2023 among Vapotherm, Inc. and each Purchaser party there to (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on February 8, 2023 (File No 001-38740) and incorporated herein by reference)

10.2

Amendment No. 4 to Loan and Security Agreement, dated as of February 10, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023 (File No. 001-38740) and incorporated herein by reference)

10.3	Amendment No. 5 to Loan and Security Agreement, dated as of April 17, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

May 3, 2023	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

May 3, 2023	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer