Form 10-Q
period 2023-06-30
VAPOTHERM INC
filed 2023-08-08
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 49,071,682 outstanding shares of common stock of Vapotherm, Inc.

VAPOTHERM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

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

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$18,000	$15,738
Accounts receivable, net of expected credit losses of $193 and $227, respectively	8,918	9,102
Inventories, net	25,144	32,980
Prepaid expenses and other current assets	4,518	2,081
Total current assets	56,580	59,901
Property and equipment, net	24,444	26,636
Operating lease right-of-use assets	4,673	5,805
Restricted cash	1,109	1,109
Goodwill	562	536
Deferred income tax assets	128	96
Other long-term assets	2,588	2,112
Total assets	$90,084	$96,195
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,160	$2,739
Contract liabilities	1,301	1,216
Accrued expenses and other current liabilities	11,661	15,609
Total current liabilities	15,122	19,564
Long-term loans payable, net	101,820	96,994
Other long-term liabilities	7,598	7,827
Total liabilities	124,540	124,385
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock ($0.001 par value) 175,000,000 shares authorized as of June 30, 2023 and December 31, 2022, 49,047,502 and 28,516,047 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	49	29
Additional paid-in capital	488,419	461,940
Accumulated other comprehensive loss	(44)	(157)
Accumulated deficit	(522,880)	(490,002)
Total stockholders’ deficit	(34,456)	(28,190)
Total liabilities and stockholders’ deficit	$90,084	$96,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$16,037	$12,971	$33,768	$34,593
Cost of revenue	9,177	10,606	20,696	24,336
Gross profit	6,860	2,365	13,072	10,257
Operating expenses
Research and development	3,723	6,310	7,710	11,859
Sales and marketing	8,276	11,833	17,868	25,155
General and administrative	5,019	5,323	10,789	14,277
Impairment of goodwill	-	14,701	-	14,701
Impairment of long-lived and intangible assets	-	4,036	432	4,036
(Gain) loss on disposal of property and equipment	(2)	-	53	-
Total operating expenses	17,016	42,203	36,852	70,028
Loss from operations	(10,156)	(39,838)	(23,780)	(59,771)
Other (expense) income
Interest expense	(4,642)	(2,849)	(8,973)	(4,596)
Interest income	26	40	54	57
Foreign currency gain (loss)	9	(46)	(145)	(115)
Loss on extinguishment of debt	-	-	-	(1,114)
Net loss before income taxes	$(14,763)	$(42,693)	$(32,844)	$(65,539)
Provision (benefit) for income taxes	25	(10)	34	82
Net loss	$(14,788)	$(42,683)	$(32,878)	$(65,621)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	(185)	113	(240)
Total other comprehensive (loss) income	$(22)	$(185)	$113	$(240)
Total comprehensive loss	$(14,810)	$(42,868)	$(32,765)	$(65,861)
Net loss per share - basic and diluted	$(0.29)	$(1.61)	$(0.72)	$(2.48)
Weighted-average number of shares used in calculating net loss per share, basic and diluted	50,625,778	26,574,027	45,644,863	26,448,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2022	28,516,047	$29	$461,940	$(157)	$(490,002)	$(28,190)
Issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net	17,502,244	17	20,926	-	-	20,943
Issuance of common stock upon exercise of options	228	-	-	-	-	-
Issuance of common stock with restricted stock units	175,732	-	-	-	-	-
Issuance of common stock for services	21,687	-	59	-	-	59
Issuance of common stock warrants	-	-	28	-	-	28
Stock-based compensation expense	-	-	2,761	-	-	2,761
Foreign currency translation adjustments	-	-	-	135	-	135
Net loss	-	-	-	-	(18,090)	(18,090)
Balance at March 31, 2023	46,215,938	$46	$485,714	$(22)	$(508,092)	$(22,354)

Issuance of common stock upon exercise of pre-funded warrants	2,592,121	3	-	-	-	3
Issuance of common stock with restricted stock units	11,844	-	-	-	-	-
Issuance of common stock under the Employee Stock Purchase Plan	204,099	-	77	-	-	77
Issuance of common stock for services	23,500	-	58	-	-	58
Issuance of common stock warrants	-	-	43	-	-	43
Stock-based compensation expense	-	-	2,527	-	-	2,527
Foreign currency translation adjustments	-	-	-	(22)	-	(22)
Net loss	-	-	-	-	(14,788)	(14,788)
Balance at June 30, 2023	49,047,502	$49	$488,419	$(44)	$(522,880)	$(34,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	26,126,253	$26	$443,358	$26	$(376,743)	$66,667
Issuance of common stock upon exercise of options	1,227	-	12	-	-	12
Issuance of common stock with restricted stock units and awards	60,488	-	10	-	-	10
Issuance of common stock for services	3,683	-	76	-	-	76
Issuance of common stock to satisfy contingent and consideration	368,168	1	5,629	-	-	5,630
Issuance of common stock warrants	-	-	1,157	-	-	1,157
Stock-based compensation expense	-	-	3,370	-	-	3,370
Foreign currency translation adjustment	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(22,938)	(22,938)
Balance at March 31, 2022	26,559,819	$27	$453,612	$(29)	$(399,681)	$53,929

Issuance of common stock upon exercise of options	16,380	-	43	-	-	43
Issuance of common stock with restricted stock units and awards	49,218	-	2	-	-	2
Issuance of common stock under the Employee Stock Purchase Plan	62,973	-	135	-	-	135
Issuance of common stock for services	4,493	-	88	-	-	88
Stock-based compensation expense	-	-	2,410	-	-	2,410
Foreign currency translation adjustment	-	-	-	(185)	-	(185)
Net loss	-	-	-	-	(42,683)	(42,683)
Balance at June 30, 2022	26,692,883	$27	$456,290	$(214)	$(442,364)	$13,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(32,878)	$(65,621)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,405	5,944
Depreciation and amortization	2,445	2,739
Provision for credit losses	(2)	285
Provision for inventory valuation	283	815
Non-cash lease expense	733	1,082
Change in fair value of contingent consideration	-	(3,113)
Impairment of goodwill	-	14,701
Impairment of long-lived and intangible assets	432	4,036
Loss on disposal of property and equipment	53	-
Placed units reserve	418	198
Interest paid in-kind	4,553	-
Amortization of discount on debt	368	320
Deferred income taxes	34	82
Loss on extinguishment of debt	-	1,114
Changes in operating assets and liabilities:
Accounts receivable	212	3,520
Inventories	7,646	(2,683)
Prepaid expenses and other assets	(2,794)	(408)
Accounts payable	(315)	(2,441)
Contract liabilities	72	(812)
Accrued expenses and other current liabilities	(2,840)	(8,884)
Operating lease liabilities, current and long-term	(1,213)	(1,013)
Net cash used in operating activities	(17,388)	(50,139)
Cash flows from investing activities
Purchases of property and equipment	(1,408)	(6,289)
Net cash used in investing activities	(1,408)	(6,289)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net of issuance costs	20,943	-
Proceeds from loans, net of discount	-	99,094
Repayment of loans	-	(40,000)
Payments of debt extinguishment costs	-	(817)
Payment of debt issuance costs	-	(1,567)
Repayments on revolving loan facility	-	(6,608)
Payment of contingent consideration	-	(135)
Proceeds from exercise of stock options	-	55
Proceeds from exercise of warrants	3	-
Proceeds from issuance of common stock under Employee Stock Purchase Plan	77	135
Net cash provided by financing activities	21,023	50,157
Effect of exchange rate changes on cash, cash equivalents and restricted cash	35	(62)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,262	(6,333)
Cash, cash equivalents and restricted cash
Beginning of period	16,847	57,324
End of period	$19,109	$50,991
Supplemental disclosures of cash flow information
Interest paid during the period	$2,720	$3,294
Property and equipment purchases in accounts payable and accrued expenses	$175	$224
Issuance of common stock to satisfy contingent consideration	$-	$5,630
Issuance of common stock warrants in conjunction with long term debt	$71	$1,157
Issuance of common stock upon vesting of restricted stock units	$-	$12

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

The Company sells its High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In late 2020, the Company launched its OAM in select international markets, which can be used with most versions of the Company’s Precision Flow system, and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death. The OAM is sold through a direct sales organization in select international markets and through distributors in select international markets. The Company is in the process of seeking FDA approval to market the OAM in the United States. In addition, the Company employs field-based clinical managers who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

In the fourth quarter of 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company completed its exit of the Vapotherm Access standalone remote patient monitoring reporting unit, which included Vapotherm Access, formerly “HGE Healthcare Solutions, LLC” or “HGE,” and Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). Effective October 31, 2022, the Company terminated its master service agreement with RespirCare, which resulted in the deconsolidation of RespirCare from the Company’s condensed consolidated financial statements (see Note 10).

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

As of June 30, 2023, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $14.6 million, including $9.8 million located in Mexico, at June 30, 2023. Long-term assets located outside the United States totaled $14.9 million, including $9.9 million located in Mexico, at December 31, 2022.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, and the condensed consolidated statements of comprehensive loss and stockholders’ deficit for the three and six months ended June 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022 and the cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Financial Instruments and Concentrations of Credit Risk

As of June 30, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At June 30, 2023, deposits exceed the amount of any insurance provided and are exposed to credit loss.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of June 30, 2023, $1.1 million of its $19.1 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2022, $1.0 million of its $16.8 million of cash, cash equivalents and restricted cash balance was located outside of the United States. The Company’s cash, cash equivalents and restricted cash balances are primarily held by Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) and Bank of America, N.A.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$18,000	$15,738
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$19,109	$16,847

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

When impairment indicators are present, the Company evaluates the recoverability of its right-of-use assets. If the assessment indicates an impairment, the affected assets are written down to fair value (See Note 10).

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

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference (See Note 6).

Intangible Assets

Intangible assets are related to customer relationships, developed technology, and customer agreements and are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the condensed consolidated statements of comprehensive loss for customer-related intangible assets while amortization of other intangible assets is included within general and administrative expenses in the condensed consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired (See Note 6).

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2022 to June 30, 2023 is as follows:

Balance at December 31, 2022	$281
Provisions for warranty obligations	156
Settlements	(101)
Balance at June 30, 2023	$336

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the High Velocity Therapy systems. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of the High Velocity Therapy capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who provide service on the High Velocity Therapy capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and are accounted for as a reduction to the corresponding of revenue category. During the three and six months ended June 30, 2022, service revenue also included $1.0 million and $2.0 million, respectively, of fees from the standalone remote patient monitoring services sold through Vapotherm Access.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three or six months ended June 30, 2023 or 2022.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $0.1 million and less than $0.1 million at June 30, 2023 and December 31, 2022, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in cost of sales. Shipping and handling activities are accounted for as activities to fulfill a contract and are accrued when the customer obtains control of the Company’s product. The total costs of shipping and handling for the three months ended June 30, 2023 and 2022 were $0.2 million and $0.1 million, respectively. The total costs of shipping and handling for the six months ended June 30, 2023 and 2022 were $0.5 million and $0.6 million, respectively.

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

The Company’s major tax jurisdictions are the state of New Hampshire, the United States, United Kingdom, Germany, Mexico, and Singapore. The provision for income taxes for the three and six months ended June 30, 2023 each totaled less than $0.1 million and related to income earned by the Company’s foreign subsidiaries after accounting for transfer pricing adjustments. The benefit for income taxes for the three months ended June 30, 2022 totaled less than $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by the Company’s foreign subsidiaries. The provision for income taxes for the six months ended June 30, 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by the Company’s foreign subsidiaries.

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

As of June 30, 2023, the Company had two items, cash equivalents and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately $4.3 million at June 30, 2023 and are valued based on Level 1 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement (see Note 8). Its fair value is deemed to be immaterial at June 30, 2023 and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three and six months ended June 30, 2023.

During the first and second quarters of 2023, the Company granted SLR warrants to purchase 108,377 shares and 385,361 shares, respectively, of common stock (the “SLR PIK Warrants”). The issuance of the PIK Warrants were made pursuant to amendments to the Company’s financing arrangement (see Note 8). These equity-classified PIK Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

During the first quarter of 2022, the Company granted warrants to purchase 107,373 shares of common stock in connection with its financing arrangement (See Note 8). These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The fair value of warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.9%-4.6%	1.9%
Expected stock price volatility	20.6%-20.9%	79.3%
Expected term (years)	2.5	10.0

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

4. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2023	December 31, 2022
United States	$5,587	$6,611
International	3,524	2,718
Total accounts receivable	9,111	9,329
Less: Allowance for expected credit losses	(193)	(227)
Accounts receivable, net of expected credit losses	$8,918	$9,102

A roll-forward of the Company’s allowance for credit losses from December 31, 2022 to June 30, 2023 is as follows:

Balance at December 31, 2022	$227
Change in provision for credit losses	(2)
Write-offs (recoveries) of uncollectible balances	(32)
Balance at June 30, 2023	$193

No individual customer accounted for 10% or more of net revenue for the three or six months ended June 30, 2023 or 2022. Two customers accounted for an aggregate of 23.8% of total accounts receivable at June 30, 2023. No individual customer accounted for 10% or more of total accounts receivable at December 31, 2022.

5. Inventories

Inventory balances, net of reserves, consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$13,279	$15,897
Finished goods	11,153	16,215
Component parts	712	868
Total inventories	$25,144	$32,980

The Company recorded a provision for excess and obsolete inventory of $0.1 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a provision for excess and obsolete inventory of $0.3 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended June 30, 2023 is as follows:

Goodwill
Balance at December 31, 2022	$536
Foreign currency exchange rate changes	26
Balance at June 30, 2023	$562

During the second quarter of 2022, a substantial decline in the Company’s stock price and other factors, including leadership changes in the Vapotherm Access reporting unit, represented indicators of long-lived asset impairment for the Vapotherm Access asset group, which triggered an interim impairment assessment. The Company determined that the carrying value of Vapotherm Access intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was primarily attributable to a significant decrease in future forecasted revenues, which reflected the notification of non-renewal of certain HGE customer

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

relationships during the second quarter of 2022, as well as uncertainty related to the Company’s ability to scale its standalone remote patient monitoring business given slower than expected patient enrollment. As a result, the Company recognized an impairment charge of $4.0 million to write down HGE customer relationships and developed technology to their estimated fair value during the second quarter of 2022. The fair value of the intangible assets was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. There were no impairments of intangible assets during the three or six months ended June 30, 2023.

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

To perform the quantitative assessment for the Vapotherm Access reporting unit, the Company determined the fair value using the income approach. The Company utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization margins, and discount rates. The Company’s forecasts are based on historical experience, expected market demand, and other industry information. The Company determined that the carrying value of the Vapotherm Access reporting unit exceeded the fair value, with the decrease in the fair value being primarily attributable to a significant decrease in future forecasted revenues, as discussed above. As a result, during the second quarter of 2022, the Company recognized an impairment charge of $14.7 million to write down the goodwill of the Vapotherm Access reporting unit to its estimated fair value. There were no impairments of goodwill during the three or six months ended June 30, 2023.

There was no amortization expense recognized within operating expenses during the three or six months ended June 30, 2023. The Company recognized $0.1 million and $0.2 million of amortization expense within sales and marketing expenses related to the intangible assets during the three and six months ended June 30, 2022, respectively. The Company also recognized less than $0.1 million of amortization expense within general and administrative expenses related to intangible assets during each of the three and six months ended June 30, 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Operating lease liabilities, current portion	$2,706	$2,313
Accrued bonuses	1,792	2,981
Accrued payroll and employee-related costs	906	938
Accrued taxes	842	1,322
Accrued interest	784	689
Accrued commissions	726	727
Accrued professional fees	571	621
Accrued vacation liability	509	601
Accrued termination benefits	508	2,474
Product warranty reserve	336	281
Accrued inventory	248	310
Accrued freight	203	422
Other	1,530	1,930
Total accrued expenses and other current liabilities	$11,661	$15,609

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

On April 17, 2023, the Company entered into an Amendment No. 5 to the SLR Loan Agreement (the “Fifth Amendment,” together with the Fourth Amended SLR Loan Agreement, the “Fifth Amended SLR Loan Agreement”)) with SLR to exclude the Company’s Singapore subsidiary operating account from the requirement of a control agreement in favor of SLR, provided the account balance is the lower of (i) $250,000 or (ii) the amount required to fund expenditures therefrom within the next ten business days. The Fifth Amendment also contains other customary provisions, such as expense reimbursement.

Pursuant to the Fifth Amended SLR Loan Agreement, advances under the Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At June 30, 2023, the interest rate was 14.57%. The Company paid interest in-kind totaling $2.4 million and $4.5 million during the three and six months ended June 30, 2023, respectively. The outstanding balance under the Fifth Amended SLR Loan Agreement was $104.5 million at June 30, 2023. The Fifth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fifth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that the Company has the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fifth Amended SLR Loan Agreement. The Fifth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fifth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 7.45% of the aggregate principal amount of the Fifth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fifth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fifth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fifth Amended SLR Loan Agreement. In connection with the Fifth Amended SLR Loan Agreement, the Company has incurred direct financing costs related to fees and non-cash consideration paid to SLR and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of June 30, 2023. The Fifth Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Fifth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fifth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of June 30, 2023, the Company was in compliance with all financial covenants under the Fifth Amended SLR Loan Agreement.

The events of default under the Fifth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Fifth Amended SLR Loan Agreement or any other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Fifth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of the Company’s subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fifth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fifth Amended SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of June 30, 2023. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Fifth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Fifth Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Fifth Amended SLR Loan Agreement as of June 30, 2023 are as follows:

2023 (remaining 6 months)	$-
2024	-
2025	-
2026	87,049
2027	17,409
Less: Unamortized deferred financing costs	(2,638)
Long-term loans payable	$101,820

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

9. Commitments and Contingencies

Lease Commitments

The Company’s operating lease commitments as of December 31, 2022 are described in Note 11 of the notes to the financial statements included in the 2022 Form 10-K.

The following table presents operating lease cost and information related to operating lease liabilities for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Operating lease cost	$1,075	$1,380
Variable lease cost	193	233
Total	$1,268	$1,613
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$1,556	$1,476
Operating right of use assets obtained in exchange for new operating lease liabilities	$-	$1,254
Weighted average remaining lease term - operating leases (in years)	3.5	3.1
Weighted average discount rate - operating leases	9.2%	8.1%

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

As of June 30, 2023, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2023 (remaining 6 months)	$1,616
2024	3,239
2025	1,299
2026	811
2027	525
Thereafter	1,133
Total payments	8,623
Less interest	(1,409)
Total present value of lease payments	$7,214

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA manages the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.4 million as of June 30, 2023 and was recorded as an operating lease liability in these condensed consolidated financial statements.

Other Commitments

As of June 30, 2023, the Company has non-cancellable purchase commitments for inventories, capital equipment and services as follows:

Total Due
2023 (remaining 6 months)	$7,869
2024	2,650
2025	600
$11,119

10. Restructuring

On April 27, 2022, the Company committed to a plan (the “April 2022 Restructuring”) to relocate substantially all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Tijuana, Mexico and announced a reduction in force at the Exeter, New Hampshire facility that eliminated positions related to production, quality and operations services. As part of the April 2022 Restructuring, the Company also incurred severance related expenses due to senior level personnel retirements and transitions. For the six months ended June 30, 2023, the Company incurred restructuring expenses of

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

approximately $0.2 million related to impairments of right-of-use assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the April 2022 Restructuring.

In connection with the April 2022 Restructuring and the relocation of manufacturing operations to Mexico, in December 2022, the Company vacated most of its leased space in its Exeter, New Hampshire facility and is in the process of marketing the designated space (“Domain Sublease”) for a sublease or subleases through the remaining term of the operating lease. The Company has not yet secured a sublease tenant or tenants, which triggered an interim impairment assessment during the first quarter of 2023. The Company re-evaluated its sublease assumptions and timeline based on current market conditions and determined the carrying value of the asset group was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was due to a delayed timeline for securing a sublease tenant or tenants. As a result, the Company recognized an impairment charge of $0.2 million for the Domain Sublease asset group, to write down the operating lease right-of-use assets to their estimated fair value during the six months ended June 30, 2023. The fair value of the operating lease right-of-use assets were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

In late August 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company committed to a plan (the “August 2022 Restructuring”) to exit the Vapotherm Access standalone remote patient monitoring business and its pulmonology practice, RespirCare, and to restructure its commercial organization in the United States. As a result of the August 2022 Restructuring, the Company eliminated positions related to patient care, marketing and administrative services at Vapotherm Access and RespirCare and executed a reduction in force of the Company’s United States field teams. As part of the August 2022 Restructuring, the Company also incurred severance related expenses due to personnel transitions. For the six months ended June 30, 2023, the Company incurred restructuring expenses of approximately $0.3 million, related to impairments of right-of-use assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the August 2022 Restructuring.

In connection with the August 2022 Restructuring, in August 2022, the Company vacated Vapotherm Access’ leased space in Fort Washington, Pennsylvania. In the first quarter of 2023, the Company determined that the operating lease right-of-use asset is considered abandoned due to failed attempts to market the facility for a sublease and the Company no longer expects to sublease the facility through the remaining lease term. As a result, the Company recognized an impairment charge of $0.2 million for asset group, to write off the operating lease right-of-use asset to its estimated fair value during the six months ended June 30, 2023. The fair value of the operating lease right-of-use asset was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

The following table summarizes the restructuring activity from December 31, 2022 to June 30, 2023:

	Termination Benefits	Asset Impairments	Total
Balance at December 31, 2022	$2,474	$-	$2,474
April 2022 Restructuring costs incurred	24	180	204
August 2022 Restructuring costs incurred	32	252	284
Non-cash restructuring costs	-	(432)	(432)
Restructuring costs paid	(1,914)	-	(1,914)
Balance at March 31, 2023	$616	$-	$616
Restructuring costs paid	(129)	-	(129)
Balance at June 30, 2023	$487	$-	$487

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The restructuring accrual at June 30, 2023 is expected to be paid by the end of 2023.

The following table summarizes the classification of restructuring expense, including related impairment of right-of-use assets, in the condensed consolidated statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$-	$480	$56	$480
Research and development	-	566	-	888
Sales and marketing	-	888	-	390
General and administrative	-	390	-	566
Impairment of right-of-use assets	-	-	432	-
Total restructuring expense	$-	$2,324	$488	$2,324

There were no restructuring charges or impairments of right-of-use assets recorded during the three months ended June 30, 2023. There were no impairments of right-of-use assets recorded during the three or six months ended June 30, 2022.

11. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	124,514	$2.34
Warrants granted	26,800,998	0.97
Warrants exercised	(2,592,121)	-
Outstanding at June 30, 2023	24,333,391	$1.08

The Company’s outstanding warrants at June 30, 2023 have exercise prices ranging from $0.001 per share to $14.00 per share and expire at periods ranging from June 10, 2024 through February 10, 2053.

In connection with its PIK Interest option, the Company has granted SLR the PIK Warrants to purchase an aggregate of 493,738 shares of common stock during the six months ended June 30, 2023. The PIK Warrants had a weighted average exercise price of $0.65 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from January 3, 2033 through June 1, 2033.

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

In June 2023, a warrant to purchase 2,592,121 shares of common stock was exercised. Upon exercise, the exercise price of $0.001 per share was satisfied through payment of cash to the Company.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023			2023
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$2,518	$602	$3,120	$5,016	$1,412	$6,428
Disposable	7,878	3,049	10,927	17,226	6,118	23,344
Subtotal product revenue	10,396	3,651	14,047	22,242	7,530	29,772
Lease revenue
Capital equipment	35	81	116	73	173	246
Other	305	105	410	660	213	873
Service and other revenue	1,111	353	1,464	2,131	746	2,877
Total net revenue	$11,847	$4,190	$16,037	$25,106	$8,662	$33,768

	Three Months Ended June 30,			Six Months Ended June 30,
	2022			2022
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$1,093	$925	$2,018	$3,467	$1,709	$5,176
Disposable	5,839	2,074	7,913	16,910	5,882	22,792
Subtotal product revenue	6,932	2,999	9,931	20,377	7,591	27,968
Lease revenue
Capital equipment	77	62	139	315	225	540
Other	328	83	411	721	181	902
Service and other revenue	2,161	329	2,490	4,584	599	5,183
Total net revenue	$9,498	$3,473	$12,971	$25,997	$8,596	$34,593

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue for the three or six months ended June 30, 2023 or 2022.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed consolidated balance sheets. The following table presents changes in contract liabilities during the six months ended June 30, 2023:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2022	$1,021	$195
Additions	725	122
Subtractions	(568)	(194)
Balance at June 30, 2023	$1,178	$123

13. Stock-Based Compensation

As of June 30, 2023, 285,198 shares of common stock remained available for issuance under the Vapotherm, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Equity Plan”), assuming target performance under outstanding performance

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

stock units. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$51	$199	$98	$427
Research and development	556	492	1,152	979
Sales and marketing	986	810	2,100	1,888
General and administrative	992	997	2,055	2,650
Total	$2,585	$2,498	$5,405	$5,944

Stock Options

The Company granted options to purchase an aggregate of 848,575 shares of common stock at exercise prices ranging from $1.21 to $2.70 per share, with a weighted average exercise price of $2.65 per share, during the six months ended June 30, 2023. The Company granted options to purchase an aggregate of 1,223,550 shares of common stock at exercise prices ranging from $2.89 to $20.71 per share, with a weighted average exercise price of $6.68 per share, during the six months ended June 30, 2022. The weighted average fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $2.18 and $4.72 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Six Months Ended June 30,
	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.9%	2.6%
Expected stock price volatility	103.8%	83.4%
Expected term (years)	6.1	6.3

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	1,320,306	$10.78
Granted	170,543	2.28
Vested	(232,763)	17.83
Canceled	(53,576)	7.89
Unvested at June 30, 2023	1,204,510	$8.34

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

A summary of performance stock units activity for the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	177,698	$18.78
Granted	-	-
Vested	-	-
Canceled	-	-
Unvested at June 30, 2023	177,698	$18.78

Employee Stock Purchase Plan

As of June 30, 2023, 907,751 shares of common stock remained available for issuance under the ESPP.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

14. Net Loss Per Share

As of June 30, 2023, the remaining outstanding Pre-Funded Warrants to purchase 1,810,387 shares of common stock that were issued in connection with the February 2023 Private Placement were included in the basic and diluted net loss per share calculation (see Note 1).

The Company excluded the following potential shares of common stock, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Warrants to purchase common stock	22,523,004	135,871
Options to purchase common stock	3,806,498	3,018,656
Unvested restricted stock units and performance stock units	1,382,208	900,654
	27,711,710	4,055,181

15. Related Party Transactions

The Company recorded sales of 0.3 million and less than $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and sales of $1.4 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively, to an entity in which a member of the Company’s board of directors holds a management position. There was a credit of $0.2 million due to the entity at June 30, 2023. There were no outstanding balances due from the entity at December 31, 2022.

16. Subsequent Event

As previously announced, on July 20, 2023, at an annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s Tenth Amended and Restated Certificate of Incorporation, as amended, to give the Board of Directors discretion to effect a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of between 1-for-3 and 1-for-8, inclusive, such ratio, and the decision to effect the reverse split, to be determined by the Board of Directors in its sole discretion.

On August 8, 2023, the Board of Directors of the Company approved a 1-for-8 reverse stock split and a corresponding reduction in authorized shares of the Company’s common stock, effective as of 12:01 a.m., Eastern Time, on August 18, 2023 (the “Effective Time”), with shares expected to begin trading on a split-adjusted basis at market open on August 18, 2023 under the existing symbol “VAPO” and new CUSIP number 922107 305. In connection with the reverse stock split, every eight (8) shares of the Company’s common stock issued and outstanding as of the Effective Time will be automatically converted into one (1) share of the Company’s common stock. Fractional shares will not be issued in connection with the reverse stock split and stockholders who would otherwise hold fractional shares because the number of shares of the Company’s common stock they hold before the reverse stock split is not evenly divisible by eight (8) will be entitled to receive a cash payment in lieu of such fractional shares.

The terms of outstanding warrants and equity-based awards (including exercise price and number of shares issuable thereunder) will be proportionately adjusted, in accordance with the terms of the applicable agreement. In addition, the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plans immediately prior to the Effective Time will be reduced proportionately.

As of the Effective Time, the Company’s issued and outstanding shares of common stock will be decreased from 49,081,339 pre-split shares to approximately 6,135,000 post-split shares and the number of authorized shares of the Company’s common stock will be decreased from 175,000,000 to 21,875,000 shares.

The effect of the reverse stock split on per share amounts and weighted average common shares outstanding for each of the three and six months ended June 30, 2023 and 2022 on a pro forma basis are as follows:

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2023	2022	2023	2022
Pro forma net loss per share - basic and diluted	$(2.34)	$(12.85)	$(5.76)	$(19.85)
Pro forma weighted-average number of shares used in calculating net loss per share, basic and diluted	6,328,215	3,321,744	5,705,602	3,306,026

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2022 Form 10-K filed with the SEC on February 23, 2023 and in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends.

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

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, including the home, although it is presently being marketed primarily for hospital use. As of June 30, 2023, more than 4.0 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 37,200 units, an increase of 3.2% compared to June 30, 2022.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In late 2020, we launched our OAM in select international markets, which can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in select international markets and through distributors in select international markets. We are in the process of seeking FDA approval to market the OAM in the United States, and are currently enrolling in an Investigational Device Exemption clinical study to support the regulatory filing. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of June 30, 2023, we have sold our High Velocity Therapy systems to over 2,400 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In the first quarter of 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. Due to the inherent uncertainty in predicting future revenues and certain variable costs, we announced in connection with the release of our first quarter 2022 financial results, our long-term “path to profitability” initiatives. As part of this strategy, we completed our move of substantially all of our manufacturing operations from New Hampshire to Mexico and we received our facility certifications and completed validation of our production lines in the first quarter of 2023. In the last half of 2022, we also established a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access local government grant funding and took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access standalone remote patient monitoring reporting unit and making reductions to our field teams in the United States and internationally. Actions completed during the first half of 2023 under our restructuring plans and their impacts on our condensed consolidated financial statements are further described in Note 10 “Restructuring” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result of this strategy, our operating expenses decreased to $17.0 million and $36.9 million for the three and six months ended June 30, 2023, respectively, down from $42.2 million and $70.0 million for the three and six months ended June 30, 2022, respectively. Included in our operating expenses for the six months ended June 30, 2023 are restructuring charges of $0.4 million related to the write down of our operating lease right-of-use assets to their estimated fair value during the first quarter of 2023. Included in our operating expenses for each of the three and six months ended June 30, 2022 are goodwill impairment charges of $14.7 million, long-lived and intangible asset impairment charges of $4.0 million and restructuring charges of $2.3 million.

On September 27, 2022, we received notice from the New York Stock Exchange, Inc. (the “NYSE”) that we are not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. Such noncompliance of Section 802.01B of the NYSE Listed Company Manual is based on our average global market capitalization for the prior 30 trading-day period being below $50 million at the same time as our stockholders’ equity is less than $50 million. We timely submitted a plan to cure the deficiency on November 11, 2022 that was accepted by the NYSE and we intend to return to compliance with the NYSE continued listing requirements by March 27, 2024 or earlier. In addition, on March 15, 2023, we received notice from the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we have a period of six months following receipt of the notice to regain compliance with the minimum share price requirement and we intend to return to compliance by September 15, 2023 or earlier. On August 8, 2023, our Board of Directors approved a 1-for-8 reverse stock split and a corresponding reduction in authorized shares of our common stock, effective as of 12:01 a.m., Eastern Time, on August 18, 2023 (the “Effective Time”), with shares expected to begin trading on a split-adjusted basis at market open on August 18, 2023 under the existing symbol “VAPO” and new CUSIP number 922107 305. In connection with the reverse stock split, every eight (8) shares of our common stock issued and outstanding as of the Effective Time will be automatically converted into one (1) share of our common stock. Fractional shares will not be issued in connection with the reverse stock split and stockholders who would otherwise hold fractional shares because the number of shares of our common stock they hold before the reverse stock split is not evenly divisible by eight (8) will be entitled to receive a cash payment in lieu of such fractional shares. The intent of the reverse stock split is to regain compliance with the NYSE minimum share price requirement, although no assurance can be provided that the reverse stock split will result in our compliance with the NYSE minimum share price requirement or that we will be able to regain or maintain compliance with the applicable NYSE listing standards.

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

On February 7, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited investors through a private placement financing for gross proceeds of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million. The net proceeds from the offering are being used primarily for sales and marketing, working capital, and other general corporate purposes.

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
•
Dedicated respiratory sales forces in the United States and in select international markets, which we expect to extend to other growing international markets;
•
Experienced international distributors;
•
A comprehensive approach to market development with established clinical and digital marketing teams;
•
A robust and growing intellectual property portfolio; and
•
An experienced senior management team and board members with deep industry practice.

During the first half of 2023, we continued to execute on our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology to help patients through all four care areas of the hospital that we serve today, regardless of whether patients are hypoxic, hypercapnic, or otherwise suffering respiratory distress. Net revenue increased $3.1 million, or 23.6%, to $16.0 million for the three months ended June 30, 2023 compared to $13.0 million for the three months ended June 30, 2022 and was primarily as a result of a 38.1% increase in disposables revenue and a 54.6% increase in capital equipment revenue, partially offset by our exit from the Vapotherm Access standalone remote patient monitoring business in October 2022. After excluding net revenue from the Vapotherm Access standalone remote patient monitoring business, on an adjusted non-GAAP basis, net revenue increased $4.1 million, or 33.8%, for the three months ended June 30, 2023 compared to the same prior year period in 2022. Although our net revenue decreased to $33.8 million for the six months ended June 30, 2023 from $34.6 million for the six months ended June 30, 2022, such decrease was primarily the result of our exit from the Vapotherm Access standalone remote patient monitoring business in October 2022 and the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period. After excluding net revenue from the Vapotherm Access standalone remote patient monitoring business, on an adjusted non-GAAP basis, net revenue increased $1.2 million, or 3.7%, for the six months ended June 30, 2023 compared to the same prior year period in 2022. Revenue from single-use disposables represented approximately 69.1% and 65.9% of our net revenue for the six months ended June 30, 2023 and 2022, respectively, and increased 2.4% on a year over year basis. We believe our strategy will allow us to return our disposable utilization, or turn, rates to their pre-COVID-19 historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We continue to focus on our long-term product roadmap, under which we plan to introduce additional high growth products to our respiratory care offerings, which we expect to drive higher capital and disposable average selling prices as we introduce new higher-value products and services. Presently, we are also working on several initiatives to drive down our inventory balance and return our inventory turnover to pre-COVID-19 historical levels.

Despite our current cost savings initiatives, we expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average sale prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. While these and other actions put pressure on our margins and adversely affected our financial results during the first half of 2023, we anticipate long-term benefits of these past and anticipated future actions, including lower cost products being built in our new Mexico facility to drive gross margin improvements. Because of these and other factors, we expect to continue to incur net losses for the next several years and may require additional funding, which could include equity and/or debt financings.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net revenue	$16,037	$12,971	$33,768	$34,593
Cost of revenue	9,177	10,606	20,696	24,336
Gross profit	6,860	2,365	13,072	10,257
Operating expenses
Research and development	3,723	6,310	7,710	11,859
Sales and marketing	8,276	11,833	17,868	25,155
General and administrative	5,019	5,323	10,789	14,277
Impairment of goodwill	-	14,701	-	14,701
Impairment of long-lived and intangible assets	-	4,036	432	4,036
(Gain) loss on disposal of property and equipment	(2)	-	53	-
Total operating expenses	17,016	42,203	36,852	70,028
Loss from operations	(10,156)	(39,838)	(23,780)	(59,771)
Other expense, net	(4,607)	(2,855)	(9,064)	(5,768)
Net loss before income taxes	(14,763)	(42,693)	(32,844)	(65,539)
Provision (benefit) for income taxes	25	(10)	34	82
Net loss	$(14,788)	$(42,683)	$(32,878)	$(65,621)

Revenue

	Three Months Ended June 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$3,120	19.5%	$2,018	15.6%	$1,102	54.6%
Disposables	10,927	68.1%	7,913	61.0%	3,014	38.1%
Subtotal product revenue	14,047	87.6%	9,931	76.6%	4,116	41.4%
Lease revenue
Capital equipment	$116	0.7%	$139	1.1%	$(23)	(16.5)%
Other	410	2.6%	411	3.2%	(1)	(0.2)%
Service and other revenue	1,464	9.1%	2,490	19.1%	(1,026)	(41.2)%
Total net revenue	$16,037	100.0%	$12,971	100.0%	$3,066	23.6%

Net revenue increased $3.1 million, or 23.6%, to $16.0 million for the second quarter of 2023 compared to $13.0 million for the second quarter of 2022. The increase in net revenue was primarily attributable to increases of $3.0 million and $1.1 million in disposables revenue and capital equipment revenue, respectively, partially offset by a $1.0 million decrease in service and other revenue. Disposables revenue increased 38.1% in the second quarter of 2023 primarily due to an increase in the number of disposables sold and an increase in demand for our products compared to the same prior year period. Capital equipment revenue increased 54.6% in the second quarter of 2023 due to an increase in volume of sales of capital equipment and higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform. The decrease in service and other revenue in the second quarter of 2023 was primarily the result of our exit from the Vapotherm Access standalone remote patient monitoring business in October 2022.

Net revenue information by geography is summarized as follows:

	Three Months Ended June 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$11,847	73.9%	$9,498	73.2%	$2,349	24.7%
International	4,190	26.1%	3,473	26.8%	717	20.6%
Total net revenue	$16,037	100.0%	$12,971	100.0%	$3,066	23.6%

Net revenue generated in the United States increased $2.3 million, or 24.7%, to $11.8 million for the second quarter of 2023, compared to $9.5 million for the second quarter of 2022. Net revenue generated in our International markets increased $0.7 million, or 20.6%, to $4.2 million for the second quarter of 2023, compared to $3.5 million for the second quarter of 2022. The increase in net revenue in the United States was primarily due to increases in the number of disposables sold, volume of sales of capital equipment and higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform. The increase in net revenue in International markets was primarily due to an increase in the number of disposables sold.

	Six Months Ended June 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$6,428	19.0%	$5,176	15.0%	$1,252	24.2%
Disposables	23,344	69.1%	22,792	65.9%	552	2.4%
Subtotal product revenue	29,772	88.1%	27,968	80.9%	1,804	6.5%
Lease revenue
Capital equipment	246	0.7%	540	1.6%	(294)	(54.4)%
Other	873	2.6%	902	2.6%	(29)	(3.2)%
Service and other revenue	2,877	8.6%	5,183	14.9%	(2,306)	(44.5)%
Total net revenue	$33,768	100.0%	$34,593	100.0%	$(825)	(2.4)%

Net revenue decreased $0.8 million, or 2.4%, to $33.8 million for the first six months of 2023 compared to $34.6 million for the first six months of 2022. The decrease in net revenue was primarily attributable to decreases of $2.3 million and $0.3 million in service and other revenue, and capital equipment lease revenue, respectively, partially offset by increases of $1.3 million and $0.6 million in capital equipment revenue and disposables revenue, respectively. The decrease in service and other revenue in the first six months of 2023 was primarily the result of our exit from the Vapotherm Access standalone remote patient monitoring business in October 2022. Capital equipment lease revenue decreased 54.4% in the first six months of 2023 due to a decrease in rental arrangements. Capital equipment revenue increased 24.2% in the first six months of 2023 primarily due to higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform, and to a lesser extent an increase in volume of sales of capital equipment in the United States. Disposables revenue increased 2.4% in the first six months of 2023 primarily due to an increase in the number of disposables sold in International markets. The increases in capital equipment revenue and disposables revenue was partially offset by the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period.

Net revenue information by geography is summarized as follows:

	Six Months Ended June 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$25,106	74.3%	$25,997	75.2%	$(891)	(3.4)%
International	8,662	25.7%	8,596	24.8%	66	0.8%
Total net revenue	$33,768	100.0%	$34,593	100.0%	$(825)	(2.4)%

Net revenue generated in the United States decreased $0.9 million, or 3.4%, to $25.1 million for the first six months of 2023, compared to $26.0 million for the first six months of 2022. Net revenue generated in our International markets increased $0.1 million, or 0.8%, to $8.7 million for the first six months of 2023, compared to $8.6 million for the first six months of 2022. The decrease in net revenue in the United States was primarily the result of our exit from the Vapotherm Access standalone remote patient monitoring business in October 2022 and decrease in the number of disposables sold due to the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period. These decreases were partially offset by an increase in volume of sales of capital equipment and higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform. The increase in net revenue in our International markets was primarily due to increases in the number of disposables sold resulting from higher demand, partially offset by a decrease in volume of sales of capital equipment.

Cost of Revenue and Gross Profit

Cost of revenue decreased $1.4 million, or 13.5%, to $9.2 million in the second quarter of 2023 compared to $10.6 million in the second quarter of 2022. Cost of revenue decreased $3.6 million, or 15.0%, to $20.7 million in the first six months of 2023 compared to $24.3 million in the first six months of 2022.

The decrease for both comparison periods was primarily due to lower production costs from our facility in Mexico, lower reserves for excess and obsolete inventory and certain non-recurring charges related to the transfer of certain activities to our contract manufacturer in the first six months of 2022 that did not repeat in the current year period, partially offset by increases in scrap expense, depreciation expense, and shipping expense of inventory to and from our facility in Mexico in the second quarter and first six months of 2023.

Gross profit as a percent of revenue increased to 42.8% in the second quarter of 2023 compared to 18.2% in the second quarter of 2022 and increased to 38.7% in the first six months of 2023 compared to 29.7% in the first six months of 2022. These increases were positively impacted by lower reserves for excess and obsolete inventory and lower production costs from our facility in Mexico, in each case, during the respective current year period compared to the respective prior year period. Gross profit for the second quarter of 2023 was also positively impacted by an increase in net revenue.

Research and Development Expenses

Research and development expenses decreased $2.6 million, or 41.0%, to $3.7 million in the second quarter of 2023 compared to $6.3 million in the second quarter of 2022. As a percentage of revenue, research and development expenses decreased to 23.2% in the second quarter of 2023 compared to 48.6% in the second quarter of 2022.

Research and development expenses decreased $4.1 million, or 35.0%, to $7.7 million in the first six months of 2023 compared to $11.9 million in the first six months of 2022. As a percentage of revenue, research and development expenses decreased to 22.8% in the first six months of 2023 compared to 34.3% in the first six months of 2022.

The decrease in research and development expenses and as a percentage of net revenue for both comparison periods was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased consulting expenses, product development costs and patent-related costs, partially offset by increases in employee-related expenses and stock-based compensation. The decrease in research and development expenses as a percentage of revenue for the second quarter of 2023 was also due to an increase in net revenue during the same period.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.6 million, or 30.1%, to $8.3 million in the second quarter of 2023 compared to $11.8 million in the second quarter of 2022. As a percentage of revenue, sales and marketing expenses decreased to 51.6% in the second quarter of 2023 compared to 91.2% in the second quarter of 2022.

Sales and marketing expenses decreased $7.3 million, or 29.0%, to $17.9 million in the first six months of 2023 compared to $25.2 million in the first six months of 2022. As a percentage of revenue, sales and marketing expenses decreased to 52.9% in the first six months of 2023 compared to 72.7% in the first six months of 2022.

The decrease in sales and marketing expenses and as a percentage of net revenue for both comparison periods was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased employee-related expenses, sales commission expenses, severance costs and travel expenses, partially offset by an increase in stock-based compensation. The decrease in sales and marketing expenses as a percentage of revenue for the second quarter of 2023 was also due to an increase in net revenue during the same period.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million, or 5.7%, to $5.0 million in the second quarter of 2023 compared to $5.3 million in the second quarter of 2022. As a percentage of revenue, general and administrative expenses decreased to 31.3% in the second quarter of 2023 compared to 41.0% in the second quarter of 2022.

General and administrative expenses decreased $3.5 million, or 24.4%, to $10.8 million in the first six months of 2023 compared to $14.3 million in the first six months of 2022. As a percentage of revenue, general and administrative expenses decreased to 32.0% in the first six months of 2023 compared to 41.3% in the first six months of 2022.

The decrease in general and administrative expenses and as a percentage of net revenue for both comparison periods was primarily due to due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased employee-related expenses, consulting and legal expenses, non-cash lease expense and stock-based compensation. The decrease in general and administrative expenses as a percentage of revenue for the second quarter of 2023 was also due to an increase in net revenue during the same period.

Impairment of Goodwill

Impairment of goodwill totaled $14.7 million during the second quarter and first six months of 2022 and related to the write down of goodwill of the Vapotherm Access reporting unit to its estimated fair value. There were no goodwill impairment charges recorded in the second quarter or first six months of 2023.

Impairment of Long-Lived and Intangible Assets

Impairment of long-lived and intangible assets totaled $0.4 million during the first six months of 2023 and related to the write down of operating lease right-of-use assets no longer deemed to be recoverable. There were no long-lived and intangible asset impairment charges recorded in the second quarter of 2023.

Impairment of long-lived and intangible assets totaled $4.0 million during the second quarter and first six months of 2022 and related to the write down of Vapotherm Access customer relationships and developed technology no longer deemed to be recoverable.

(Gain) Loss on Disposal of Property and Equipment

We recorded a gain on disposal of certain property and equipment of less than $0.1 million and a loss on disposal of certain property and equipment of $0.1 million during the second quarter and first six months of 2023, respectively. There was no such gain or loss recorded in the second quarter of 2022 or the first six months of 2022.

Other Expense, Net

Other expense, net increased $1.8 million, or 61.4%, to $4.6 million in the second quarter of 2023 compared to $2.9 million in the second quarter of 2022. Other expense, net increased $3.3 million, or 57.1%, to $9.1 million in the first six months of 2023 compared to $5.8 million in the first six months of 2022. The increase in other expense, net for both comparison periods was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during the current year periods compared to the same prior year periods in 2022.

Provision (Benefit) for Income Taxes

The provision for income taxes for the second quarter and first six months of 2023 each totaled less than $0.1 million and in each case related to income earned by our foreign subsidiaries after accounting for transfer pricing adjustments.

The benefit for income taxes for the second quarter of 2022 totaled less than $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. The provision for income taxes for the first six months of 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses in either period due to uncertainty about future taxable income.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and restricted cash of $19.1 million, working capital of $41.5 million and an accumulated deficit of $522.9 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities.

On February 10, 2023, we issued in a private placement an aggregate of 17,502,244 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 4,402,508 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 21,904,752 shares of common stock at a purchase price of $1.05 per unit for aggregate gross proceeds to us of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million. The warrants and pre-funded warrants have exercise prices of $1.17 and $0.001 per share and expire in five years and 30 years, respectively. The net proceeds from the offering are being used primarily for sales and marketing, working capital, and other general corporate purposes.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,388)	$(50,139)
Investing activities	(1,408)	(6,289)
Financing activities	21,023	50,157
Effect of exchange rate on cash, cash equivalents and restricted cash	35	(62)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,262	$(6,333)

Operating Activities

The net cash used in operating activities was $17.4 million in the first six months of 2023 and consisted primarily of a net loss of $32.9 million, partially offset by non-cash charges of $14.7 million and a decrease in net operating assets of $0.8 million. Non-cash charges for the first six months of 2023 consisted primarily of stock-based compensation expense, interest paid in-kind, depreciation and amortization expense, and non-cash lease expense.

The net cash used in operating activities was $50.1 million in the first six months of 2022 and consisted primarily of a net loss of $65.6 million and a decrease in net operating assets of $12.7 million, partially offset by $28.2 million in non-cash charges. Non-cash charges for the first six months of 2022 consisted primarily of impairment of goodwill, stock-based compensation expense, impairment of long-lived and intangible assets, and depreciation and amortization expense, partially offset by the change in fair value of contingent consideration.

Investing Activities

Net cash used in investing activities for the first six months of 2023 and 2022 consisted of purchases of property and equipment of $1.4 million and $6.3 million, respectively.

Financing Activities

Net cash provided by financing activities was $21.0 million in the first six months of 2023 and consisted primarily of net proceeds from the issuance of securities in the February 2023 private placement of $20.9 million and proceeds from common stock issuances in connection with our ESPP of $0.1 million.

Net cash used in financing activities was $50.2 million in the first six months of 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, proceeds received from the exercise of stock options of $0.1 million and proceeds from common stock issuances in connection with our ESPP of $0.1 million, partially offset by payments of debt issuance costs of $1.6 million, debt extinguishment costs of $0.8 million and contingent consideration payments of $0.1 million.

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

On April 17, 2023, we entered into an Amendment No. 5 to the SLR Loan Agreement (the “Fifth Amendment,” together with the Fourth Amended SLR Loan Agreement, the “Fifth Amended SLR Loan Agreement”)) with SLR to exclude our Singapore subsidiary operating account from the requirement of a control agreement in favor of SLR, provided the account balance is the lower of (i) $250,000 or (ii) the amount required to fund expenditures therefrom within the next ten business days. The Fifth Amendment also contains other customary provisions, such as expense reimbursement.

Pursuant to the Fifth Amended SLR Loan Agreement, advances under the Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At June 30, 2023, the interest rate was 14.57%. We paid interest in-kind totaling $2.4 million and $4.5 million during the three and six months ended June 30, 2023, respectively. The outstanding balance under the Fifth Amended SLR Loan Agreement was $104.5 million at June 30, 2023. The Fifth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fifth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that we have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fifth Amended SLR Loan Agreement. The Fifth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fifth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, we will be required to make a payment of 7.45% of the aggregate principal amount of the Fifth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fifth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fifth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fifth Amended SLR Loan Agreement. In connection with the Fifth Amended SLR Loan Agreement, we have incurred direct financing costs related to fees and non-cash consideration paid to SLR, and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of June 30, 2023. The Fifth Amended SLR Loan Agreement is secured by a lien on substantially all of our assets, including intellectual property.

The Fifth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fifth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of June 30, 2023, we were in compliance with all financial covenants under the Fifth Amended SLR Loan Agreement.

The events of default under the Fifth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Fifth Amended SLR Loan Agreement or any other loan documents, (2) our breach or default in the performance of any covenant under the Fifth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fifth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fifth Amended SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of June 30, 2023. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Fifth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Fifth Amended SLR Loan Agreement, subject to customary restrictions.

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

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we use certain non-GAAP financial measures, including non-GAAP net revenue excluding Vapotherm Access and the growth of non-GAAP net revenue excluding Vapotherm Access. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

The following table contains a reconciliation of net revenue to non-GAAP net revenue excluding Vapotherm Access for each of the three and six months ended June 30, 2023 and 2022 and the growth of such net revenue and non-GAAP net revenue excluding Vapotherm Access over the prior year periods. Non-GAAP net revenue excluding Vapotherm Access and the growth of non-GAAP net revenue excluding Vapotherm Access are non-GAAP financial measures we use as supplemental measures in evaluating revenue performance. We completed our exit from the Vapotherm Access standalone remote patient monitoring business in October 2022 and we believe the measures are relevant and useful to investors in understanding the change in our revenues on a comparable basis over the prior year periods. We define non-GAAP net revenue excluding Vapotherm Access as net revenue less net revenue of the Vapotherm Access remote patient monitoring business.

	Three Months Ended June 30,		Change
	2023	2022	$	%
(Unaudited)	(in thousands, except percentages)
GAAP net revenue	$16,037	$12,971	$3,066	23.6%
Vapotherm Access net revenue	-	(987)	987	(100.0)%
Non-GAAP net revenue excluding Vapotherm Access	$16,037	$11,984	$4,053	33.8%

	Six Months Ended June 30,		Change
	2023	2022	$	%
(Unaudited)	(in thousands, except percentages)
GAAP net revenue	$33,768	$34,593	$(825)	(2.4)%
Vapotherm Access net revenue	-	(2,034)	2,034	(100.0)%
Non-GAAP net revenue excluding Vapotherm Access	$33,768	$32,559	$1,209	3.7%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Fifth Amended SLR Loan Agreement and interest rates associated with our invested cash balances. Borrowings under our Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one month Secured Overnight Financing Rate (the “SOFR Rate”), plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At June 30, 2023, the interest rate was 14.57%. As of June 30, 2023, borrowings under our Fifth Amended SLR Loan Agreement totaled $104.5 million. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.0 million impact on our interest expense on an annual basis.

On June 30, 2023, we had cash invested in money market deposits of $4.3 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances are exposed to credit loss for the amounts that exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar, the British pound sterling and the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ deficit. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.3% and 8.6% of consolidated net revenue for the three months ended June 30, 2023 and 2022, respectively. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.6% and 6.6% of consolidated net revenue for the six months ended June 30, 2023 and 2022, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.7% and 5.5% of our total assets at June 30, 2023 and December 31, 2022, respectively. There were no material assets denominated in the Mexican peso at June 30, 2023 or December 31, 2022. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the three and six months ended June 30, 2023, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue for the remainder of 2023. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

Concentration of Credit Risk

Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain our cash balances primarily with Canadian Imperial Bank of Commerce Innovation Banking and Bank of America, N.A. These balances generally exceed FDIC limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk in cash, cash equivalents and restricted cash.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As previously disclosed on October 3, 2022, we received written notice from the NYSE that we do not satisfy the listing requirements. In order to avoid delisting, we have 45 days from the receipt of the notice to submit a plan to bring the company into conformity with continued listed standards within 18 months of receipt of the notice. If the plan is not submitted on a timely basis or is not accepted by the NYSE, the NYSE could initiate delisting proceedings. We timely filed a plan to cure this deficiency with the NYSE on November 11, 2022 (the “Plan”). We received a plan acceptance letter from the NYSE indicating it had accepted our previously submitted business plan to cure our non-compliance with our market capitalization requirement. As set forth in the acceptance letter, the NYSE will continue listing our common stock and will perform quarterly reviews for an 18-month period that started September 27, 2022 (the date the delisting notice was received by us) for compliance with the goals and initiatives outlined in our business plan, which are consistent with the key initiatives we have publicly disclosed. We will need to achieve the minimum continued listing standards of either average global market capitalization over a consecutive 30 trading-day period of $50 million or total stockholders’ equity of $50 million at the completion of the 18-month period. We may fail to satisfy the required steps and, consequently, fail to maintain the listing of our common stock on the NYSE.

In addition, as previously disclosed, on March 15, 2023, we received notice from the NYSE that we are not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On December 30, 2022, we regained compliance with the continued listing standards set forth in Section 802.01C. Pursuant to Section 802.01C, we have a period of six months following the receipt of this notice to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day of any calendar month during the cure period or on the last business day of the six month cure period, our shares of common stock must demonstrate (i) a closing price of at least $1.00 per share and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on such date. If we are unable to regain compliance with the $1.00 share price rule within this period, the NYSE will initiate procedures to suspend and delist our common stock. Section 802.01C also provides for an exception to the six-month cure period if the action required to cure the price condition requires stockholder approval, in which case the action needs to be approved by no later than our next annual stockholders meeting. Pursuant to this exception, the price condition will be deemed cured if our share price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. On August 8, 2023, our Board of Directors approved a 1-for-8 reverse stock split and a corresponding reduction in authorized shares of our common stock, effective as of 12:01 a.m., Eastern Time, on August 18, 2023 (the “Effective Time”), with shares expected to begin trading on a split-adjusted basis at market open on August 18, 2023 under the existing symbol “VAPO” and new CUSIP number 922107 305. In connection with the reverse stock split, every eight (8) shares of our common stock issued and outstanding as of the Effective Time will be automatically converted into one (1) share of our common stock. Fractional shares will not be issued in connection with the reverse stock split and stockholders who would otherwise hold fractional shares because the number of shares of our common stock they hold before the reverse stock split is not evenly divisible by eight (8) will be entitled to receive a cash payment in lieu of such fractional shares. The intent of the reverse stock split is to regain compliance with the NYSE minimum share price requirement, although no assurance can be provided that the reverse stock split will result in our compliance with the NYSE minimum share price requirement or that we will be able to regain or maintain compliance with the applicable NYSE listing standards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2023, the Company granted SLR Investment Corp. (“SLR”) warrants to purchase an aggregate of 385,361 shares of common stock in connection with the PIK Interest option under the Company’s Loan and Security Agreement, as amended, with SLR (collectively, the “PIK Warrants”). The PIK Warrants had a weighted average exercise price of $0.55 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from April 3, 2033 through June 1, 2033. The offer and sale of the PIK Warrants was made by the Company in reliance on an exemption from the registration requirements provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and in connection therewith, relied upon representations made by SLR.

In connection with its February 2023 Private Placement, the Company issued Pre-Funded Warrants to purchase an aggregate of 4,402,508 shares of common stock, which were fully vested upon issuance at an exercise price of $0.001 per share. During the second quarter of 2023, a Pre-Funded Warrant to purchase 2,592,121 shares of common stock was exercised upon the payment of $2,592, resulting in the issuance by the Company of such shares. The offer and sale of such shares of common stock was made by the Company in reliance on an exemption from the registration requirements provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and in connection therewith, relied upon representations made by the warrant holder in connection with the February 2023 Private Placement.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 5 to Loan and Security Agreement, dated as of April 17, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 3, 2023 (File No. 001-38740) and incorporated herein by reference)

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

VAPOTHERM, INC.

August 8, 2023	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

August 8, 2023	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer