Form 10-Q
period 2023-09-30
VAPOTHERM INC
filed 2023-11-08
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, there were 6,138,333 outstanding shares of common stock of Vapotherm, Inc.

VAPOTHERM, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

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
•
the anticipated favorable effect of our transition of substantially all manufacturing operations to Mexico on our gross margins and costs and risks in connection therewith and risks associated with operations in Mexico;
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
•
our need for additional financing in the future;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,418	$15,738
Accounts receivable, net of expected credit losses of $162 and $227, respectively	7,441	9,102
Inventories, net	23,093	32,980
Prepaid expenses and other current assets	4,202	2,081
Total current assets	49,154	59,901
Property and equipment, net	23,908	26,636
Operating lease right-of-use assets	3,556	5,805
Restricted cash	1,109	1,109
Goodwill	541	536
Deferred income tax assets	124	96
Other long-term assets	2,212	2,112
Total assets	$80,604	$96,195
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,951	$2,739
Contract liabilities	1,242	1,216
Accrued expenses and other current liabilities	11,996	15,609
Total current liabilities	16,189	19,564
Long-term loans payable, net	104,425	96,994
Other long-term liabilities	7,486	7,827
Total liabilities	128,100	124,385
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock ($0.001 par value) 21,875,000 shares authorized as of September 30, 2023 and December 31, 2022, 6,137,973 and 3,564,505 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (1)	6	4
Additional paid-in capital	490,697	461,965
Accumulated other comprehensive loss	(189)	(157)
Accumulated deficit	(538,010)	(490,002)
Total stockholders’ deficit	(47,496)	(28,190)
Total liabilities and stockholders’ deficit	$80,604	$96,195

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$15,167	$13,545	$48,935	$48,138
Cost of revenue	9,154	11,682	29,850	36,018
Gross profit	6,013	1,863	19,085	12,120
Operating expenses
Research and development	3,132	4,382	10,842	16,241
Sales and marketing	7,967	11,460	25,835	36,615
General and administrative	4,430	6,477	15,219	20,754
Impairment of goodwill	-	-	-	14,701
Impairment of long-lived and intangible assets	755	2,139	1,187	6,175
Loss on disposal of property and equipment	-	321	53	321
Total operating expenses	16,284	24,779	53,136	94,807
Loss from operations	(10,271)	(22,916)	(34,051)	(82,687)
Other (expense) income
Interest expense	(4,828)	(3,276)	(13,801)	(7,872)
Interest income	16	56	70	113
Foreign currency loss	(29)	(73)	(174)	(188)
Loss on extinguishment of debt	-	-	-	(1,114)
Net loss before income taxes	$(15,112)	$(26,209)	$(47,956)	$(91,748)
Provision (benefit) for income taxes	18	(8)	52	74
Net loss	$(15,130)	$(26,201)	$(48,008)	$(91,822)
Other comprehensive loss:
Foreign currency translation adjustments	(145)	(172)	(32)	(412)
Total other comprehensive loss	$(145)	$(172)	$(32)	$(412)
Total comprehensive loss	$(15,275)	$(26,373)	$(48,040)	$(92,234)
Net loss per share - basic and diluted	$(2.38)	$(7.85)	$(8.10)	$(27.69)
Weighted-average number of shares used in calculating net loss per share, basic and diluted (1)	6,361,098	3,337,072	5,926,506	3,316,471

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares (1)	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2022	3,564,505	$4	$461,965	$(157)	$(490,002)	$(28,190)
Issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net	2,187,781	2	20,941	-	-	20,943
Issuance of common stock upon exercise of options	28	-	-	-	-	-
Issuance of common stock upon settlement of restricted stock units	21,967	-	-	-	-	-
Issuance of common stock for services	2,711	-	59	-	-	59
Issuance of common stock warrants	-	-	28	-	-	28
Stock-based compensation expense	-	-	2,761	-	-	2,761
Foreign currency translation adjustments	-	-	-	135	-	135
Net loss	-	-	-	-	(18,090)	(18,090)
Balance at March 31, 2023	5,776,992	$6	$485,754	$(22)	$(508,092)	$(22,354)

Issuance of common stock upon exercise of pre-funded warrants	324,015	-	-	-	-	-
Issuance of common stock upon settlement of restricted stock units	1,481	-	-	-	-	-
Issuance of common stock under the Employee Stock Purchase Plan	25,512	-	77	-	-	77
Issuance of common stock for services	2,938	-	58	-	-	58
Issuance of common stock warrants	-	-	43	-	-	43
Stock-based compensation expense	-	-	2,527	-	-	2,527
Foreign currency translation adjustments	-	-	-	(22)	-	(22)
Net loss	-	-	-	-	(14,788)	(14,788)
Balance at June 30, 2023	6,130,938	$6	$488,459	$(44)	$(522,880)	$(34,459)

Issuance of common stock upon settlement of restricted stock units	4,218	-	-	-	-	-
Issuance of common stock for services	2,938	-	58	-	-	58
Issuance of common stock warrants	-	-	40	-	-	40
Retirement of common shares upon reverse stock split	(121)	-	-	-	-	-
Stock-based compensation expense	-	-	2,140	-	-	2,140
Foreign currency translation adjustments	-	-	-	(145)	-	(145)
Net loss	-	-	-	-	(15,130)	(15,130)
Balance at September 30, 2023	6,137,973	$6	$490,697	$(189)	$(538,010)	$(47,496)

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2021	3,265,782	$3	$443,381	$26	$(376,743)	$66,667
Issuance of common stock upon exercise of options	153	-	12	-	-	12
Issuance of common stock upon settlement of restricted stock units and awards	7,561	-	10	-	-	10
Issuance of common stock for services	460	-	76	-	-	76
Issuance of common stock to satisfy contingent and consideration	46,021	-	5,630	-	-	5,630
Issuance of common stock warrants	-	-	1,157	-	-	1,157
Stock-based compensation expense	-	-	3,370	-	-	3,370
Foreign currency translation adjustment	-	-	-	(55)	-	(55)
Net loss	-	-	-	-	(22,938)	(22,938)
Balance at March 31, 2022	3,319,977	$3	$453,636	$(29)	$(399,681)	$53,929

Issuance of common stock upon exercise of options	2,047	-	43	-	-	43
Issuance of common stock upon settlement of restricted stock units and awards	6,152	-	2	-	-	2
Issuance of common stock under the Employee Stock Purchase Plan	7,871	-	135	-	-	135
Issuance of common stock for services	561	-	88	-	-	88
Stock-based compensation expense	-	-	2,410	-	-	2,410
Foreign currency translation adjustment	-	-	-	(185)	-	(185)
Net loss	-	-	-	-	(42,683)	(42,683)
Balance at June 30, 2022	3,336,608	$3	$456,314	$(214)	$(442,364)	$13,739

Issuance of common stock upon exercise of options	748	-	10	-	-	10
Issuance of common stock upon settlement of restricted stock units and awards	478	-	3	-	-	3
Issuance of common stock for services	43	-	67	-	-	67
Modification of common stock warrants	-	-	39	-	-	39
Stock-based compensation expense	-	-	1,614	-	-	1,614
Foreign currency translation adjustments	-	-	-	(172)	-	(172)
Net loss	-	-	-	-	(26,201)	(26,201)
Balance at September 30, 2022	3,337,877	$3	$458,047	$(386)	$(468,565)	$(10,901)

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(48,008)	$(91,822)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,603	7,625
Depreciation and amortization	3,687	4,006
Provision for credit losses	(16)	346
Provision for inventory valuation	760	2,655
Non-cash lease expense	1,107	1,670
Change in fair value of contingent consideration	-	(3,351)
Impairment of goodwill	-	14,701
Impairment of long-lived and intangible assets	1,187	6,175
Loss on disposal of property and equipment	53	321
Placed units reserve	588	225
Interest paid in-kind	6,992	-
Amortization of discount on debt	552	502
Deferred income taxes	52	74
Loss on extinguishment of debt	-	1,114
Changes in operating assets and liabilities:
Accounts receivable	1,684	2,338
Inventories	9,182	(2,651)
Prepaid expenses and other assets	(2,108)	(1,902)
Accounts payable	243	(4,295)
Contract liabilities	26	(562)
Accrued expenses and other current liabilities	(2,047)	(4,853)
Operating lease liabilities, current and long-term	(1,884)	(1,581)
Net cash used in operating activities	(20,347)	(69,265)
Cash flows from investing activities
Purchases of property and equipment	(1,962)	(8,266)
Net cash used in investing activities	(1,962)	(8,266)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net of issuance costs	20,943	-
Proceeds from loans, net of discount	-	99,094
Repayment of loans	-	(40,000)
Payments of debt extinguishment costs	-	(817)
Payment of debt issuance costs	-	(1,567)
Repayments on revolving loan facility	-	(6,608)
Payment of contingent consideration	-	(135)
Proceeds from exercise of stock options	-	65
Proceeds from exercise of warrants	3	-
Proceeds from issuance of common stock under Employee Stock Purchase Plan	77	135
Net cash provided by financing activities	21,023	50,167
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	(142)
Net decrease in cash, cash equivalents and restricted cash	(1,320)	(27,506)
Cash, cash equivalents and restricted cash
Beginning of period	16,847	57,324
End of period	$15,527	$29,818
Supplemental disclosures of cash flow information
Interest paid during the period	$4,268	$6,023
Property and equipment purchases in accounts payable and accrued expenses	$512	$617
Issuance of common stock to satisfy contingent consideration	$-	$5,630
Issuance of common stock warrants in conjunction with long term debt	$111	$1,196
Issuance of common stock upon settlement of restricted stock units	$-	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

1. Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure, pneumonia, asthma and COVID-19 or other systemic conditions. The Company’s mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as the Company’s Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. The Company’s digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although the Company exited the Vapotherm Access call center business, the Company is using the underlying technology to develop digital capabilities for the Company’s devices. While these device and digital solutions function independently, the Company believes leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

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

The Company sells its High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In late 2020, the Company launched its OAM in select international markets, which can be used with most versions of the Company’s Precision Flow system, and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death. The OAM is sold through a direct sales organization in select international markets and through distributors in select international markets. The Company is no longer seeking FDA approval to the Precision Flow version of the OAM in the United States, but will instead focus future efforts on the HVT 2.0 version of the OAM for the United States market. In addition, the Company employs field-based clinical managers who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

In the fourth quarter of 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company completed its exit of the Vapotherm Access call center business, which included Vapotherm Access, formerly “HGE Healthcare Solutions, LLC” or “HGE,” and Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). Effective October 31, 2022, the Company terminated its master service agreement with RespirCare, which resulted in the deconsolidation of RespirCare from the Company’s condensed consolidated financial statements (see Note 10).

Issuance of Securities through a Private Placement

On February 10, 2023 (the “Closing Date”), the Company issued in a private placement (the “February 2023 Private Placement”) an aggregate of 2,187,781 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 550,313 shares of common stock (the “Pre-Funded Warrants”), and, in each case, accompanying warrants to purchase an aggregate of up to 2,738,094 shares of common stock (the “Warrants”) at a purchase price of $8.40 per unit for aggregate gross proceeds to the Company of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million.

The Warrants expire five years following the Closing Date, have an exercise price of $9.36 per share, and were immediately exercisable upon issuance. The Pre-Funded Warrants expire 30 years following the Closing Date or when exercised in full, have an exercise price of $0.008 per share, and were immediately exercisable upon issuance. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants and the Pre-Funded Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and the Pre-Funded Warrants agreements. The Warrants and Pre-Funded Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the Warrants and Pre-Funded Warrants do not provide any guarantee of value or return.

Reverse Stock Split

The Company effected a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-8 effective as of 12:01 a.m., Eastern Time, on August 18, 2023 (the “Reverse Stock Split”). No fractional shares were issued. All shares and per share amounts in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

Following the Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock were decreased from approximately 49,081,000 pre-split shares to 6,135,000 million post-split shares. In connection with the Reverse Stock Split effectiveness, the number of authorized shares of the Company's Common Stock was decreased from 175,000,000 shares to 21,875,000 shares.

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

As of September 30, 2023, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $14.3 million, including $9.4 million located in Mexico, at September 30, 2023. Long-term assets located outside the United States totaled $14.9 million, including $9.9 million located in Mexico, at December 31, 2022.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, and the condensed consolidated statements of comprehensive loss and stockholders’ deficit for the three and nine months ended September 30, 2023 and 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Financial Instruments and Concentrations of Credit Risk

As of September 30, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At September 30, 2023, deposits exceed the amount of any insurance provided and are exposed to credit loss.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of September 30, 2023, $1.1 million of the Company’s $15.5 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2022, $1.0 million of the Company’s $16.8 million of cash, cash equivalents and restricted cash balance was located outside of the United States. The Company’s cash, cash equivalents and restricted cash balances are primarily held by Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) and Bank of America, N.A.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$14,418	$15,738
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$15,527	$16,847

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

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2022 to September 30, 2023 is as follows:

Balance at December 31, 2022	$281
Provisions for warranty obligations	189
Settlements	(135)
Balance at September 30, 2023	$335

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the High Velocity Therapy systems. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of the High Velocity Therapy capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who provide service on the High Velocity Therapy capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and are accounted for as a reduction to the corresponding of revenue category. During the three and nine months ended September 30, 2022, service revenue also included $0.7 million and $2.7 million, respectively, of fees from the standalone remote patient monitoring services sold through Vapotherm Access.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three or nine months ended September 30, 2023 or 2022.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, Leases (“ASC 842”), and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts totaled $0.1 million and less than $0.1 million at September 30, 2023 and December 31, 2022, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in cost of sales. Shipping and handling activities are accounted for as activities to fulfill a contract and are accrued when the customer obtains control of the Company’s product. The total costs of shipping and handling for each of the three months ended September 30, 2023 and 2022 were $0.3 million. The total costs of shipping and handling for each of the nine months ended September 30, 2023 and 2022 were $0.8 million.

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

The Company’s major tax jurisdictions are the state of New Hampshire, the United States, United Kingdom, Germany, Mexico, and Singapore. The provision for income taxes for the three and nine months ended September 30, 2023 totaled less than $0.1 million and $0.1 million, respectively, and related to income earned by the Company’s foreign subsidiaries after accounting for transfer pricing adjustments. The benefit for income taxes for the three months ended September 30, 2022 totaled less than $0.1 million and related to a benefit for net deferred income tax assets deemed more likely than not to be realized by the Company’s foreign subsidiaries. The provision for income taxes for the nine months ended September 30, 2022 totaled $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by the Company’s foreign subsidiaries.

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

As of September 30, 2023, the Company had two items, cash equivalents and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately $4.3 million at September 30, 2023 and are valued based on Level 1 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement (see Note 8). Its fair value is deemed to be immaterial at September 30, 2023 and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three or nine months ended September 30, 2023.

During the first, second and third quarters of 2023, the Company granted SLR warrants to purchase 13,547 shares, 48,170 shares and 66,990 shares, respectively, of common stock (the “PIK Warrants”). The issuance of the PIK Warrants were made pursuant to amendments to the Company’s financing arrangement (see Note 8). These equity-classified PIK Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

During the first quarter of 2022, the Company granted warrants to purchase 13,421 shares of common stock and during the third quarter of 2022, these warrants were modified to amend the exercise price from $111.76 per share to $13.04 per share. The modification of these warrants resulted in an incremental increase in fair value of the warrants of less than $0.1 million, which the Company recorded as an addition to the debt discount for non-cash consideration paid to its lenders. The issuance and modification of the warrants were made in connection with its financing arrangement (see Note 8). These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The fair value of warrants are estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.9%-4.6%	1.9%-3.9%
Expected stock price volatility	20.5%-20.9%	79.3%-87.7%
Expected term (years)	2.5	9.5-10.0

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

4. Accounts Receivable

Accounts receivable consists of the following:

	September 30, 2023	December 31, 2022
United States	$4,652	$6,611
International	2,951	2,718
Total accounts receivable	7,603	9,329
Less: Allowance for expected credit losses	(162)	(227)
Accounts receivable, net of expected credit losses	$7,441	$9,102

A roll-forward of the Company’s allowance for credit losses from December 31, 2022 to September 30, 2023 is as follows:

Balance at December 31, 2022	$227
Change in provision for credit losses	(16)
Write-offs of uncollectible balances	(49)
Balance at September 30, 2023	$162

No individual customer accounted for 10% or more of net revenue for the three or nine months ended September 30, 2023 or 2022. No individual customer accounted for 10% or more of total accounts receivable at September 30, 2023 or December 31, 2022.

5. Inventories

Inventory balances, net of reserves, consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$11,192	$15,897
Finished goods	11,074	16,215
Component parts	827	868
Total inventories	$23,093	$32,980

The Company recorded a provision for excess and obsolete inventory of $0.5 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a provision for excess and obsolete inventory of $0.8 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively.

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended September 30, 2023 is as follows:

Goodwill
Balance at December 31, 2022	$536
Foreign currency exchange rate changes	5
Balance at September 30, 2023	$541

During the second quarter of 2022, a substantial decline in the Company’s stock price and other factors, including leadership changes in the Vapotherm Access reporting unit, represented indicators of long-lived asset impairment for the Vapotherm Access asset group, which triggered an interim impairment assessment. The Company determined that the carrying value of Vapotherm Access intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was primarily attributable to a significant decrease in future forecasted revenues, which reflected the notification of non-renewal of certain HGE customer

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

relationships during the second quarter of 2022, as well as uncertainty related to the Company’s ability to scale the Vapotherm Access call center business given slower than expected patient enrollment. As a result, the Company recognized an impairment charge of $4.0 million to write down HGE customer relationships and developed technology to their estimated fair value during the second quarter of 2022. The fair value of the intangible assets was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. There were no impairments of intangible assets during the three months ended September 30, 2022, however, the Company recorded an impairment charge related to the long-lived assets, other than intangible assets, of Vapotherm Access of $2.1 million during the three months ended September 30, 2022 (see Note 10). There were no impairments of intangible assets during the three or nine months ended September 30, 2023.

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

To perform the quantitative assessment for the Vapotherm Access reporting unit, the Company determined the fair value using the income approach. The Company utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization margins, and discount rates. The Company’s forecasts are based on historical experience, expected market demand, and other industry information. The Company determined that the carrying value of the Vapotherm Access reporting unit exceeded the fair value, with the decrease in the fair value being primarily attributable to a significant decrease in future forecasted revenues, as discussed above. As a result, during the second quarter of 2022, the Company recognized an impairment charge of $14.7 million to write down the goodwill of the Vapotherm Access reporting unit to its estimated fair value. There were no impairments of goodwill during the three or nine months ended September 30, 2023.

There was no amortization expense recognized within operating expenses during the three or nine months ended September 30, 2023. The Company recognized $0.1 million and $0.2 million of amortization expense within sales and marketing expenses related to the intangible assets during the three and nine months ended September 30, 2022, respectively. The Company also recognized less than $0.1 million of amortization expense within general and administrative expenses related to intangible assets during each of the three and nine months ended September 30, 2022.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Operating lease liabilities, current portion	$2,894	$2,313
Accrued bonuses	1,541	2,981
Accrued payroll and employee-related costs	1,266	938
Accrued taxes	858	1,322
Accrued interest	802	689
Accrued inventories	784	310
Accrued commissions	523	727
Accrued vacation liability	484	601
Accrued termination benefits	471	2,474
Accrued professional fees	455	621
Product warranty reserve	335	281
Accrued freight	234	422
Other	1,349	1,930
Total accrued expenses and other current liabilities	$11,996	$15,609

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8. Debt

Current Credit Facilities

On February 18, 2022 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp. (“SLR”) which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to the Company on the Effective Date. In connection with this funding, the Company granted SLR warrants to purchase 13,421 shares of the Company’s common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to the Company upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement with CIBC, as described below.

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

Concurrently with the closing of the Second Amendment, the Company amended and restated SLR’s warrants to purchase 13,421 shares of the Company’s common stock to reset the exercise price to $13.04 per share.

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

In addition, the Third Amendment provided that if the Company raised $15 million of net cash equity proceeds (the “Equity Raise”) prior to July 1, 2023, the 2023 minimum revenue covenant would be waived and the Company need only demonstrate net product revenue of at least $25 million (tested on trailing six-month basis for the period ending September 30, 2023) for the fiscal year ending December 31, 2023. Upon satisfaction of the Equity Raise, the Company’s PIK Interest option would be reduced to up to 4% of the interest rate under the Third Amended SLR Loan Agreement. Concurrently with the closing of the Third Amendment, the Company amended and restated SLR’s warrants to purchase 13,421 shares of the Company’s common stock to reset the exercise price to $3.84 per share.

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

Additionally, if the Company elects PIK Interest of 9%, the amount of warrants to be granted to SLR increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and the Company’s monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provides for a reset of the exercise price of the warrants to be issued in connection with the Company’s election of PIK Interest, including existing PIK Warrants, equal to the lower of the Company’s closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $9.36 per share.

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

Pursuant to the Fifth Amended SLR Loan Agreement, advances under the Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At September 30, 2023, the interest rate was 14.73%. The Company paid interest in-kind totaling $2.4 million and $7.0 million during the three and nine months ended September 30, 2023, respectively. The outstanding balance under the Fifth Amended SLR Loan Agreement was $106.9 million at September 30, 2023. The Fifth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fifth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that the Company has the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fifth Amended SLR Loan Agreement. The Fifth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fifth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 7.45% of the aggregate principal amount of the Fifth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fifth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fifth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fifth Amended SLR Loan Agreement. In connection with the Fifth Amended SLR Loan Agreement, the Company has incurred direct financing costs related to fees and non-cash consideration paid to SLR and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of September 30, 2023. The Fifth Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Fifth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fifth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of September 30, 2023, the Company was in compliance with all financial covenants under the Fifth Amended SLR Loan Agreement.

The events of default under the Fifth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Fifth Amended SLR Loan Agreement or any other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Fifth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of the Company’s subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fifth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fifth Amended SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of September 30, 2023. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Fifth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Fifth Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Fifth Amended SLR Loan Agreement as of September 30, 2023 are as follows:

2023 (remaining 3 months)	$-
2024	-
2025	-
2026	89,066
2027	17,813
Less: Unamortized deferred financing costs	(2,454)
Long-term loans payable	$104,425

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents operating lease cost and information related to operating lease liabilities for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$1,566	$2,122
Variable lease cost	283	347
Total	$1,849	$2,469
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$2,343	$2,076
Operating right of use assets obtained in exchange for new operating lease liabilities	$-	$2,824
Weighted average remaining lease term - operating leases (in years)	3.4	3.6
Weighted average discount rate - operating leases	9.3%	8.7%

As of September 30, 2023, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2023 (remaining 3 months)	$935
2024	3,236
2025	1,296
2026	807
2027	523
Thereafter	1,129
Total payments	7,926
Less interest	(1,253)
Total present value of lease payments	$6,673

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA manages the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.4 million as of September 30, 2023 and was recorded as an operating lease liability in these condensed consolidated financial statements.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Other Commitments

As of September 30, 2023, the Company has non-cancellable purchase commitments for inventories, capital equipment and services as follows:

Total Due
2023 (remaining 3 months)	$10,006
2024	3,474
2025	1,163
$14,643

10. Restructuring

On April 27, 2022, the Company committed to a plan (the “April 2022 Restructuring”) to relocate substantially all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Tijuana, Mexico and announced a reduction in force at the Exeter, New Hampshire facility that eliminated positions related to production, quality and operations services. As part of the April 2022 Restructuring, the Company also incurred severance related expenses due to senior level personnel retirements and transitions. For the three and nine months ended September 30, 2023, the Company incurred restructuring expenses of approximately $0.8 million and $1.0 million, respectively, related to impairments of right-of-use assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the April 2022 Restructuring.

In connection with the April 2022 Restructuring and the relocation of manufacturing operations to Mexico, in December 2022, the Company vacated most of its leased space in its Exeter, New Hampshire facility and is in the process of marketing the designated space (“Domain Sublease”) for a sublease or subleases through the remaining term of the operating lease. The Company has not yet secured a sublease tenant or tenants, which triggered an interim impairment assessment during each of the first and third quarters of 2023. The Company re-evaluated its sublease assumptions and timeline based on current market conditions and determined the carrying value of the asset group was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group during the first quarter of 2023 was due to a delayed timeline for securing a sublease tenant or tenants. The decrease in the undiscounted future cash flows from the asset group during the third quarter of 2023 was due to the loss of prospective tenants that are no longer interested in subleasing the Company’s leased space. As a result, the Company recognized impairment charges of $0.8 million and $0.9 million for the Domain Sublease asset group, to write down the operating lease right-of-use assets to their estimated fair value during the three and nine months ended September 30, 2023, respectively. The fair values of the operating lease right-of-use assets were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

In late August 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company committed to a plan (the “August 2022 Restructuring”) to exit the Vapotherm Access call center business and its pulmonology practice, RespirCare, and to restructure its commercial organization in the United States. As a result of the August 2022 Restructuring, the Company eliminated positions related to patient care, marketing and administrative services at Vapotherm Access and RespirCare and executed a reduction in force of the Company’s United States field teams. As part of the August 2022 Restructuring, the Company also incurred severance related expenses due to personnel transitions. For the nine months ended September 30, 2023, the Company incurred restructuring expenses of approximately $0.3 million, related to impairments of right-of-use assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s condensed consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the August 2022 Restructuring.

In connection with the August 2022 Restructuring, in August 2022, the Company’s HGE subsidiary vacated its leased space in Fort Washington, Pennsylvania. In the first quarter of 2023, the Company determined that the operating lease right-of-use asset is considered abandoned due to failed attempts to market the facility for a sublease and the Company no longer expects to sublease the facility through the remaining lease term. As a result, the Company recognized an impairment charge of $0.2 million for asset group, to write off the operating lease right-of-use asset to its estimated fair value during the nine months ended September 30, 2023. The fair

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

value of the operating lease right-of-use asset was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

The following table summarizes the restructuring activity from December 31, 2022 to September 30, 2023:

	Termination Benefits	Asset Impairments	Total
Balance at December 31, 2022	$2,474	$-	$2,474
April 2022 Restructuring costs incurred	24	180	204
August 2022 Restructuring costs incurred	32	252	284
Non-cash restructuring costs	-	(432)	(432)
Restructuring costs paid	(1,914)	-	(1,914)
Balance at March 31, 2023	$616	$-	$616
Restructuring costs paid	(129)	-	(129)
Balance at June 30, 2023	$487	$-	$487
April 2022 Restructuring costs incurred	-	755	755
Non-cash restructuring costs	-	(755)	(755)
Restructuring costs paid	(316)	-	(316)
Balance at September 30, 2023	$171	$-	$171

The restructuring accrual at September 30, 2023 is expected to be paid by the end of 2023.

The following table summarizes the classification of restructuring expense, including related impairment of right-of-use assets, in the condensed consolidated statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$-	$314	$56	$794
Research and development	-	29	-	595
Sales and marketing	-	1,101	-	1,989
General and administrative	-	56	-	446
Impairment of long-lived and intangible assets	755	2,139	1,187	2,139
Total restructuring expense	$755	$3,639	$1,243	$5,963

11. Warrants

The Company’s warrant activity is summarized as follows:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	15,564	$18.72
Warrants granted	3,417,114	7.67
Warrants exercised	(324,015)	0.01
Warrants cancelled	(37)	-
Outstanding at September 30, 2023	3,108,626	$8.52

The Company’s outstanding warrants at September 30, 2023 have exercise prices ranging from $0.008 per share to $112.00 per share and expire at periods ranging from June 10, 2024 through February 10, 2053.

In connection with its PIK Interest option, the Company has granted SLR the PIK Warrants to purchase an aggregate of 128,707 shares of common stock during the nine months ended September 30, 2023. The PIK Warrants had a weighted average

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

exercise price of $4.09 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from January 3, 2033 through September 1, 2033.

In connection with its February 2023 Private Placement, the Company issued the Pre-Funded Warrants to purchase an aggregate of 550,313 shares of common stock and accompanying Warrants to purchase an aggregate of 2,738,094 shares of common stock. The Pre-Funded Warrants and Warrants were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire on February 10, 2053 and February 10, 2028, respectively (see Note 1).

In June 2023, a warrant to purchase 324,015 shares of common stock was exercised. Upon exercise, the exercise price of $0.008 per share was satisfied through payment of cash to the Company.

12. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023			2023
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$1,360	$530	$1,890	$6,376	$1,942	$8,318
Disposable	8,309	2,861	11,170	25,535	8,979	34,514
Subtotal product revenue	9,669	3,391	13,060	31,911	10,921	42,832
Lease revenue
Capital equipment	99	86	185	172	259	431
Other	319	92	411	979	305	1,284
Service and other revenue	1,144	367	1,511	3,275	1,113	4,388
Total net revenue	$11,231	$3,936	$15,167	$36,337	$12,598	$48,935

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022			2022
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$1,135	$258	$1,393	$4,602	$1,967	$6,569
Disposable	7,736	1,727	9,463	24,646	7,609	32,255
Subtotal product revenue	8,871	1,985	10,856	29,248	9,576	38,824
Lease revenue
Capital equipment	55	110	165	370	335	705
Other	354	81	435	1,075	262	1,337
Service and other revenue	1,783	306	2,089	6,367	905	7,272
Total net revenue	$11,063	$2,482	$13,545	$37,060	$11,078	$48,138

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s total net revenue for the three or nine months ended September 30, 2023 or 2022.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

consolidated balance sheets. The following table presents changes in contract liabilities during the nine months ended September 30, 2023:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2022	$1,021	$195
Additions	945	119
Subtractions	(843)	(195)
Balance at September 30, 2023	$1,123	$119

13. Stock-Based Compensation

As of September 30, 2023, 519,607 shares of common stock were available for issuance under the Vapotherm, Inc. 2018 Equity Incentive Plan (as amended and restated, the “2018 Equity Plan”), assuming actual performance under outstanding performance stock units and after excluding significantly underwater options the Company does not expect will be exercised per the share reserve provision of the 2018 Equity Plan. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$37	$193	$135	$620
Research and development	515	337	1,667	1,316
Sales and marketing	736	643	2,836	2,531
General and administrative	910	508	2,965	3,158
Total	$2,198	$1,681	$7,603	$7,625

Stock Options

The Company granted options to purchase an aggregate of 109,258 shares of common stock at exercise prices ranging from $3.12 to $21.60 per share, with a weighted average exercise price of $20.68 per share, during the nine months ended September 30, 2023. The Company granted options to purchase an aggregate of 184,837 shares of common stock at exercise prices ranging from $12.40 to $165.68 per share, with a weighted average exercise price of $47.04 per share, during the nine months ended September 30, 2022. The weighted average fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $17.01 and $34.48 per share, respectively.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Nine Months Ended September 30,
	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.9%	2.7%
Expected stock price volatility	103.8%	83.8%
Expected term (years)	6.1	6.3

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	165,038	$86.15
Granted	43,370	10.61
Vested	(36,253)	138.58
Canceled	(18,118)	54.14
Unvested at September 30, 2023	154,037	$56.36

Performance Stock Units

The Company has granted performance stock units. The quantity of shares that will ultimately vest and be issued upon settlement of the performance stock units range from 0% to 200% of a targeted number of shares and will be determined based on, and subject to, individual grant milestones.

A summary of performance stock units activity for the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	22,211	$150.20
Granted	-	-
Vested	-	-
Canceled	-	-
Unvested at September 30, 2023	22,211	$150.20

Employee Stock Purchase Plan

As of September 30, 2023, 113,468 shares of common stock remained available for issuance under the ESPP.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. The offering periods begin on each January 1st and July 1st or the first trading day thereafter.

The ESPP permits eligible employees to elect to purchase shares of common stock through fixed whole percentage contributions from eligible compensation during each offering period, not to exceed 10% of the eligible compensation a participant receives during an offering period and not to accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the grant date(s)) for each calendar year. A participant may purchase the lower of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 625 shares, or (c) such other lesser maximum number of shares as shall have been established by the plan administrator.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2023:

Expected dividend yield	0.0%
Risk free interest rate	4.8%
Expected stock price volatility	104.3%-192.5%
Expected term (years)	0.5

14. Net Loss Per Share

As of September 30, 2023, the remaining outstanding Pre-Funded Warrants to purchase 226,298 shares of common stock that were issued in connection with the February 2023 Private Placement were included in the basic and diluted net loss per share calculation (see Note 1).

The Company excluded the following potential shares of common stock, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Warrants to purchase common stock	2,882,328	15,564
Options to purchase common stock	459,467	396,646
Unvested restricted stock units and performance stock units	176,248	108,240
Employee stock purchase plan shares	19,727	8,491
	3,537,770	528,941

15. Related Party Transactions

The Company recorded sales of $0.1 million during each of the three months ended September 30, 2023 and 2022, respectively, and sales of $1.5 million and $0.2 million during the nine months ended September 30, 2023 and 2022, respectively, to an entity customer in which a member of the Company’s board of directors holds a management position. There was a credit of $0.3 million due to this entity customer at September 30, 2023. There were no outstanding balances due from this entity customer at December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2022 Form 10-K filed with the SEC on February 23, 2023 and in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends.

Vapotherm is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19 or other systemic conditions. Our mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. Our device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although we exited the Vapotherm Access call center business, we are using the underlying technology to develop digital capabilities for our devices. While these device and digital solutions function independently, we believe leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, including the home, although it is presently being marketed primarily for hospital use. As of September 30, 2023, more than 4.1 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 37,400 units, an increase of 3.1% compared to September 30, 2022.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States, the United Kingdom, Germany, Belgium and Spain and through distributors in other select countries outside of those countries. In late 2020, we launched our OAM in select international markets, which can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in select international markets and through distributors in select international markets. We are no longer seeking FDA approval to market the Precision Flow version of the OAM in the United States, but will instead focus future efforts on the HVT 2.0 version of the OAM for the United States market. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of September 30, 2023, we have sold our High Velocity Therapy systems to over 2,400 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In the first quarter of 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. Due to the inherent uncertainty in predicting future revenues and certain variable costs, we announced in connection with the release of our first quarter 2022 financial results, our long-term “path to profitability” initiatives. As part of this strategy, we completed our move of substantially all of our manufacturing operations from New Hampshire to Mexico and we received our facility certifications and completed validation of our production lines in the first quarter of 2023. In the last half of 2022, we also established a Technology Center in Singapore to bring most research and development projects in-house to help reduce the cost of external design firms and access local government grant funding and took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access call center business and making reductions to our field teams in the United States and internationally. Actions completed during the first nine months of 2023 under our restructuring plans and their impacts on our condensed consolidated financial statements are further described in Note 10 “Restructuring” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result of this strategy, our net cash used in operating activities decreased to $3.0 million and $19.1 million for the three and nine months ended September 30, 2023, respectively, down from $19.1 million and $69.3 million for the three and nine months ended September 30, 2022, respectively.

On September 27, 2022, we received notice from the New York Stock Exchange, Inc. (the “NYSE”) that we are not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual. Such noncompliance of Section 802.01B of the NYSE Listed Company Manual is based on our average global market capitalization for the prior 30 trading-day period being below $50 million at the same time as our stockholders’ equity is less than $50 million. We timely submitted a plan to cure the deficiency on November 11, 2022 that was accepted by the NYSE and we are working to return to compliance with the NYSE continued listing requirements by March 27, 2024 or earlier. In addition, on March 15, 2023, we received notice from the NYSE that we were not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On September 11, 2023, we received notification from the NYSE that we regained compliance with the minimum share price continued listing standard set forth in Section 802.01C. No assurance can be provided, however, that we will be able to regain compliance with the other applicable NYSE listing standards or otherwise maintain compliance with the NYSE listing standards.

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
•
New FDA clearances and/or approvals for our product pipeline, including the HVT 2.0 version of the OAM;
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

During the first nine months of 2023, we continued to execute on our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology to help patients through all four care areas of the hospital that we serve today, regardless of whether patients are hypoxic, hypercapnic, or otherwise suffering respiratory distress. Net revenue increased $1.6 million, or 12.0%, to $15.2 million for the three months ended September 30, 2023 compared to $13.5 million for the three months ended September 30, 2022. After excluding net revenue from the Vapotherm Access call center business, on an adjusted non-GAAP basis, net revenue increased $2.3 million, or 17.6%, for the three months ended September 30, 2023 compared to the same prior year period in 2022. Net revenue increased $0.8 million, or 1.7%, to $48.9 million for the nine months ended September 30, 2023 from $48.1 million for the nine months ended September 30, 2022. After excluding net revenue from the Vapotherm Access call center business, on an adjusted non-GAAP basis, net revenue increased $3.5 million, or 7.7%, for the nine months ended September 30, 2023 compared to the same prior year period in 2022. Revenue from single-use disposables represented approximately 70.5% and 67.0% of our net revenue for the nine months ended September 30, 2023 and 2022, respectively, and increased 7.0% on a year over year basis. We believe our strategy will allow us to return our disposable utilization, or turn, rates to their pre-COVID-19 historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We continue to focus on our long-term product roadmap, under which we plan to introduce additional high growth products to our respiratory care offerings, which we expect to drive higher capital and disposable average selling prices as we introduce new higher-value products and services. Presently, we are also working on several initiatives to drive down our inventory balance and return our inventory turnover to pre-COVID-19 historical levels and we have converted approximately $9.2 million of inventory to cash during the first nine months of 2023.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net revenue	$15,167	$13,545	$48,935	$48,138
Cost of revenue	9,154	11,682	29,850	36,018
Gross profit	6,013	1,863	19,085	12,120
Operating expenses
Research and development	3,132	4,382	10,842	16,241
Sales and marketing	7,967	11,460	25,835	36,615
General and administrative	4,430	6,477	15,219	20,754
Impairment of goodwill	-	-	-	14,701
Impairment of long-lived and intangible assets	755	2,139	1,187	6,175
Loss on disposal of property and equipment	-	321	53	321
Total operating expenses	16,284	24,779	53,136	94,807
Loss from operations	(10,271)	(22,916)	(34,051)	(82,687)
Other expense, net	(4,841)	(3,293)	(13,905)	(9,061)
Net loss before income taxes	(15,112)	(26,209)	(47,956)	(91,748)
Provision (benefit) for income taxes	18	(8)	52	74
Net loss	$(15,130)	$(26,201)	$(48,008)	$(91,822)

Revenue

	Three Months Ended September 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$1,890	12.5%	$1,393	10.3%	$497	35.7%
Disposables	11,170	73.6%	9,463	69.9%	1,707	18.0%
Subtotal product revenue	13,060	86.1%	10,856	80.2%	2,204	20.3%
Lease revenue
Capital equipment	$185	1.2%	$165	1.2%	$20	12.12%
Other	411	2.7%	435	3.2%	(24)	(5.5)%
Service and other revenue	1,511	10.0%	2,089	15.4%	(578)	(27.7)%
Total net revenue	$15,167	100.0%	$13,545	100.0%	$1,622	12.0%

Net revenue increased $1.6 million, or 12.0%, to $15.2 million for the third quarter of 2023 compared to $13.5 million for the third quarter of 2022. The increase in net revenue was primarily attributable to increases of $1.7 million and $0.5 million in disposables revenue and capital equipment revenue, respectively, partially offset by a $0.6 million decrease in service and other revenue. Disposables revenue increased 18.0% in the third quarter of 2023 primarily due to an increase in the number of disposables sold in our International markets and an increase in demand for our products compared to the same prior year period. Capital equipment revenue increased 35.7% in the third quarter of 2023 due to an increase in volume of sales of capital equipment and higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform. The decrease in service and other revenue in the third quarter of 2023 was primarily the result of our exit from the Vapotherm Access call center business in October 2022.

Net revenue information by geography is summarized as follows:

	Three Months Ended September 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$11,231	74.0%	$11,063	81.7%	$168	1.5%
International	3,936	26.0%	2,482	18.3%	1,454	58.6%
Total net revenue	$15,167	100.0%	$13,545	100.0%	$1,622	12.0%

Net revenue generated in the United States increased $0.2 million, or 1.5%, to $11.2 million for the third quarter of 2023, compared to $11.1 million for the third quarter of 2022. Net revenue generated in our International markets increased $1.5 million, or 58.6%, to $3.9 million for the third quarter of 2023, compared to $2.5 million for the third quarter of 2022. The increase in net revenue in the United States was primarily due to increases in the volume of sales of capital equipment and higher average sale prices of our High Velocity Therapy units and related disposables realized from our next generation HVT 2.0 platform, partially offset by a decrease in the number of disposables sold. The increase in net revenue in International markets was primarily due to an increase in the number of disposables sold and the volume of sales of capital equipment.

	Nine Months Ended September 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$8,318	17.0%	$6,569	13.6%	$1,749	26.6%
Disposables	34,514	70.5%	32,255	67.0%	2,259	7.0%
Subtotal product revenue	42,832	87.5%	38,824	80.6%	4,008	10.3%
Lease revenue
Capital equipment	431	0.9%	705	1.5%	(274)	(38.9)%
Other	1,284	2.6%	1,337	2.8%	(53)	(4.0)%
Service and other revenue	4,388	9.0%	7,272	15.1%	(2,884)	(39.7)%
Total net revenue	$48,935	100.0%	$48,138	100.0%	$797	1.7%

Net revenue increased $0.8 million, or 1.7%, to $48.9 million for the first nine months of 2023 compared to $48.1 million for the first nine months of 2022. The increase in net revenue was primarily attributable to increases of $2.3 million and $1.7 million in disposables revenue and capital equipment revenue, respectively, partially offset by decreases of $2.9 million and $0.3 million in service and other revenue, and capital equipment lease revenue, respectively. Disposables revenue increased 7.0% in the first nine months of 2023 primarily due to an increase in the number of disposables sold in our International markets. Capital equipment revenue increased 26.6% in the first nine months of 2023 primarily due to higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform, and to a lesser extent an increase in volume of sales of capital equipment in the United States. The increases in capital equipment revenue and disposables revenue were partially offset by the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period. The decrease in service and other revenue in the first nine months of 2023 was primarily the result of our exit from the Vapotherm Access call center business in October 2022. Capital equipment lease revenue decreased 38.9% in the first nine months of 2023 due to a decrease in rental arrangements.

Net revenue information by geography is summarized as follows:

	Nine Months Ended September 30,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$36,337	74.3%	$37,060	77.0%	$(723)	(2.0)%
International	12,598	25.7%	11,078	23.0%	1,520	13.7%
Total net revenue	$48,935	100.0%	$48,138	100.0%	$797	1.7%

Net revenue generated in the United States decreased $0.7 million, or 2.0%, to $36.3 million for the first nine months of 2023, compared to $37.1 million for the first nine months of 2022. Net revenue generated in our International markets increased $1.5 million, or 13.7%, to $12.6 million for the first nine months of 2023, compared to $11.1 million for the first nine months of 2022. The decrease in net revenue in the United States was primarily the result of our exit from the Vapotherm Access call center business in October 2022 and decrease in the number of disposables sold due to the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period. These decreases were partially offset by an increase in volume of sales of capital equipment in the United States and higher average sale prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform. The increase in net revenue in our International markets was primarily due to increases in the number of disposables sold resulting from higher demand, partially offset by a decrease in volume of sales of capital equipment.

Cost of Revenue and Gross Profit

Cost of revenue decreased $2.5 million, or 21.6%, to $9.2 million in the third quarter of 2023 compared to $11.7 million in the third quarter of 2022. Cost of revenue decreased $6.2 million, or 17.1%, to $29.9 million in the first nine months of 2023 compared to $36.0 million in the first nine months of 2022.

The decrease for both comparison periods was primarily due to lower production costs from our facility in Mexico, lower reserves for excess and obsolete inventory, our exit from the Vapotherm Access call center business in October 2022, a decrease in stock-based compensation, and certain non-recurring charges related to the transfer of certain activities to our contract manufacturer in the first nine months of 2022 that did not repeat in the current year period, partially offset by increases in shipping expense of inventory to and from our facility in Mexico and depreciation expense in the third quarter and first nine months of 2023. In addition, in the third quarter of 2023, we increased production capacity at our facility in Mexico in advance of the respiratory syncytial virus and influenza seasons in the Northern Hemisphere, which resulted in inefficiencies such as higher scrap rates, lower first pass yields and higher freight costs which the Company did not experience in the second quarter of 2023.

Gross profit as a percent of revenue increased to 39.6% in the third quarter of 2023 compared to 13.8% in the third quarter of 2022 and increased to 39.0% in the first nine months of 2023 compared to 25.2% in the first nine months of 2022. These increases were positively impacted by an increase in net revenue, lower reserves for excess and obsolete inventory, lower production costs from our facility in Mexico and our exit from the Vapotherm Access call center business in October 2022, in each case, during the respective current year period compared to the respective prior year period. These increases were partially offset by inefficiencies at our facility in Mexico discussed in the preceding paragraph.

Research and Development Expenses

Research and development expenses decreased $1.3 million, or 28.5%, to $3.1 million in the third quarter of 2023 compared to $4.4 million in the third quarter of 2022. As a percentage of revenue, research and development expenses decreased to 20.7% in the third quarter of 2023 compared to 32.4% in the third quarter of 2022.

Research and development expenses decreased $5.4 million, or 33.2%, to $10.8 million in the first nine months of 2023 compared to $16.2 million in the first nine months of 2022. As a percentage of revenue, research and development expenses decreased to 22.2% in the first nine months of 2023 compared to 33.7% in the first nine months of 2022.

The decrease in research and development expenses and as a percentage of net revenue for both comparison periods was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased product consulting expenses, development costs, employee-related expenses, and grant reimbursement not included in the prior year periods, partially offset by an increase in stock-based compensation. The decrease in research and development expenses as a percentage of revenue for the third quarter of 2023 was also due to an increase in net revenue during the same period.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.5 million, or 30.5%, to $8.0 million in the third quarter of 2023 compared to $11.5 million in the third quarter of 2022. As a percentage of revenue, sales and marketing expenses decreased to 52.5% in the third quarter of 2023 compared to 84.6% in the third quarter of 2022.

Sales and marketing expenses decreased $10.8 million, or 29.4%, to $25.8 million in the first nine months of 2023 compared to $36.6 million in the first nine months of 2022. As a percentage of revenue, sales and marketing expenses decreased to 52.8% in the first nine months of 2023 compared to 76.1% in the first nine months of 2022.

The decrease in sales and marketing expenses and as a percentage of net revenue for both comparison periods was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased employee-related expenses, sales commission expenses, severance costs, travel expenses and advertising expenses, partially offset by an increase in stock-based compensation. The decrease in sales and marketing expenses as a percentage of revenue for the third quarter of 2023 was also due to an increase in net revenue during the same period.

General and Administrative Expenses

General and administrative expenses decreased $2.0 million, or 31.6%, to $4.4 million in the third quarter of 2023 compared to $6.5 million in the third quarter of 2022. As a percentage of revenue, general and administrative expenses decreased to 29.2% in the third quarter of 2023 compared to 47.8% in the third quarter of 2022.

General and administrative expenses decreased $5.5 million, or 26.7%, to $15.2 million in the first nine months of 2023 compared to $20.8 million in the first nine months of 2022. As a percentage of revenue, general and administrative expenses decreased to 31.1% in the first nine months of 2023 compared to 43.1% in the first nine months of 2022.

The decrease in general and administrative expenses and as a percentage of net revenue for both comparison periods was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased employee-related expenses, consulting and legal expenses, non-cash lease expense and depreciation expense. These decreases were partially offset by favorable changes in value of contingent consideration in the third quarter and first nine months of 2022 that did not recur in the current year periods. The decrease in general and administrative expenses as a percentage of revenue for the third quarter of 2023 was also due to an increase in net revenue during the same period.

Impairment of Goodwill

Impairment of goodwill totaled $14.7 million during the third quarter and first nine months of 2022 and related to the write down of goodwill of the Vapotherm Access reporting unit to its estimated fair value. There were no goodwill impairment charges recorded in the third quarter or first nine months of 2023.

Impairment of Long-Lived and Intangible Assets

Impairment of long-lived and intangible assets totaled $0.8 million and $1.2 million during the third quarter and first nine months of 2023, respectively, and related to the write down of operating lease right-of-use assets no longer deemed to be recoverable.

Impairment of long-lived and intangible assets totaled $2.1 million during the third quarter of 2022 and related to the write down of operating lease right-of-use assets no longer deemed to be recoverable. Impairment of long-lived and intangible assets totaled $6.2 million during the first nine months of 2022 and related to the write down of operating lease right-of-use assets, Vapotherm Access customer relationships and developed technology no longer deemed to be recoverable.

Loss on Disposal of Property and Equipment

We recorded a loss on disposal of certain property and equipment of $0.1 million during the first nine months of 2023. We recorded a loss on disposal of certain property and equipment of $0.3 million during the third quarter and first nine months of 2022. There was no such loss recorded in the third quarter of 2023.

Other Expense, Net

Other expense, net increased $1.5 million, or 47.0%, to $4.8 million in the third quarter of 2023 compared to $3.3 million in the third quarter of 2022. Other expense, net increased $4.8 million, or 53.5%, to $13.9 million in the first nine months of 2023 compared to $9.1 million in the first nine months of 2022. The increase in other expense, net for both comparison periods was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during the current year periods compared to the same prior year periods in 2022. The increase in the first nine months of 2023 was partially offset by a loss on extinguishment in the first nine months of 2022 that did not repeat itself in the current year period.

Provision (Benefit) for Income Taxes

The provision for income taxes for the third quarter and first nine months of 2023 totaled less than $0.1 million and $0.1 million, respectively, and in each case related to income earned by our foreign subsidiaries after accounting for transfer pricing adjustments.

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

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and restricted cash of $15.5 million, working capital of $33.0 million and an accumulated deficit of $538.0 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities.

On February 10, 2023, we issued in a private placement an aggregate of 2,187,781 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 550,313 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 2,738,083 shares of common stock at a purchase price of $8.40 per unit for aggregate gross proceeds to us of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million. The warrants and pre-funded warrants have exercise prices of $9.36 and $0.008 per share and expire in five years and 30 years, respectively. The net proceeds from the offering are being used primarily for sales and marketing, working capital, and other general corporate purposes.

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

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,347)	$(69,265)
Investing activities	(1,962)	(8,266)
Financing activities	21,023	50,167
Effect of exchange rate on cash, cash equivalents and restricted cash	(34)	(142)
Net decrease in cash, cash equivalents and restricted cash	$(1,320)	$(27,506)

Operating Activities

The net cash used in operating activities was $20.3 million in the first nine months of 2023 and consisted primarily of a net loss of $48.0 million, partially offset by non-cash charges of $22.6 million and a decrease in net operating assets of $5.2 million. Non-cash charges for the first nine months of 2023 consisted primarily of stock-based compensation expense, interest paid in-kind, depreciation and amortization expense, impairment of long-lived and intangible assets and non-cash lease expense.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2023 and 2022 consisted of purchases of property and equipment of $2.0 million and $8.3 million, respectively.

Financing Activities

Net cash provided by financing activities was $21.0 million in the first nine months of 2023 and consisted primarily of net proceeds from the issuance of securities in the February 2023 private placement of $20.9 million and proceeds from common stock issuances in connection with our ESPP of $0.1 million.

Net cash used in financing activities was $50.2 million in the first nine months of 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, proceeds received from the exercise of stock options of $0.1 million and proceeds from common stock issuances in connection with our ESPP of $0.1 million, partially offset by payments of debt issuance costs of $1.6 million, debt extinguishment costs of $0.8 million and contingent consideration payments of $0.1 million.

Credit Facilities

On February 18, 2022 (the “Effective Date”), we entered into a Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp. (“SLR”) which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to us on the Effective Date. In connection with this funding, we granted SLR warrants to purchase 13,421 shares of our common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to us upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under our prior loan agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”), as described below.

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

Concurrently with the closing of the Second Amendment, we amended and restated SLR’s warrants to purchase 13,421 shares of our common stock to reset the exercise price to $13.04 per share.

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

In addition, the Third Amendment provided that if we raised $15 million of net cash equity proceeds (the “Equity Raise”) prior to July 1, 2023, the 2023 minimum revenue covenant would be waived and we need only demonstrate net product revenue of at least $25 million (tested on trailing six-month basis for the period ending September 30, 2023) for the fiscal year ending December 31, 2023. Upon satisfaction of the Equity Raise, our PIK Interest option would be reduced to up to 4% of the interest rate under the Third Amended SLR Loan Agreement. Concurrently with the closing of the Third Amendment, we amended and restated SLR’s warrants to purchase 13,421 shares of our common stock to reset the exercise price to $3.84 per share.

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

Additionally, if we elect PIK Interest of 9%, the amount of warrants to be granted to SLR increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and our monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provides for a reset of the exercise price of the warrants to be issued in connection with our election of PIK Interest, including existing PIK Warrants, equal to the lower of our closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $9.36 per share.

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

Pursuant to the Fifth Amended SLR Loan Agreement, advances under the Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At September 30, 2023, the interest rate was 14.73%. We paid interest in-kind totaling $2.4 million and $7.0 million during the three and nine months ended September 30, 2023, respectively. The outstanding balance under the Fifth Amended SLR Loan Agreement was $106.9 million at September 30, 2023. The Fifth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fifth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that we have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fifth Amended SLR Loan Agreement. The Fifth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fifth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, we will be required to make a payment of 7.45% of the aggregate principal amount of the Fifth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fifth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fifth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fifth Amended SLR Loan Agreement. In connection with the Fifth Amended SLR Loan Agreement, we have incurred direct financing costs related to fees and non-cash consideration paid to SLR, and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of September 30, 2023. The Fifth Amended SLR Loan Agreement is secured by a lien on substantially all of our assets, including intellectual property.

The Fifth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fifth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of September 30, 2023, we were in compliance with all financial covenants under the Fifth Amended SLR Loan Agreement.

The events of default under the Fifth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Fifth Amended SLR Loan Agreement or any other loan documents, (2) our breach or default in the performance of any covenant under the Fifth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fifth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fifth Amended SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of September 30, 2023. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period.

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

The following table contains a reconciliation of net revenue to non-GAAP net revenue excluding Vapotherm Access for each of the three and nine months ended September 30, 2023 and 2022 and the growth of such net revenue and non-GAAP net revenue excluding Vapotherm Access over the prior year periods. Non-GAAP net revenue excluding Vapotherm Access and the growth of non-GAAP net revenue excluding Vapotherm Access are non-GAAP financial measures we use as supplemental measures in evaluating revenue performance. We completed our exit from the Vapotherm Access call center business in October 2022 and we believe the measures are relevant and useful to investors in understanding the change in our revenues on a comparable basis over the prior year periods. We define non-GAAP net revenue excluding Vapotherm Access as net revenue less net revenue of the Vapotherm Access call center business.

	Three Months Ended September 30,		Change
	2023	2022	$	%
(Unaudited)	(in thousands, except percentages)
GAAP net revenue	$15,167	$13,545	$1,622	12.0%
Vapotherm Access net revenue	-	(653)	653	(100.0)%
Non-GAAP net revenue excluding Vapotherm Access	$15,167	$12,892	$2,275	17.6%

	Nine Months Ended September 30,		Change
	2023	2022	$	%
(Unaudited)	(in thousands, except percentages)
GAAP net revenue	$48,935	$48,138	$797	1.7%
Vapotherm Access net revenue	-	(2,687)	2,687	(100.0)%
Non-GAAP net revenue excluding Vapotherm Access	$48,935	$45,451	$3,484	7.7%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Fifth Amended SLR Loan Agreement and interest rates associated with our invested cash balances. Borrowings under our Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one month Secured Overnight Financing Rate (the “SOFR Rate”), plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At September 30, 2023, the interest rate was 14.73%. As of September 30, 2023, borrowings under our Fifth Amended SLR Loan Agreement totaled $106.9 million. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.1 million impact on our interest expense on an annual basis.

On September 30, 2023, we had cash invested in money market deposits of $4.3 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances are exposed to credit loss for the amounts that exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar, the British pound sterling and the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive loss, a separate component of stockholders’ deficit. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Revenue denominated in currencies other than the U.S. dollar represented approximately 9.0% and 7.8% of consolidated net revenue for the three months ended September 30, 2023 and 2022, respectively. Revenue denominated in currencies other than the U.S. dollar represented approximately 8.0% and 6.9% of consolidated net revenue for the nine months ended September 30, 2023 and 2022, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.6% and 5.5% of our total assets at September 30, 2023 and December 31, 2022, respectively. There were no material assets denominated in the Mexican peso at September 30, 2023 or December 31, 2022. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the three and nine months ended September 30, 2023, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue for the remainder of 2023. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, as previously disclosed, on March 15, 2023, we received notice from the NYSE that we are not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. On September 11, 2023, we received notification from the NYSE that we regained compliance with the minimum share price continued listing standard set forth in Section 802.01C. No assurance can be provided, however, that we will be able to regain compliance with the other applicable NYSE listing standards or otherwise maintain compliance with the NYSE listing standards. Any suspension of trading or delisting of our common stock from the NYSE would reduce liquidity in our common stock and may result in a decline in the market price of our common stock. In addition, our ability to raise additional necessary capital through equity or debt financing, and attract and retain personnel by means of equity compensation, would be impaired.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access cash, obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

The potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, business, financial condition and stock price. The closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Band and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. Although we did not have deposits at Silicon Valley Bank or Signature Bank, the failure of any bank in which we deposit our funds or otherwise do business could reduce the amount of cash we have available to fund our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

We recently received notice from a “Vapotherm Access” technology licensor claiming our exclusive license had terminated due to our failure to use reasonable efforts to commercialize the licensed technology. Although we dispute this contention vehemently and believe the licensor has ulterior motives, termination of the license could delay the commercial launch of our home product and, if the purported termination results in litigation, could result in additional expense and management distraction, regardless of outcome.

We are successor in interest to the 2012 exclusive license agreement between Temple University and HGE Health Care Solutions LLC (“HGE”), which we acquired in 2020. Briefly summarized, the agreement exclusively licensed to HGE (and now to us) certain intellectual property designed to predict COPD exacerbations using remote patient monitoring. This licensed technology was used in the Vapotherm Access call center business which we exited in 2022 and is also incorporated in the home based device we have been actively developing at our Technology Center in Singapore. We recently completed proof of concept testing of the digital solution that supports the home device with Vapotherm Access at Temple University Medical Center. Despite our active development of a home device incorporating the technology licensed from Temple, and our ongoing collaboration with Temple Medical Center in the development of this product, we recently received a notice from Temple declaring the license terminated, allegedly due to our failure to use reasonable efforts to commercialize the licensed technology. Prior to sending the notice, and despite being party to a valid and existing exclusive license agreement, Temple had sought to enter into a new license agreement with us which would have, among other things, narrowed our exclusive field of use. We did not enter into the new license Temple proposed. In addition to declaring the existing license terminated, Temple also claimed unpaid royalties. We are analyzing this contention and believe any amounts which may be due (if any) are not material. We remain hopeful of an amicable resolution of this dispute and plan to defend our rights vigorously should this not occur. Termination of the Temple license agreement could delay the launch of our home based device and, should litigation ensue, litigation costs could have a material adverse effect on our business and financial results, regardless of outcome.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2023, the Company granted SLR Investment Corp. (“SLR”) warrants to purchase an aggregate of 66,990 shares of common stock in connection with the PIK Interest option under the Company’s Loan and Security Agreement, as amended, with SLR (collectively, the “PIK Warrants”). The PIK Warrants had a weighted average exercise price of $2.68 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from July 3, 2033 through September 1, 2033. The offer and sale of the PIK Warrants was made by the Company in reliance on an exemption from the registration requirements provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and in connection therewith, relied upon representations made by SLR.

ITEM 6. EXHIBITS

The following exhibits are either being filed or furnished with this Quarterly Report on Form 8-K or incorporated herein by reference:

EXHIBIT INDEX

Exhibit Number	Description

3.1

Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 20, 2018 (File No. 001-38740) and incorporated herein by reference)

3.2

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2020 (File No. 001-38740) and incorporated herein by reference)

3.3

Certificate of Amendment to Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 17, 2023 (File No. 001-38740) and incorporated herein by reference)

4.1	Form of Warrant to Purchase Common Stock of Vapotherm, Inc. Issued to SLR Investment Corp. as Payment in Kind Interest under Loan and Security Agreement (filed herewith)

10.1	Transactional Memorandum of Understanding dated September 26, 2023 between Vapotherm, Inc. and Gregoire Ramade (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

November 8, 2023	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

November 8, 2023	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer