Form 10-K
period 2023-12-31
VAPOTHERM INC
filed 2024-02-22
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-38740

Vapotherm, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2259298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Domain Drive Exeter, NH	03833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 658-0011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023, was $19.6 million.

The number of shares of registrant’s common stock outstanding as of February 15, 2024, was 6,193,851.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders, scheduled to occur on June 18, 2024, are incorporated by reference into Part III of this report.

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

On August 18, 2023, we effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts in this report have been retroactively restated to reflect the stock split.

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
•
our ability to enhance our High Velocity Therapy technology, our Oxygen Assist Module, and our digital solutions to expand our indications and to develop and commercialize additional products and services, which next-generation products typically have higher average selling prices;
•
our business model and strategic plans for our products, technologies and business, including our implementation thereof;
•
the anticipated favorable effect of our transition of substantially all manufacturing operations to Mexico on our gross margins and costs and risks in connection therewith and risks associated with operations in Mexico;
•
the success of our current “path to profitability” goals, our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology, and our ability to return to historical disposable utilization or turn rates, increase our inventory turnover and reduce our inventory levels;
•
the continuing impact of COVID-19 and labor and hospital staffing shortages on our business and operating results;
•
our ability to accurately forecast customer demand for our products, adjust our production capacity if necessary and manage our inventory, particularly in light of COVID-19, global supply chain disruptions, the effect of inflation, rising interest rates and other recessionary indicators;
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
•
our need for and ability to obtain additional financing and our ability to continue as a going concern;
•
the volatility of the trading price of our common stock and our ability to maintain an active trading market in our common stock, especially in light of the trading of our common stock on the OTCQX tier of the OTC Markets;
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

iii

PART I

Item 1. Business.

Overview

We are a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19 or other systemic conditions. Our mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. Our device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although we exited the Vapotherm Access call center business, the underlying technology is being incorporated in our home based device we have been actively developing at our Technology Center in Singapore. While these device and digital solutions function independently, we believe leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, although it is presently being marketed primarily for hospital use. As of December 31, 2023, more than 4.2 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 37,500 units, an increase of 2.0% compared to December 31, 2022.

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

The market for the treatment of respiratory distress is large and growing. Based on industry sources, we estimate that in the acute hospital setting, there are over 12 million patients who suffer from respiratory distress each year in the United States and select international markets that could benefit from our High Velocity Therapy technology. In connection with our initial public offering in 2018, we estimated our worldwide annual total addressable market for our High Velocity Therapy technology at $1.5 billion. In 2021, we updated our total addressable market opportunity to reflect growth in the number of patients suffering from respiratory distress, the introductions of our new HVT 2.0 platform and OAM, and expanded use of our products in the home, including digital solutions, and during EMS transport. As a result, we believe the annual total addressable global market for our High Velocity Therapy technology now exceeds $8.3 billion. We believe that growing prevalence of COPD and the increasing neonatal and pediatric disease severity will lead to an increase in the size of our total addressable market opportunity in the future.

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

A compelling body of clinical data supports the efficacy and benefits of High Velocity Therapy technology for respiratory distress. In 2018, the FDA, granted our de novo request for an expanded indication for the Precision Flow Hi-VNI system, which incorporates our High Velocity Therapy technology. The expanded indication was based on compelling clinical evidence and currently identifies this system as a high velocity nasal insufflation device that augments the breathing of spontaneously breathing patients suffering from respiratory distress in a hospital setting. The FDA also created a new classification, known as QAV, under which Vapotherm Precision Flow was the first product listed. We believe this expanded QAV indication, which encompasses actual ventilatory support in the indicated circumstances, clinically differentiates our system from most common “high flow” systems, validates High Velocity Therapy as an attractive alternative to NiPPV for spontaneous breathing patients. The QAV designation for our next generation HVT 2.0 platform was FDA cleared in December 2022. Our goal is for our High Velocity Therapy products to become the standard of care for the treatment of respiratory distress in the hospital, in the home, and during EMS transport.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States and in select international markets and through distributors in other select international markets. In late 2020, we launched our OAM in select international markets, which can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in select international markets and through distributors in other select international markets. We are no longer seeking FDA approval to market the Precision Flow version of the OAM in the United States but will instead focus future efforts on the HVT 2.0 version of the OAM for the United States market. We are actively developing our home based device at our Technology Center in Singapore which uses our High Velocity Therapy technology. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2023, we have sold our High Velocity Therapy systems to over 2,500 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In early 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. Due to inherent uncertainty in predicting future revenues and certain variable costs, we announced in connection with the release of our first quarter 2022 financial results, our long-term “path to profitability” initiatives. As part of this strategy, we moved substantially all of our manufacturing operations from New Hampshire to Mexico. In the last half of 2022, we also established a Technology Center in Singapore to bring most research and development projects in-house, including development of our home based device, to help reduce the cost of external design firms, and access local government grant funding and took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access call center business and making reductions to our field teams in the United States and internationally. As a result of this strategy, our net cash used in operating activities decreased to $24.3 million for the year ended December 31, 2023, down from $80.2 million for the year ended December 31, 2022. Concurrently, our revenues increased to $68.7 million for the year ended December 31, 2023 from $66.8 million for the year ended December 31, 2022. This revenue increase was primarily a result of an 8.0% increase in disposables revenue and a 15.8% increase in capital equipment revenue from recovery in customer demand post-COVID and the launch of our next generation HVT 2.0 platform, partially offset by our exit from the Vapotherm Access call center business in October 2022 and the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in the current year period. For the years ended December 31, 2023 and 2022, we incurred a net loss of $58.2 million and $113.3 million, respectively.

Despite our near-term challenges, we believe our anticipated long-term growth will be driven by the following strengths:

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

Overview of High Velocity Therapy Technology

High Velocity Therapy technology delivers heated, humidified and oxygenated air at a high velocity through a small-bore nasal interface to treat patients of all ages suffering from respiratory distress. Our High Velocity Therapy systems, which use High Velocity Therapy technology, can treat nearly all patients in respiratory distress who would not otherwise require mechanical ventilation, regardless of whether they are in need of an oxygen-based therapy or NiPPV. There is a subset of patients who will require NiPPV that we might otherwise have been able to treat, but for their absence of a respiratory drive, need for Continuous Positive Airway Pressure (CPAP), or the inability to breathe on their own.

Patient groups that can be treated with High Velocity Therapy. These include patients suffering from a wide range of respiratory distress acuity levels, including most of those traditionally treated by NiPPV.

High Velocity Therapy is typically a de-escalation therapy, which means it is appropriate to start at higher flows of gas. Breathing while on High Velocity Therapy technology helps patients to breathe more comfortably. In comparison to NiPPV, we believe that our technology improves patient comfort and compliance due to the delivery of breathing gases through a small-bore nasal interface that does not completely cover the patient’s nose and mouth. While using our High Velocity Therapy products, patients can eat and drink, talk with their caregivers and loved ones, and in some cases where important to the patient’s rehabilitation, remain ambulatory. For parents with infants in the neonatal intensive care unit, or NICU, our products allow more direct skin-to-skin contact between parents and their babies which has been shown to improve cardiorespiratory and temperature stability, sleep organization and duration of quiet sleep, neurodevelopmental outcomes, breastfeeding and modulation of pain responses in published clinical literature.

NiPPV	High Velocity Therapy

High Velocity Therapy Mechanism of Action

The key to High Velocity Therapy technology is the ability to deliver conditioned breathing gases to patients in respiratory distress at a sufficient velocity to flush out the anatomical dead space (the volume of gas contained in the nasal cavity and back of the throat) between breaths when the patient’s respiratory rate is elevated. As patients inhale this properly humidified, oxygen rich and carbon dioxide depleted medical gas, the work of breathing is reduced. Similar to the effect seen with water flowing from a garden hose, narrowing of the opening leads to dramatic increases in water velocity and turbulent kinetic energy exiting the hose or, in the case of High Velocity Therapy technology, gas exiting the cannula. The High Velocity Therapy systems’ high-velocity delivery of breathing gases through a small-bore adult cannula results in an approximately four-fold increase in velocity as compared to the same flow from the large-bore adult cannula of conventional heated humidified high flow oxygen devices. This increased velocity promotes turbulent flush of the airway, even for patients breathing very rapidly.

The high velocity breathing gases delivered by High Velocity Therapy systems both actively clear the air out of the anatomical dead space through the mouth and nose and also replace air containing carbon dioxide from the lungs with freshly oxygenated air.

Diagram depicting the ability of high velocity air to displace dead air in the nasal cavities and the back of the throat.

Increasing the flow rate of unhumidified air would typically present challenges to the upper airway structures which are responsible for both heating and humidifying the inhaled gas prior to reaching the lungs. The increased air flow has the potential to cause drying and damage to the mucosa, which in turn could lead to complications such as increased infection rates. Breathing gases provided by our High Velocity Therapy products are temperature controlled and humidified both for patient comfort as well as to protect the integrity of the airway. This is accomplished by a proprietary vapor transfer cartridge, or VTC, containing water-vapor-permeable hollow fibers that provide a high surface area allowing air to become saturated with water vapor at body temperature. The result is a very fine, molecular water vapor that is energetically stable.

An important factor in providing temperature-controlled humidified gas to patients is ensuring that the intended temperature and humidity are maintained as the air travels from the device to the patient. Our High Velocity Therapy products accomplish this by using a proprietary multi-lumen water-jacketed delivery tube which maintains the gas at a constant temperature throughout the length of the delivery tube. This design, coupled with the very fine, molecular water vapor generated by our proprietary VTC, is designed to prevent water from condensing in the delivery tube and to reduce the risk of having liquid water introduced into the patient’s airway. Other conventional humidified high flow oxygen delivery device manufacturers create humidified breathing gases by heating a bulk volume of water to create steam, which is then transferred to patients through electrically heated concentric wires. This results in the breathing gases passing through areas of uneven heating, including areas of excess heat which could be dangerous to the patient as well as cooler areas where condensation, or rainout, occurs. Delivery of liquid water rainout into the nose of the patient is both uncomfortable and potentially harmful. The High Velocity Therapy systems’ triple-lumen delivery tube has been shown in a study we sponsored to provide excellent control of rainout of condensation as compared to the humidified breathing gas systems with the heated wire.

The oxygen content of the gas and its flow rate can be precisely regulated by the High Velocity Therapy systems using a simple, intuitive single-dial interface. Connections to air and oxygen are through standard wall connectors or via standard oxygen and air tanks typically available in hospitals. The High Velocity Therapy systems make use of industry-standard, user-replaceable oxygen sensors to measure oxygen concentrations. Our HVT 2.0 system has a permanent oxygen sensor.

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
•
Clinician workflow benefits, including easier administration and reduced patient monitoring. As the patient monitoring requirements may be lower than NiPPV, our High Velocity Therapy systems may improve clinician and hospital workflow. Additionally, unlike conventional humidified high flow oxygen delivery devices, our High Velocity Therapy systems can be connected directly to standard nurse call systems found in most hospitals. Connecting to the nurse call systems allows the nursing staff to be immediately alerted to alarms indicating that the patient may not be obtaining optimal therapy. Our High Velocity Therapy systems can also be connected to an electronic medical record, or EMR, system to record the delivered flow rate, temperature, and percent oxygen. These accessories help reduce the time clinicians need to spend with a single patient and enable them to have more time to see other patients.

We believe we can be equivalent to NiPPV as the standard of care for treating respiratory distress patients who require non-invasive ventilatory support and who are capable of spontaneously breathing. The table below highlights the key advantages of High Velocity Therapy technology over NiPPV.

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
• Improved workflow
• Lower capital investment

Overview and Benefits of our Oxygen Assist Module (available Internationally)

Our Oxygen Assist Module is a module designed for use with most versions of our Precision Flow systems, and is designed to help clinicians maintain oxygen levels within a tight SpO2 range. The Oxygen Assist Module adjusts delivered FiO2 in response to SpO2 readings captured by a standard pulse oximetry probe. In late 2020, we launched our Precision Flow Oxygen Assist Module in select international markets and in the future we plan to seek FDA approval for the HVT 2.0 version of this technology in the United States.

We believe our Oxygen Assist Module has the potential to address the key limitations of utilizing manual control to maintain oxygen levels, particularly in neonates or infectious diseases such as COVID-19, within a tight SpO2 range, and provides the following principal benefits to hospitals, patients and providers:

•
Allows reliable realization of SpO2 target;
•
Assists staff in maintaining targeted SpO2 range, including during stress, movement and, with neonates, feeding;
•
May allow clinicians to spend more time with patients and parents and less time changing settings;
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

Our Product Portfolio

High Velocity Therapy Family

We currently offer four versions of our High Velocity Therapy systems: HVT 2.0, Precision Flow Hi-VNI, Precision Flow Plus, and Precision Flow Classic. Our High Velocity Therapy systems include a capital unit, a single-use disposable and a nasal interface. The capital unit contains all the electronic components and the input gas controls that enable the delivery of breathing gas at a precise level of oxygenation at flow rates, controlled by the operator, ranging from 1 to 45 liters per minute. All of our High Velocity Therapy systems are integrated systems that provide precise user control of temperature, air flow and percentage oxygen through a simple one-button interface. Setup time, including warm-up time, for all of our High Velocity Therapy systems is less than five minutes and alarms are incorporated into the system to alert the operator to disruption of respiratory support. All four versions are also mounted on a roll stand pole for easy transfer, use and visualization of the displayed settings. All four versions are easy to set up and require little support to operate beyond changing sterile inhalation water bags as needed. We are actively developing our home based device at our Technology Center in Singapore which uses our High Velocity Therapy technology.

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

We received 510k clearance of our next generation HVT 2.0 High Velocity Therapy system from the FDA in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 represents the next generation of High Velocity Therapy. The system retains the core competencies of the current Precision Flow platform and, with an internal blower, is designed to eliminate the need for compressed wall air. With a variable oxygen connection (tank, wall or concentrator) the HVT 2.0 system is designed to support patients wherever they need respiratory support in the hospital setting. A large intuitive display with touchscreen operation, on screen troubleshooting guidance, and a fully assembled disposable are intended to minimize clinician time spent on operating the equipment so they can focus on their patient.

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

Companion Products and Enhancements

We sell companion products that facilitate clinical use and enable rapidly growing market acceptance and expansion. These products include (i) the Vapotherm Transfer Unit 2.0, which allows patients to be transferred between care areas within the hospital or ambulate while on therapy, (ii) the Q50 compressor, which provides a compact, relatively low noise, low cost source of compressed air necessary to run the Precision Flow systems in areas of the hospital without access to a wall gas source, (iii) the aerosol adaptor, which is designed to facilitate delivery of aerosolized solutions, (iv) an aerosol disposable patient circuit that is designed to streamline both continuous and intermittent delivery of aerosol solutions for patients on High Velocity Therapy, and (v) a tracheostomy adaptor that simplifies the connection of the High Velocity Therapy systems to a tracheostomy collar used to wean patients off mechanical ventilation. Specialized disposable products also enable the delivery of specialized nitric oxide. We also sell a new lightweight ProSoft cannula that is designed to provide gentle contact with the skin.

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

High Velocity Therapy Compared to NiPPV

A significant body of clinical studies across multiple spontaneously-breathing patient populations has validated High Velocity Therapy technology as a safe and effective alternative to NiPPV, for spontaneously breathing patients. High Velocity Therapy is a specialized form of high flow oxygen therapy and uses a specialized small bore nasal cannula which creates higher velocity gas and supports ventilation. In the adult population, we sponsored a 204 patient (100 NiPPV patients and 104 High Velocity Therapy technology patients), multisite randomized controlled trial in the ED, which was published in the July 2018 issue of Annals of Emergency Medicine. Patients in respiratory distress were recruited with the need for non-invasive ventilatory support in the ED. The primary outcome measure was therapy failure requiring intubation, the insertion of a plastic tube into the trachea to maintain an open airway for mechanical ventilation, within 72 hours of initiation or a clinical decision to cross-over to the alternative therapy. This study concluded that high velocity nasal insufflation delivered with High Velocity Therapy technology is non-inferior to NiPPV in preventing patients from being intubated and receiving mechanical ventilation.

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

More recently, Plotnikow, et.al., published important data in Critical Care Explorations describing the management of acute hypercapnic respiratory failure. (This was independent work, not funded by Vapotherm.) This is the type of respiratory failure experienced by COPD and asthma patients in which there is a build-up of dangerous levels of carbon dioxide. Their stated objective was to “evaluate the effect of high-flow oxygen implementation on the respiratory rate as a first-line ventilation support in chronic obstructive pulmonary disease patients with acute hypercapnic respiratory failure.” This study evaluated 40 patients in 5 different intensive care units. They found statistically significant improvement in respiratory rate within 1-hour, and a significant reduction in blood carbon dioxide levels. The blood pH also improved from 7.32 to 7.36 (p<0.001) within this first hour. This led them to conclude “high-velocity nasal insufflation was an effective tool for reducing respiratory rate in these chronic obstructive pulmonary disease patients with acute hypercapnic respiratory failure.”

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

The largest study to date - including the most critically ill patients - demonstrated High Velocity Therapy performed similarly (statistically non-inferior) to NiPPV for relieving dyspnea and improving blood gas parameters in patients with moderate to severe exacerbations of COPD. While both therapies were effective, patients again reported statistically superior comfort on High Velocity Therapy. This study focused on patients with moderate to severe acute exacerbations of COPD in the Emergency Department and was completed in 2023. The data was presented at the Critical Care Congress of the Society for Critical Care Medicine in Jan 2024. The full manuscript has been submitted for publication. This study evaluated 68 patients who were critically ill with blood carbon dioxide levels over 60 mmHg and blood pH levels of 7.30-7.35. Patients were treated with either NiPPV or High Velocity Therapy and all other care as normal for the facility. As measured over the next 4 hours, patients treated with High Velocity Therapy experienced similar improvement in blood carbon dioxide levels, blood pH levels, respiration rate and heart rate. The major difference was that patients rated their improvement in total discomfort superior at time points after initiation. The authors conclude that high velocity therapy is a “reasonable alternative for clinicians” to NiPPV for these critically ill patients and may lead to reduced rates of intubation for patients unable to tolerate NIPPV.

High Velocity Therapy works by washing out the upper airways of carbon dioxide rich air and exchanging it with oxygen rich air in between each breath. This results in reduced work of breathing, meaning that the body does not have to dedicate as much energy simply to breathing. This has potential application for assisting in rehabilitation and recovery when exercise may push the limits of an individual’s metabolic capacity. Vapotherm sponsored a study with results expected to be published in 2024, evaluating the impact of recovering athletes after maximal capacity exercise using High Velocity Therapy compared to without. Recovering with High Velocity Therapy led to lower total blood lactate levels and faster normalization of respiratory rate. These data may inform clinicians about the value of reducing work of breathing in patients involved in rehabilitation. There may also be an application for elite athletic training.

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

In addition to the value seen in the neonatal ICU, High Velocity Therapy was evaluated in a study by Hector Rojas-Anaya and colleagues where they presented data at the annual meeting of the European Respiratory Society in 2023 studying children with acute asthma exacerbations. The children treated using High Velocity Therapy were clinically ready for discharge faster than those treated with standard oxygen therapy.

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

When using the Oxygen Assist Module, babies were kept within the target oxygenation levels significantly greater proportion of the time than during manual control alone and required significantly fewer manual adjustments to the equipment. The median target SpO2 range was achieved 80% of the time on automated (Oxygen Assist Module) control compared with 49% under manual control. In addition to the greater proportion of time in the target range, there were also fewer episodes of transient severe hypoxemia (defined as SpO2 below 80% lasting at least 60 seconds) under automated control compared with manual control.

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

Proportion of Time at SpO_2 Values
Proportion of Time In SpO_2 Value (%)
20
18
16
14
12
10
8
6
4
2
0
<80
80
85
90
91
92
93
94
95
100
SpO_2 (%) - Target Range 90-95
MANUAL
AUTOMATED

This data was validated and expanded in 2023 in a similar study by Nair and colleagues also in the Archives of Disease in Childhood: Fetal & Neonatal edition, where they showed similar benefit of the OAM for premature neonates when the device was used throughout their time in the NICU. The first pilot study of the OAM in the USA was concluded in October 2023 with no adverse events, and results will be published in 2024 (summary available on clinicaltrials.gov).

Economic Cost Savings Data

An independent third-party study published in the August 2020 issue of the Journal of the American Medical Association Network estimated that the average cost for time in the ICU in the United States was $21,547 per week. To the extent our products are able to reduce the number of patients requiring transfer to the ICU, these treatment costs can be reduced. Treatment of patients with High Velocity Therapy technology can impact admission and placement of patients in two ways. First, High Velocity Therapy is initiated quickly, and at maximal settings allowing for early intervention and treatment. By contrast, patients treated with NiPPV often have to be started on low settings to acclimate, and then have pressures raised until a therapeutic level is found. The patient’s disease process can progress during this time. Second, High Velocity Therapy is less complex and therefore less staff resource intensive, which may allow for patients to be safely treated in a wider range of care areas. In a multicenter utilization study we sponsored, published in the Winter 2015 issue of Respiratory Therapy, of the 128 patients with respiratory distress treated in emergency rooms with High Velocity Therapy technology, treating physicians perceived that 54% of patients could be admitted to the general care floor, as opposed to the ICU which is typically more capacity constrained and costly than general care wards.

There is cost benefit to avoiding mechanical ventilation even when the patient still requires care in the ICU. A study from 2019 showed that in industrialized countries, mechanical ventilation increased ICU cost by an average of 26% (range 5-52%). In the Doshi, et. el., study of ED patients with respiratory distress, fewer patients treated with High Velocity Therapy required intubation and mechanical ventilation compared to those treated with NiPPV (difference not statistically significant). Studies have shown that reducing the duration of mechanical ventilation days is an important element in reducing the potential for ventilator-associated consequences, including pneumonia, a life-threatening complication associated with mechanical ventilation. One role LTACHs play is to help wean patients from their dependence on mechanical ventilation. Gaylord Hospital, a LTACH, presented at the 2017 National Association of Long Term Hospital conference that their adoption of High Velocity Therapy technology helped them achieve an average reduction of four days of mechanical ventilation per patient, yielding an annual average cost savings for that facility of $394,000 between 2012 and 2015.

The portability of our HVT 2.0 platform may provide a hospital with additional cost reduction opportunities. It is well documented that ambulation plays an important role in liberation from mechanical ventilation, and ambulation is a key goal for rehabilitation of almost all patients. In 2015 Bognar and colleagues published a financial model of early mobility programs and annual cost-of-care savings for a hospital with 1,000 yearly ICU admissions, with an early mobility program is approximately $927,000 due to a reduction of ICU days and length of stay. They also note that hospital readmissions rates are reduced through an early mobility program, which creates an additional $93,000 savings a year. The newer design features of our HVT 2.0 platform and the data described in this report highlighting the role of High Velocity Therapy in improving recovery after exercise may further contribute to decreased mechanical ventilation and ICU time for a variety of patients.

Sales and Marketing

As of December 31, 2023, our sales organization consisted of 46 full time employees serving our U.S. market across 30 sales territories and 26 full time employees serving international markets, 13 of whom serve our direct international markets. In 2023, 74.3% of our revenue was derived in the United States and 25.7% was derived outside the United States. No single customer accounted for more than 10% of our revenue.

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

Commercial Activities Outside of the United States

We conduct our international business in select international markets through direct sales organizations. We conduct our remaining international business through a distributor model, presently partnering with 39 distributors in 45 countries around the world as of December 31, 2023. We focus our efforts on our most established markets and ones we believe have the most potential to grow. We have directly employed or retained through professional employment organizations 7 individuals to support our direct sales markets and distributors in several of our key markets. As in the United States, our direct sales teams in the United Kingdom, Germany, Belgium and Spain, and our distributors around the world work to grow the sales of our disposable products by increasing the utilization and installed base of our High Velocity Therapy Systems. Our international sales and marketing efforts also encompass marketing of our Oxygen Assist Module in select countries. Our direct sales teams and our distributors work to offer different options to our hospital customers for acquiring capital units, including direct purchase with payment in full at the time of purchase, rentals, and placements for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. We offer the Oxygen Assist Module in select international markets on both sales and time-based subscription models. We leverage our digital marketing platform abroad to educate our international clinicians, focusing primarily in the United Kingdom. We continue to evaluate market opportunities outside of the United States for business expansion.

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

Research and Development

Maintaining a strong cadence of new product introductions is an integral part of our strategy. In late 2020, we launched our Precision Flow Oxygen Assist Module in select international markets and in the future we plan to seek FDA approval for the HVT 2.0 version of this technology in the United States. We previously entered into an agreement with a third party for a perpetual, exclusive, world-wide license to certain intellectual property related to the Oxygen Assist Module for the delivery of non-invasive ventilatory support. Pursuant to the agreement, we began paying a royalty starting on the date of the first commercial sale of the Oxygen Assist Module, and will continue to pay royalties for a ten year term. We also license the pulse oximetry technology utilized with the Oxygen Assist Module from other manufacturers. During 2022, we established a Technology Center in Singapore to bring most of our research and development projects in-house, including development of our home based device, to help reduce the cost of external design firms and access Singaporean government grant funding.

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

Intellectual Property Portfolio

As of December 31, 2023, we held more than 136 issued patents and more than 43 patent applications, totaling an active patent portfolio of over 179 filings granted or pending, with expiration dates ranging from February 2021 through May 2042. These filings can be organized into four main categories representing our patent portfolio: Precision Flow, next generation system filings, Flow Rest, and various accessory technologies. In the United States, we hold 14 issued patents for the Precision Flow family, 11 for the Flow Rest family (a legacy device), 19 for the accessories (including the Oxygen Assist Module), and eight for our next generation technology. The Precision Flow patents are expected to expire between April 2023 and October 2041, the Flow Rest patents are expected to expire between November 2026 and December 2038, and the accessories patents are expected to expire between December 2031 and January 2042, with the next generation patents expected to expire between November 2033 and May 2040. Additionally, we have five pending U.S. patent applications directed to our next generation technologies, two pending U.S. patent applications directed to our Precision Flow systems technology, one pending U.S. patent application directed to our Flow Rest technology and 12 pending U.S. patent applications directed to accessories for the aforementioned technologies (including the Oxygen Assist Module). In addition, we have filed a provisional patent in the United States for our home based device and expect to file a non-provisional patent and international patent in the near future. We maintain a strategic international patent portfolio primarily in the European Union, Australia, Japan and China, with other counties pursued in select circumstances. Since 2016, we have maintained and executed on deliberate innovation areas designed to sustain the continued growth of our patent portfolio to protect our proprietary technology from competitor use.

As of December 31, 2023, we have at least 16 trademark registrations with the U.S. Patent and Trademark Office, at least 3 trademarks applications pending with the U.S. Patent and Trademark Office, at least 13 trademarks with common law rights, and a wide range of international protection of its trademarks with a focus of increasing brand awareness and market penetration globally.

Manufacturing and Supply

We manage all aspects of product supply through our operations teams based in Tijuana, Mexico and Exeter, New Hampshire. In the second half of 2022, we relocated substantially all of our manufacturing operations from our previously leased manufacturing facility in New Hampshire to a leased manufacturing facility in Tijuana, Mexico pursuant to our Manufacturing Service Agreement with TACNA Services, Inc. (“TACNA”), under which TACNA has provided a shared Mexican corporation through which the assembly and manufacture of our products take place in Mexico. This relocation was made in connection with our “path to profitability” plan to reduce the cost of labor and overhead incurred with the production of our products. We manufacture certain components of our High Velocity Therapy systems in-house, but primarily rely on third-party suppliers to source the majority of our High Velocity Therapy systems components. We outsource the assembly of a significant portion of our disposables products to a sole third-party contract manufacturer at its facility in Tijuana, Mexico and outsource all of the manufacturing of our Oxygen Assist Module to a sole manufacturer located in the United States. Outsourcing manufacturing of both components or finished goods, as applicable, reduces our need for capital investment and provides expertise and the capacity necessary to meet demand for our High Velocity Therapy systems and Oxygen Assist Module. We assess, qualify and select our suppliers with a view towards ensuring that our High Velocity Therapy systems and Oxygen Assist Module, and their components are safe and effective, adhere to all applicable regulations, are of the highest quality, and meet our supply needs. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits against the requirements of the FDA, the International Organization for Standardization and our own policies and procedures.

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

Seasonality

We typically experience seasonality in our first and fourth quarters, although this seasonality was disrupted during the COVID-19 pandemic. We typically experience higher sales in the first quarter in direct correlation with the number of patients presenting with respiratory distress due to the severity of the flu season, especially in the Northern Hemisphere, and higher sales in the fourth quarter as a result of increased sales from hospitals nearing their fiscal year-end that have not fully utilized the funds allocated to purchases of our High Velocity Therapy systems. We believe that COVID-19 has become a permanent part of the respiratory landscape similar to the flu or respiratory syncytial virus. While there may be future COVID-19 surges, it is difficult to predict the timing and severity of a surge.

Information about our Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of February 22, 2024.

Name	Age	Title
Joseph Army	60	President, Chief Executive Officer, and Director
John Landry	51	Senior Vice President, Chief Financial Officer, and Treasurer
Brian Lawrence	54	Senior Vice President and Chief Technology Officer

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

Brian Lawrence has served as our Senior Vice President and Chief Technology Officer since December 6, 2021. Prior to joining Vapotherm, Mr. Lawrence served as Chief Technology Officer & General Manager of Gravity Diagnostics, LLC, a diagnostics company, where he was responsible for technology and innovation programs across the company. Prior to joining Gravity Diagnostics, Mr. Lawrence served as Senior Vice President & Chief Technology Officer of Hillrom Holdings, Inc., a medical device company, from 2010 to 2021. While at Hillrom, Mr. Lawrence was responsible for global technology and innovation teams of over 800 employees in seven countries and an annual budget of $150 million. He led a digital transformation for the company and created a new SaaS business valued at over $100 million. Prior to that position, he served as Chief Technology Officer of Life Support Solutions, a division of GE Healthcare, where he was responsible for global engineering teams of over 400 employees across the US, Europe, and Asia with a budget of over $70 million annually. Mr. Lawrence holds a Doctor of Philosophy, Electrical Engineering, from the Center for Research and Education in Optics and Lasers, University of Central Florida, and a Master of Science, Electrical Engineering and a Bachelor of Science, Electrical Engineering from Massachusetts Institute of Technology.

Human Capital

Below are our core Guiding Principles which govern how we and our employees conduct business, prioritize, make decisions, and work with one another:

•
We Are A Team
•
We Hire, Develop & Retain The Very Best People In the Medical Technology Industry
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

Employees

As of December 31, 2023, we had 207 employees and contractors, consisting of 182 full-time employees and contractors and 25 part-time employees and contractors. Of these 207 employees and contractors, 159 of them are located in the United States, 18 in the United Kingdom, 10 in Singapore, five in Germany, four in Mexico and four in Brazil. In addition, the Mexican corporation set up by TACNA employs 119 employees and contractors in Mexico. None of our domestic employees are subject to a collective bargaining agreement or represented by a trade or labor union. As of December 31, 2023, eight of our international team members are subject to a collective bargaining agreement, two of which are retained through professional employment organizations. We believe our relationship with our employees is good.

Our Culture

As part of our corporate culture, we encourage our employees to make decisions, think outside the box and operate with flexibility and speed. Through challenging assignments, our team members grow professionally. We seek to recognize and reward our teammates for their efforts by hosting social activities to help strengthen teams and allow for different departments to get together in a casual setting. We host all company monthly Town Hall Meetings where we share updates on our key initiatives, financial results and patient stories, and recognize employees for embodying our Guiding Principles. Our learning and development initiatives are targeted for leaders as they are the most important lever in engaging with and strengthening our teams. We’ve earned Business New Hampshire Magazine’s “Best Company to Work For” recognition every year through 2021 since the start of our involvement in the competition in 2016. Year after year, the top reasons stated by our people for why they enjoy working at Vapotherm is because of the people they work with, the patients that we serve and the autonomy they have in their roles.

Code of Business Conduct and Professional Culture Principles

As part of our Mission, we are committed to conducting all of our business in a law-abiding and principled fashion and maintaining a professional culture. Each employee agrees to follow our Code of Business Conduct. We also understand that guidance is most impactful when teams have ownership in its creation, and to that end, our employees have established Professional Culture Principles, which are three bedrock principles that are universally applicable and help set expectations across the team. Our Professional Culture Principles are:

To achieve our shared Mission, we …

Actively seek and provide feedback,

Count on one another to act with integrity,

Treat everyone with respect.

Recognizing that our Professional Culture Principles and Code of Business Conduct may not address every situation our employees may encounter, other resources exist to assist our employees, including our management team and Professional Conduct hotline.

Employee Engagement

We provide all employees with the opportunity to share their opinions and feedback through a culture survey that is typically performed twice per year. Results of the survey are measured and analyzed to enhance the employee experience, promote retention, drive change, and leverage the overall success of our organization. Programs we have implemented in response to these surveys include monthly “Listening Lunches” hosted by our Chief Executive Officer, our Bright Idea Program where we solicit new ideas from employees to streamline processes, improve workflow and/or reduce costs and a number of PTO benefit related enhancements. We also support two employee-led resource groups for women leaders and veterans. Another important way in which our teams engage is not just with each other but with our patients. We help to connect our team to our overall strategy and mission by sharing patient stories on a routine basis.

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

Employee Safety, Health and Wellness

We are committed to maintaining a safe workplace and promoting the health and wellness of our employees. We have implemented multiple safety programs and regularly perform safety hazard evaluations within our manufacturing facility. With respect to health and wellness, we want our employees to be their best self and therefore provide them access to a variety of innovative, flexible and convenient health and wellness programs designed to support their physical and mental health. These include, among others, health savings and flexible spending accounts, flexible work schedules, work-from-home opportunities, family leave and care resources, an on-site gym, stress management sessions, and employee assistance programs, such as our Breathe Easy Fund, which supports employees and their families through times of hardship by the utilization of employee-raised funds.

Compensation and Benefits

We provide competitive compensation and benefits to attract and retain superior talent. In addition to salaries, our compensation and benefits, which vary by country/region, are in place as part of our “Pay for Performance” culture and can include annual bonuses, commission programs, stock-based compensation awards, employee stock purchase plan, a 401(k) plan with employee matching opportunities, tuition assistance, among many others. We believe in perpetuating an ownership culture throughout our organization. To that end, today approximately 67% of our team has equity in our Company that they either were granted upon hire or earned through performance.

Diversity, Equity and Inclusion

In furtherance of our Professional Culture Principle to treat everyone with respect, we strive to create a diverse workplace in which all employees feel respected, valued and empowered to reach their full potential. We define diversity as the range of human differences, including but not limited to race, ethnicity, gender, gender identity, sexual orientation, age, social class, physical ability or attributes, religious or ethical values system, national origin, and political beliefs. To ensure diversity, equity and inclusion remains at the forefront of the minds of our leaders, we include training on the topic in our new leader bootcamps and in annual leader refresher trainings. To continue to strengthen diversity of the team, we implement recruitment strategies to encourage diverse candidates to apply to positions for which they qualify.

Community Engagement

Throughout the year, we engage in community programs, such as our Care in the Air Day where our team is deployed to volunteer at local charitable organizations to give back to the local community. We also host our Annual Patient of the Year Celebration where Patient families are brought in from across the country and tell their story about how Vapotherm was able to help them during challenging and medically vulnerable times. This event allows us to celebrate our Patients, as well as our great People who make, sell and develop our products, and demonstrates to our employees that their work with Vapotherm matters and impacts Patients and the greater community.

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

Risks Related to Our Indebtedness and Need for Additional Capital

•
We need to restructure our existing indebtedness and/or raise additional capital, and may be unsuccessful in doing so. Even if successful, this could be on onerous terms and could result in significant dilution to our shareholders. If we are unsuccessful, we may be required to curtail our business significantly, up to and including cessation of operations.
•
Our substantial indebtedness involves risk and we may be unable to service, repay or refinance our debt when due.
•
Our failure to comply with loan agreement terms and covenants could cause a default under our loan agreement.
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
•
COVID-19 has made our business difficult to predict and may in the future adversely affect our business.
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
•
We rely on our senior management team and other key employees and our ability to attract and retain highly skilled employees.

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

Risks Related to Our International Operations

•
Our international operations, including our manufacturing facility in Mexico, subject us to certain risks, which could harm our business.
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

Risks Related to Our Common Stock

•
An active, liquid trading market for our common stock may not be sustained.
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
•
We no longer have any analysts publishing research on our common stock.
•
Anti-takeover provisions in our charter and bylaws and under Delaware law may discourage an acquisition of us or make more difficult certain changes in our capitalization structure and effecting certain business transactions.
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

Risks Related to Our Indebtedness and Need for Additional Capital

We need to restructure our indebtedness and/or raise additional capital to fund our existing operations and meet our loan covenants which if not obtained may require us to curtail or even cease operations.

The consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K include disclosures stating that there is substantial doubt about our ability to continue as a going concern for a period of one year after the date these consolidated financial statements were issued.

Based on our recurring losses and current financial forecasts, we believe our existing cash resources and borrowing capacity under our loan agreement, anticipated cash receipts from sales of our products and monetization of our existing inventory balances will not be sufficient to meet our anticipated cash requirements during the next 12 months. To ensure adequate liquidity, we are in discussions with our lender about restructuring our indebtedness and are evaluating various external financing options, although no assurance can be provided that we will be successful in restructuring our indebtedness or in securing additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or if our business deteriorates. There is inherent uncertainty associated with fundraising activity and it is not in our complete control. If we are unable to obtain additional financing to satisfy our liquidity requirements, we would be required to curtail operations significantly, including reducing our operating expenses which, in turn, would negatively impact our sales, or even cease operations. Any debt restructuring or additional financing that we raise may contain terms that are not favorable to us or our stockholders and result in significant dilution to our stockholders.

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

Additional capital may not be available at such times or in amounts as needed by us. Even if capital is available, it might be available only on unfavorable terms. Any additional equity or convertible debt financing into which we enter could be dilutive to our existing stockholders. Any future debt financing into which we enter may impose covenants upon us that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products or grant licenses on terms that are not favorable to us. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to curtail operations significantly, including reducing our operating expenses which could negatively impact sales, or even cease operations. This is particularly true if economic and market conditions deteriorate or if our business deteriorates.

Our substantial indebtedness may have a material adverse effect on our business, results of operations and financial condition.

We have a significant amount of indebtedness. As of December 31, 2023, we had $109.3 million of aggregate principal amount of our Loan and Security Agreement with SLR Investment Corp. (the “Loan Agreement”). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to our debt holders and significant effects on our business. For example, it could:

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

In addition, our indebtedness under the Loan Agreement is secured by substantially all of our assets, including our intellectual property, and the Loan Agreement contains restrictive covenants that could limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

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

If there were an event of default under our Loan Agreement relating to our outstanding indebtedness, the holders of the defaulted debt could elect to cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot guarantee that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default.

Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default under one debt instrument could also result in an event of default under one or more of our other debt instruments.

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

The potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, business, financial condition and stock price. The closures of certain regional banks in 2023 and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at certain specified banks would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. Although we did not have deposits at the affected banks, the failure of any bank in which we deposit our funds or otherwise do business could reduce the amount of cash we have available to fund our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank or lender that has failed or is otherwise distressed or if other banks and financial institutions enter receivership or become insolvent in the future, we may experience delays or other issues in accessing our cash and meeting our financial obligations. In addition, any future unstable banking, credit and/or capital market conditions could also adversely affect our ability to obtain additional financing, restructure or refinance our indebtedness, or meet our liquidity and debt service requirements.

Risks Related to Our Business

We have incurred losses in the past and may be unable to achieve or sustain profitability in the future.

We have incurred net losses since our inception. We incurred net losses of $58.2 million and $113.3 million for the years ended December 31, 2023 and 2022, respectively. As a result of ongoing losses, as of December 31, 2023, we had an accumulated deficit of $548.2 million. We expect to continue to incur significant product development, regulatory, sales and marketing and other expenses. The net losses we incur may fluctuate significantly from quarter to quarter.

Since 2008, our revenue has been derived primarily from sales of our High Velocity Therapy systems and associated disposable products. Going forward, we anticipate that our revenue will be primarily derived from a combination of our Precision Flow and next-generation High Velocity Therapy products and their associated disposable products, and our Oxygen Assist Module. In late 2020, we launched our Oxygen Assist Module select international markets, and we plan to seek FDA approval to market the HVT 2.0 version of this product in the United States. However, demand for these products and services may decline or may not increase as quickly as we expect, or, in the case of new or next-generation products and services, may never materialize. Our ability to generate revenue from sales of our existing products and services, or from any products and services we may develop in the future, may not be sufficient to enable us to transition to profitability and generate positive cash flows. Additionally, in the first quarter of 2022, we announced our long-term “path to profitability” goals, which include: drive 20% revenue growth; improve our gross margins to 60%+; normalize our cost structure; and improve our financial flexibility. While we believe our path to profitability will allow us to achieve and sustain profitability in the future, no assurance can be provided that our path to profitability initiative will be successful or that we will be able to achieve or sustain profitability.

We expect that our operating expenses will remain significant as we continue to focus on our sales and marketing organization, develop, enhance and commercialize new products, and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our High Velocity Therapy technology or our Oxygen Assist Module, to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

Historically, our revenue is primarily generated from sales of the disposable products utilized with our High Velocity Therapy systems, and we are therefore highly dependent on growth and utilization of the installed base of those systems, and next generation versions of such systems, for our success.

We began selling our High Velocity Therapy technology and our Precision Flow Plus systems in the United States and in select international markets in 2018 and 2017, respectively. Sales of our High Velocity Therapy systems and associated disposable products accounted for substantially all of our revenue for the years ended December 31, 2022 and 2023. We expect that sales of our High Velocity Therapy systems, our Oxygen Assist Module, and their associated disposable products will continue to account for the majority of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption by clinicians and customers, among others, of our High Velocity Therapy systems to treat both type I (hypoxic) respiratory distress, where patients do not receive sufficient oxygen, such as is experienced by COVID-19 patients, and type II (hypercapnic) respiratory distress, where patients are unable to clear sufficient carbon dioxide, such as is experienced by patients suffering from COPD, and of our Oxygen Assist Module to help maintain the pulse oxygen saturation, or SpO2, within the target SpO2 range over a significantly greater proportion of time while requiring significantly fewer manual adjustments to the equipment. Some clinicians may not adopt High Velocity Therapy because they have prior experience with, or a preference for, other treatment options that are more established, such as NiPPV, or may be reluctant to alter their practice patterns and undergo the training required to enable them to treat patients with High Velocity Therapy. Some customers may decide to not purchase our High Velocity Therapy systems if, among other potential reasons, they believe our pricing is too high or that alternative devices to manage respiratory therapy are either more clinically efficacious or more cost effective than our product. For example, our High Velocity Therapy systems are significantly more expensive than conventional heated humidified oxygen delivery devices.

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
•
inadequate product quality; and
•
perceived high cost.

Few clinicians have adopted our Oxygen Assist Module for use with our High Velocity Therapy systems, in part because we only launched our Precision Flow Oxygen Assist Module in select international markets in late 2020 and in the future we plan to seek FDA approval for the HVT 2.0 version of this technology in the United States. Clinicians may choose not to adopt our Oxygen Assist Module for similar reasons that clinicians may not adopt High Velocity Therapy systems.

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

As we launch new products and increase our marketing efforts with respect to our High Velocity Therapy systems and Oxygen Assist Module, we have expanded and potentially will need to continue to expand or restructure our marketing and sales networks, as well as modify and improve our sales program offerings, such as, for example, our provision of bundled discounts involving the placement of Precision Flow capital units at no upfront charge in connection with the customer’s ongoing purchases of disposable products. If the percentage of customers who acquire our technology in this manner increases relative to the percentage of customers who purchase our High Velocity Therapy systems through an upfront or financed payment, the percentage of our revenue derived from High Velocity Therapy systems may decrease. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled field representatives, and on ensuring our sales programs satisfy the needs of our customers. New sales hires require training and take time to achieve full productivity. If we fail to train new sales hires adequately, if we experience high turnover in our sales force in the future, or if our sales program offerings do not satisfy the needs of our customers, new hires may not become as productive as may be necessary to maintain or increase our sales. As a result, we may be required to restructure our sales organization, which would be costly, divert management attention, and lead to both planned and unplanned turnover. We restructured our sales organization, to some extent, in November 2023 after our then Chief Commercial Officer left our organization. Since we did not backfill that position our U.S. and international sales vice presidents, who previously reported to the Chief Commercial Officer, now report directly to our Chief Executive Officer. If we are unable to retain and appropriately expand our sales and marketing capabilities and educational initiatives domestically and internationally, we may be unable to effectively commercialize our products.

Supporting our products with clinical evidence is a key element of our strategy. We conduct and plan to conduct a range of nonclinical, as well as clinical trials, comparative effectiveness, economic and other studies to support our products with clinical evidence. Our inability to complete these studies in a timely fashion, or unfavorable results from these studies or from similar studies conducted by others may negatively affect the use or adoption of our products by physicians and hospitals, which could have a negative impact on the market acceptance of these products and their profitability.

We expect to continue to expand our marketing programs in the United States and internationally, and to fund research and development activities, including additional investment in sponsored and investigator initiated clinical and nonclinical trials and studies. The purpose of these nonclinical and clinical trials and studies is to obtain clinical efficacy, economic, and comparative effectiveness information about our products in an effort to generate comprehensive clinical and real-world outcome and cost effectiveness data in order to obtain product approval and drive further penetration in the markets we serve. In the event that these trials and studies, or similar trials and studies conducted by others, are slowed due to COVID-19 or for other reasons, or yield unfavorable results, particularly those in which we target severely hypercapnic patients, those results or delays could negatively affect the use or adoption of our products by hospitals and clinicians, or the reimbursement for our products by payors, thereby compromising market acceptance and profitability.

We have moved substantially all of our manufacturing operations from New Hampshire to Mexico, which involved significant risks that could have a material adverse effect on our business and operations.

We have relocated substantially all of our manufacturing operations from our previously leased manufacturing facility in New Hampshire to a leased manufacturing facility in Tijuana, Mexico pursuant to our Manufacturing Service Agreement with TACNA Services, Inc. (“TACNA”), under which TACNA has provided a shared Mexican corporation through which the assembly and manufacture of our products take place in Mexico. The relocation of our manufacturing operations to Mexico involves significant risks, including:

•
We may be unable to recruit and retain sufficient manufacturing and other personnel to effectively operate a Mexican factory or the personnel we do recruit may lack the necessary skills do perform the work to the required standards;
•
We may be unable to maintain necessary regulatory approvals to enable us to manufacture product at our Mexican facility or ship product from our Mexican facility to customers in other countries, or such approvals may be rescinded;
•
We may encounter unforeseen issues or delays in our operations in Mexico due to our lack of experience conducting manufacturing operations there; and
•
Our company culture may be adversely affected by the move, with a concomitant adverse effect on overall employee morale and attrition.

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

We currently manufacture our products and some components of our products, in-house. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facility in Tijuana, Mexico, and until the transition of all manufacturing to Mexico is complete, our facility in Exeter, New Hampshire. The operations at these facilities may be disrupted by a number of factors, including:

•
delivery problems;
•
inability to hire and retain manufacturing personnel;
•
financial condition or results of operations;
•
internal inefficiencies;
•
manufacturing equipment failure;
•
severe weather;
•
fire;
•
natural or man-made disasters;
•
work stoppages;
•
labor shortages;
•
component shortages; and
•
FDA compliance or other quality-related issues.

There can be no assurance that the occurrence of these or any other operational problems at our facilities would not cause significant production delays, an inability to meet customer demand and a concomitant loss in revenue. In addition, if any of these events occur at our Tijuana, Mexico or Exeter, New Hampshire facilities, we may need to engage contract manufacturers to assist us in manufacturing our products or product components. To this end, we have engaged a third-party contract manufacturer to manufacture and assemble certain of our products at its facility which is also in Tijuana, Mexico.

We currently use a third-party contract manufacturer in Tijuana, Mexico to manufacture and assemble our disposables products and thus are completely dependent upon this manufacturer for the supply of these products.

Our disposables products are currently being manufactured in Tijuana, Mexico by a sole source third-party contract manufacturer. We do not have control over the operations of this third-party manufacturer or its facility, which lack of control could ultimately affect the quality and timing of delivery of our products. In addition, any adverse change in our relationship with this manufacturer also could result in this manufacturer being unwilling to produce sufficient quantities of our products or even terminating our relationship. Any significant disruption to this sole manufacturer’s operations or its facility or any dispute we may have with this sole manufacturer over pricing, production or otherwise could result in an interruption in or cessation of supply of our disposable products, which would likely have a material adverse effect on our business, financial condition and results of operations. A decision to change manufacturers would result in longer times for design and production as we secure any necessary licenses or clearances, develop quality control measures, and implement manufacturing processes.

We source some of the components used in our products from sole source suppliers and are thus dependent upon these suppliers for these components.

Several of the components used in our products are supplied by single source suppliers, including in China. These sole source components have no immediate alternate supply channels. If we were to encounter a disruption in supply, we may not be able to find an alternate supplier for these components. A failure to find an alternate supplier for these components could result in an inability to manufacture our products and cause substantial loss in revenue.

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

The full extent to which COVID-19 or another pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to treat or contain COVID-19 or to otherwise limit its impact, and the continuing effectiveness of vaccines, among others. Additionally, strategies relating to limiting the impact of COVID-19 have become highly politicized around the world. To the extent COVID-19, whether on its own or in connection with any political, economic, and civil instability adversely affects our business and financial results, our distributors’ and suppliers’ business and financial results, or our customers’ business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including without limitation those relating to our ability to generate revenue and improve on or hold our current gross margin, the price of our common stock, our susceptibility to securities or other types of litigation, our significant amount of indebtedness, our need to generate sufficient cash flows to service our substantial indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

Our sales volumes and our results of operations may fluctuate from quarter to quarter and within each quarter and over the course of the year.

We have experienced and continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, which may include, among other things:

•
the number of products sold in the quarter;
•
the unpredictability of sales of capital equipment to our domestic hospital customers and our international distributors;

•
timing of our customers’ capital budgeting cycle; and
•
fluctuation and foreign currency exchange rates.

The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our results of operations. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a revenue shortfall could magnify the adverse impact of such revenue shortfall on our results of operations. Our results of operations may not meet the expectations of research analysts or investors, in which case the price of our common stock could decrease significantly, which occurred during the first quarter of 2022.

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

We provide customers with a one-year warranty on our High Velocity Therapy systems’ capital purchases, with limited exceptions. For the years ended December 31, 2023 and 2022, we incurred warranty expense of $0.2 million and $0.3 million, respectively. We bear the risk of warranty claims on the products we supply. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or any recovery from such vendor or supplier may not be sufficient to cover our losses. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in our inability to recover any costs incurred by us.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions.

We are subject to taxation in numerous U.S. states, Singapore, the United Kingdom, Germany, Mexico, and Brazil and certain other territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in tax laws, changes in the mix of our profitability from state to state or jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, and changes in accounting for income taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time, we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

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

Our revenue grew from $48.1 million for the year ended December 31, 2019 to $113.3 million for the year ended December 31, 2021. During the year ended December 31, 2022, our revenue decreased to $66.8 million and was $68.7 million during the most recently completed year ended December 31, 2023. We intend to continue to grow our business operations and may experience periods of rapid growth and expansion. This growth could create a strain on our organizational, administrative and operational infrastructure, including our supply chain operations, quality control, technical support and customer service, sales force management and general and financial administration. We may be unable to maintain the quality, or delivery timelines, of our products or customer service or satisfy customer demand if our business grows too rapidly, including into markets or countries in which we have limited or no prior operating and commercial experience. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, and our reporting systems and procedures. We may implement new systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

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

We completed our exit from the Vapotherm Access standalone remote patient monitoring business on October 31, 2022, although we continue to use the Vapotherm Access technology in our home product under development. Despite our belief we identified and properly accounted for the costs of this exit in all material respects, it is possible unplanned claims and expenses could arise. If unplanned costs and expenses arise which, individually or in the aggregate, are material, this could have a material adverse effect on our business.

Risks Related to Our Dependence on Others

Except for in the United Kingdom, Germany, Belgium and Spain, we rely on a network of third-party distributors to market and distribute our products internationally, and if we are unable to maintain and expand this network, we may be unable to generate anticipated sales.

Except for in the United Kingdom, Germany, Belgium and Spain where we now have direct sales organizations, we rely on our network of third-party distributors to market and distribute our products internationally. Internationally, we sell our products through a network of 39 independent distributors. Through these distributors, we sell our products in over 45 countries outside of the United States, and we expect a significant amount of our revenue to come from international sales for the foreseeable future. In the past, we have experienced issues collecting payments from certain of our independent distributors and we may again experience such issues in the future.

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

The ability of the FDA to hire, retain, or deploy key leadership and other personnel, expeditiously and effectively evaluate product complaints and promotional matters, or otherwise review and clear or approve new or modified products and indications can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, a dramatic increase in Emergency Use Authorizations or other regulatory submissions, a dramatic increase in the issuance of guidance documents, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may impede the FDA’s ability to expeditiously evaluate product complaints and promotional matters, and may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices or indications to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our marketing applications, clinical trial authorizations, emergency use applications, or other regulatory submissions, which could have a material adverse effect on our business.

For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. As another example, following the FDA’s issuance of certain Emergency Use Authorization communications in March 2020 that identified the product code that includes our Precision Flow Hi-VNI system, QAV, on a list of ventilators and/or ventilatory support devices, we prepared a letter-to-file to modify the indications for use of the Precision Flow Hi-VNI system. We believe these modifications are consistent with the FDA’s recent communication and our clinical data. However, to the extent we market the Precision Flow Hi-VNI system using the modified labeling, the possibility exists that the FDA may not agree with the decision that a new clearance or approval was unnecessary for this label revision for any number of reasons, including, without limitation, that we used an inappropriate intended use statement, and as a result may require us to submit a new 510(k) notification, request for de novo classification, premarket approval (“PMA”) (or PMA supplements or amendments) or subject us to other consequences. In addition, on April 29, 2020 the FDA reached out with an informal inquiry regarding our marketing of the Precision Flow Hi-VNI system. We responded to that inquiry in a timely manner, but the FDA may ultimately determine that our website or other promotional materials, sales practices, or training constitute the improper promotion of a medical device.

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

The Medical Devices Regulation, which became effective in May 2021, among other things:

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

These modifications have had and may continue to have an effect on the way we conduct our business in the EEA.

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
violence and civil unrest;
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

If we continue manufacturing our products in Mexico or using foreign contract manufacturers, our operating results could be harmed by economic, political, regulatory and other factors in foreign countries.

We currently manufacture substantially all of our products in Mexico. We also use foreign contract manufacturers and may continue to use foreign contract manufacturers to manufacture current and future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including, but not limited to:

•
political and economic instability;
•
high levels of inflation, historically the case in a number of countries in Asia;

•
burdens and costs of compliance with a variety of foreign laws, regulations and sanctions;
•
foreign taxes and duties;
•
changes in tariff rates or other trade, tax or monetary policies; and
•
changes or volatility in current exchange rates and interest rates.

With respect to Mexico specifically, our business, financial condition, results of operations and prospects may be affected by currency fluctuations, price instability, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico, over which we have no control. Mexico has experienced periods of violence and crime due to the activities of drug cartels. In response, the Mexican government has implemented various security measures and has strengthened its police and military forces. Despite these efforts, drug-related crime continues to exist in Mexico. These activities, their possible escalation and the violence associated with them may have a negative impact on the Mexican economy or on our operations in the future. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on our business, results of operations and financial condition.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

We contract with several Chinese suppliers for certain components of our High Velocity Therapy systems, which are single-sourced in China. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Recently, political discourse in the United States has increasingly focused on ways to discourage U.S. competitors from outsourcing manufacturing and production activities to foreign corporations and curb what are considered unfair trade practices. In January 2020, the United States and China entered into Phase One of the Economic and Trade Agreement between the United States of America and the People's Republic of China (the “Phase One Trade Agreement”). The Phase One Trade Agreement takes steps to ease certain trade tensions between the United States and China. Although the Phase One Trade Agreement is an encouraging sign of progress in the trade negotiations between the United States and China. However, according to the Peterson Institute for International Economics, China has purchased significantly less than its purchase commitment under the Phase One Trade Agreement. No further agreements have been reached and the impact of the Phase One Trade Agreement and any forthcoming trade deal cannot be determined at this time. If tariffs are imposed on the components used in our High Velocity Therapy systems, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations.

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

Risks Related to Our Intellectual Property

We recently received notice from a “Vapotherm Access” technology licensor claiming our exclusive license had terminated due to our failure to use reasonable efforts to commercialize the licensed technology. We met with the licensor, provided evidence of the error of its contention, and the licensor withdrew its termination notice in writing. Despite this amicable resolution, we believe based on earlier statements that the licensor desires to amend the license agreement to, among other things, reduce our exclusive field of use, and may look for other opportunities to claim a breach and a termination to gain negotiating leverage. Termination of the license could delay the commercial launch of our home product and, if the purported termination results in litigation, could result in additional expense and management distraction, regardless of outcome.

We are successor in interest to the 2012 exclusive license agreement between Temple University (“Temple”) and HGE Health Care Solutions LLC (“HGE”), which we acquired in 2020. Briefly summarized, the agreement exclusively licensed to HGE (and now to us) certain intellectual property designed to predict COPD exacerbations using remote patient monitoring. This licensed technology was used in the Vapotherm Access call center business which we exited in 2022 and is also incorporated in the home based device we have been actively developing at our Technology Center in Singapore. We recently completed proof of concept testing of the digital solution that supports the home device with Vapotherm Access at Temple University Medical Center (“Temple Medical Center”). Despite our active development of a home device incorporating the technology licensed from Temple, and our ongoing collaboration with Temple Medical Center in the development of this product, in October 2023 we received a notice from Temple declaring the license terminated, allegedly due to our failure to use reasonable efforts to commercialize the licensed technology. Prior to sending the notice, and despite being party to a valid and existing exclusive license agreement, Temple had sought to enter into a new license agreement with us which would have, among other things, narrowed our exclusive field of use. Termination of the Temple license agreement could delay the launch of our home based device and, should litigation ensue, litigation costs could have a material adverse effect on our business and financial results, regardless of outcome.

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

We have and may receive in the future, particularly as a public company, communications from patent holders, including non-practicing entities, alleging infringement of patents, infringement of other intellectual property rights including misappropriation of trade secrets, offering licenses to such intellectual property, or challenging our intellectual property. For example in 2018, Stamford Devices Limited opposed our European patent—EP2806926 before the parties reached a settlement in 2019. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. At any given time, we may be involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time.

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

Outside the United States, numerous countries in which we operate, manufacture and sell our products have, or are developing, laws protecting data privacy and the confidentiality of certain personal data. For example, the European Union (“EU”) General Data Protection Regulation (“GDPR”) imposes new data protection requirements in the EEA, and substantial fines for violations of the data protection rules. The GDPR expanded significantly the jurisdictional reach of EEA data protection law by extending the law’s application to not only entities that are established in the EEA, but also to entities that process personal data in connection with the offering of goods or services to data subjects located in the EEA or process personal data in connection with monitoring the behavior of data subjects located in the EEA. The GDPR imposes strict obligations and restrictions on controllers and processors of personal data including, for example, expanded disclosures about how personal data is to be used, increased requirements pertaining to health data and pseudonymised (e.g., key-coded) data, mandatory data breach notification requirements, appointment of a data protection officer when sensitive personal data (e.g., health data) are processed on a large scale, requirement to enter into certain types of contracts with service providers processing personal data, implementation of appropriate privacy governance measures, and expanded rights for individuals over their personal data. This could affect our ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting, or could cause our costs to increase, potentially leading to harm to our business and financial condition.

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

Risks Related to Our Common Stock

An active, liquid trading market for our common stock may not be sustained.

On December 15, 2023, our common stock began trading in the over-the-counter markets on the OTCQX tier of the OTC Markets, under the symbol VAPO. The over-the-counter markets, including the OTCQX, are not stock exchanges and trading of securities on the OTCQX is more limited than the NYSE. Quotation on the over-the-counter markets may result in a less liquid market available for existing and potential securityholders to trade our common stock and has depressed and could further depress the trading price of our common stock. We cannot assure you that an active public market for our common stock will be sustained in the future. If an active market for our common stock is not sustained, the price may decline. These factors may result in investors having difficulty reselling any shares of our common stock.

Further, an inactive trading market may also impair our ability to raise capital by selling our securities, to attract and motivate employees through equity incentive awards, or to acquire other companies, products, or technologies by using our securities as consideration.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2023, the sales price of our common stock ranged from $0.78 to $23.52. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of our periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain quoted on the OTCQX tier of the OTC Markets.

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

As of December 31, 2023, our executive officers and directors, together with their respective affiliates, beneficially owned approximately 18.5% of our common stock, including shares subject to outstanding options, restricted stock units and warrants that are exercisable within 60 days after such date. Accordingly, our management is able to exert a significant degree of influence over our affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management or board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

We no longer have any analysts publishing research on our common stock, which may limit the trading market in and liquidity of our common stock.

The trading market in and the liquidity of a stock often depends, in part, on the research and reports that securities or industry analysts publish about the stock. As a public company with securities no longer listed on a national exchange, we no longer have any analysts publishing research on our common stock or our Company. This may limit the attractiveness of holding our stock and the trading market in, and liquidity, of our stock. In the event analysts initiate coverage on our common stock and then downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price could decline. In addition, if analysts initiate coverage on our common stock and our operating results then fail to meet the forecast of analysts, our stock price could decline. If one or more of these analysts cease coverage of our stock or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

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

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, as well as delay or prevent certain changes in our capitalization structure and other business transactions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. For example, courts are currently split over the enforceability of an exclusive forum provision in resolving complaints asserting a cause of action under the Securities Act of 1934, as amended. It is uncertain whether this issue will be reviewed by the Supreme Court.

General Risk Factors

Our operations, and those of our suppliers and customers, are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

Our principal executive office is located in a leased facility in Exeter, New Hampshire, our U.S. distribution center is located in a leased facility located in Mesquite, Texas, our manufacturing operations are located in a leased facility in Tijuana, Mexico, and our development operations are located in a leased facility in Singapore. We also have access to facilities for Vapotherm UK personnel as well as facilities for inventory and a distribution site in Tilburg, Netherlands. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace in the event of a natural or man-made disaster. A disaster (such as an earthquake, fire, flood, hurricane, a volcanic eruption other severe weather, or a pandemic or other outbreak) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace the damaged facilities.

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

As a result of a new SEC rule on cybersecurity disclosure, we will be required to disclose, on a current basis pursuant to new Item 1.05 of SEC Form 8-K, any cybersecurity incident that we determine to be material and describe the material aspects of the nature, scope, and timing of the incident, as well as the material impact or reasonably likely material impact of the incident on us, including our financial condition and results of operations. We also are required to describe, on a periodic basis, our processes, if any, for the assessment, identification, and management of material risks from cybersecurity threats, and describe whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, our board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing material risks from cybersecurity threats. We have incurred significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident and to comply with this new SEC cybersecurity rule.

We may incorporate traditional and generative artificial intelligence (AI) solutions into our information systems, products, offerings, services and features, and these solutions may become important in our operations over time. The ever increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. If the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate ongoing advancements into our AI initiatives, including access to the licensing of key intellectual property from third parties. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Our competition may have access to greater financial and technological resources, giving them a competitive advantage in recruiting, motivating, and retaining sought-after AI professionals. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect employee and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our evolving products. There can be no assurance that our efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology, including, but not limited to, generative AI platforms) will be successful or that additional systems issues will not arise in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We understand the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. Cybersecurity processes to assess, identify and manage risks from cybersecurity threats have been incorporated as a part of our overall risk assessment process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis, we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify and manage material risks.

Specifically, we engage a third-party cybersecurity firm to assist with network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures. Further, we employ periodic penetration testing and tabletop exercises to inform our risk identification and assessment of material cybersecurity threats.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we:

•
Monitor emerging data protection laws and implement changes to our processes to comply;
•
Conduct periodic customer data handling and use requirement training for our employees;
•
Conduct periodic vulnerability assessments and mitigate vulnerabilities for our systems and processes that include sensitive data;
•
Conduct regular security awareness trainings and phishing simulation attacks;
•
Carry cybersecurity risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and
•
Perform periodic gap analyses to review our cybersecurity controls for gaps and implement the closure actions

Our incident response plan coordinates the activities that we and our third-party cybersecurity provider take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate an incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

As part of the above processes, we engage with consultants to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.

Our processes also include assessing cybersecurity threat risks associated with our use of third-party services providers in normal course of business use, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our risk management process discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. We have a cybersecurity organization within our information technology department that focuses on current and emerging cybersecurity matters and leverages cybersecurity consultants and third-party cybersecurity firms. Our cybersecurity function is led by our Chief Financial Officer, who reports to our Chief Executive Officer. Our Chief Financial Officer and cybersecurity organization are actively involved in assessing and managing cybersecurity risks. They are responsible for implementing cybersecurity policies, programs, procedures, and strategies.

Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures and cybersecurity risks. Periodically during each year, the Audit Committee receives an overview from our Chief Financial Officer of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified and our disaster recovery preparations. Members of the Board of Directors regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

As of the date of this filing, we do not believe that our business strategy, results of operations or financial conditions have been materially affected by any cybersecurity incidents for the reporting period covered by this report. However, companies like us, as well as our employees, service providers and other third parties, have experienced information security and cybersecurity attacks in the past and will likely continue to be the target of cyber actors.

We describe whether and how risks from identified cybersecurity threats have or that are reasonably likely to affect our financial position, results of operations and cash flows, under the heading “Risks Related to Our Business” included as part of our “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. Properties.

Our corporate headquarters are located in Exeter, New Hampshire, where we conduct our principal executive, research and development, sales and marketing, and administrative activities. Our U.S. distribution center is located in Mesquite, Texas; our principal manufacturing operations are primarily conducted in Tijuana, Mexico; and our research and development operations are primarily conducted in Singapore.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQX tier of the OTC Markets under the symbol “VAPO.” Over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. Prior to December 15, 2023, our common stock was listed on The New York Stock Exchange.

Holders

As of February 15, 2024, there were 168 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Issuer Purchases of Equity Securities

Not applicable.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2023, we granted SLR Investment Corp. (“SLR”) warrants to purchase an aggregate of 85,084 shares of common stock in connection with the PIK Interest option under our Loan and Security Agreement, as amended, with SLR (collectively, the “PIK Warrants”). The PIK Warrants had a weighted average exercise price of $2.59 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from October 2, 2033 through December 1, 2033. The offer and sale of the PIK Warrants was made by us in reliance on an exemption from the registration requirements provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and in connection therewith, relied upon representations made by SLR.

Use of Proceeds

Not applicable.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. The discussion includes our financial results for the year ended December 31, 2023 compared to the year ended December 31, 2022. Some of the numbers included herein have been rounded for the convenience of presentation.

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

Overview

Vapotherm is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure (“CHF”), pneumonia, asthma and COVID-19 or other systemic conditions. Our mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. Our device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as our Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. Our digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although we exited our Vapotherm Access call center business, the underlying technology is being incorporated in our home based device we have been actively developing at our Technology Center in Singapore. While these device and digital solutions function independently, we believe leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510k clearance from the Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, although it is presently being marketed primarily for hospital use. As of December 31, 2023, more than 4.2 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 37,500 units, an increase of 2.0% compared to December 31, 2022.

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

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States and select international markets and through distributors in other select international markets. In late 2020, we launched our OAM in select international markets, which can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in select international markets and through distributors in other select international markets. We are no longer seeking FDA approval to market the Precision Flow version of the OAM in the United States, but will instead focus future efforts on the HVT 2.0 version of the OAM for the United States market. We are actively developing our home based device at our Technology Center in Singapore which uses our High Velocity Therapy technology. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of December 31, 2023, we have sold our High Velocity Therapy systems to over 2,500 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In early 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. Due to inherent uncertainty in predicting future revenues and certain variable costs, we announced in connection with the release of our first quarter 2022 financial results, our long-term “path to profitability” initiatives. As part of this strategy, we moved substantially all of our manufacturing operations from New Hampshire to Mexico. In the last half of 2022, we established a Technology Center in Singapore to bring most research and development projects in-house, including development of our home based device, to help reduce the cost of external design firms and access local government grant funding and took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access call center business and making reductions to our field teams in the United States and internationally. As a result of this strategy, our net cash used in operating activities decreased to $24.3 million for the year ended December 31, 2023, down from $80.2 million for the year ended December 31, 2022. Concurrently, our revenues increased to $68.7 million for the year ended December 31, 2023 from $66.8 million for the year ended December 31, 2022. This increase was primarily as a result of an 8.0% increase in disposables revenue and a 15.8% increase in capital equipment revenue from recovery in customer demand post-COVID and the launch of our next generation HVT 2.0 platform, partially offset by our exit from our Vapotherm Access call center business in October 2022 and the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in 2023. For the years ended December 31, 2023 and 2022, we incurred a net loss of $58.2 million and $113.3 million, respectively. Actions completed during the year ended December 31, 2023 under our restructuring plans and their impacts on our consolidated financial statements are further described below and in Note 11 “Restructuring” to our consolidated financial statements included in this Annual Report on Form 10-K.

In January 2023, in coordination with the Medicines and Healthcare products Regulatory Agency in the United Kingdom, we initiated a limited recall of four lots of disposable patient circuits in the United Kingdom, a quantity that is not material. Related to this issue, we proactively notified FDA of this action. Subsequent to this communication, the FDA classified related customer communications as a recall; however, this did not involve the removal of any product. Product defects or other errors resulting in recalls may occur in the future.

Despite our near-term challenges, we believe our anticipated long-term growth will be driven by the following strengths:

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
•
Dedicated respiratory sales forces in the United States, and in select international markets, which we expect to extend to other growing international markets;
•
Experienced international distributors;

•
A comprehensive approach to market development with established clinical and digital marketing teams;
•
A robust and growing intellectual property portfolio; and
•
An experienced senior management team and board members with deep industry practice.

During the year ended December 31, 2023, we continued to execute on our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology to help patients through all four care areas of the hospital that we serve today, regardless of whether patients are hypoxic, hypercapnic, or otherwise suffering respiratory distress. Net revenue increased $1.9 million, or 2.8%, to $68.7 million for the year ended December 31, 2023 compared to $66.8 million for the year ended December 31, 2022. After excluding net revenue from our Vapotherm Access call center business, on an adjusted non-GAAP basis, net revenue increased $4.6 million, or 7.2%, for the year ended December 31, 2023 compared to 2022. Revenue from single-use disposables represented approximately 73.0% of our net revenue for the year ended December 31, 2023 and increased 8.0% on a year over year basis. We believe our strategy will allow us to return our disposables utilization, or turn, rates to their pre-COVID-19 historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We continue to focus on our long-term product roadmap, under which we plan to introduce additional high growth products to our respiratory care offerings, which we expect to drive higher average selling prices as we introduce new higher-value products and services. Presently, we are pursuing several initiatives to further reduce our inventory balance and return our inventory turnover to pre-COVID-19 historical levels. We converted $9.4 million of inventory to cash during the year ended December 31, 2023.

Despite our current cost savings initiatives, we expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average selling prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. While these and other actions put pressure on our margins and adversely affected our financial results during the first half of 2023, we anticipate long-term benefits of these past and anticipated future actions, including lower cost products being built in our Mexico facility to drive gross margin improvements. Because of these and other factors, we expect to continue to incur net losses for the next several years and may require additional funding, which could include equity and/or debt financings.

Based on our recurring losses and current financial forecasts, we believe our existing cash resources and borrowing capacity under our loan agreement, anticipated cash receipts from sales of our products and monetization of our existing inventory balances will not be sufficient to meet our anticipated cash requirements during the next 12 months, which raises substantial doubt about our ability to continue as a going concern. To ensure adequate liquidity, we are in discussions with our lender about restructuring our debt and evaluating various external financing options, although no assurance can be provided that we will be successful in restructuring our debt or securing additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. Any such transaction or restructuring could be dilutive to existing stockholders. This is particularly true if economic and market conditions deteriorate or if our business deteriorates. In addition, on February 21, 2024, we entered into an amendment to our loan agreement while we evaluate our debt restructuring and financing options. This amendment extends our option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period January 1, 2024 through February 29, 2024. We have paid 9% of our interest in-kind that was due on February 1, 2024 and expect to pay 9% of our interest in-kind that is payable on March 1, 2024. We believe our relationship with our lender is good. If we are unable to obtain additional financing, we would be required to curtail operations significantly, including reducing our operating expenses which, in turn, would negatively impact our sales, or even cease operations. Any debt restructuring or additional financing that we raise may contain terms that are not favorable to us and be dilutive to our stockholders. As a result, substantial doubt exists about our ability to continue as a going concern.

Components of Our Results of Operations

Net Revenue

Our net revenue consists primarily of the sale of products, leases and services.

Product Revenue

We derive our revenue primarily from the sale of our products to hospitals in the United States and select international markets and through distributors in other select international markets. Product sales consist of the following:

•
Capital Revenue - Our capital revenue is derived from the sale of our capital equipment, which consists of the Precision Flow High Velocity technology, Precision Flow Plus, Precision Flow Classic, Q50 compressor, HVT 2.0 and the Oxygen Assist Module. We offer different options to our hospital customers for acquiring capital units, including direct purchase with payment in full at the time of purchase, rentals, and placements for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Capital revenue is presented net of capital related rebates and fees payable to GPOs, IDNs and distributor partners.
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

Service and Other Revenue

Our service and other revenue includes service, component part and freight revenue, offset by service related rebates and fees payable to GPOs, IDNs and distributor partners, as well as fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans. In addition, we sell small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who service Precision Flow capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of these costs associated with the shipment of products domestically, and to a lesser extent, internationally.

Our revenue has fluctuated, and we expect it to continue to fluctuate, from year to year and quarter to quarter due to a variety of factors. Prior to COVID-19, we historically experienced seasonality in our first quarter, due to the impact of the influenza (“flu”) and respiratory syncytial virus (“RSV”) season in the Northern Hemisphere, and in our fourth quarter, which coincides with our customers’ fiscal year-end and often drives higher purchases of capital equipment as previously approved but unspent capital budgets typically expire at year-end. We expect COVID-19 to be a permanent part of the respiratory landscape similar to the flu or RSV. While COVID-19 surges are unpredictable, we believe that these surges will be aligned to changes in seasons when individuals spend more time inside. Thus, we believe that COVID-19 will most likely impact our revenue in the first and fourth quarters of the year. Our capital revenue typically fluctuates based on hospital capital equipment budgets, which have been adversely affected following the end of the COVID-19 pandemic, and may be adversely affected by the introduction of competitor products. We also expect our future revenue to be dependent upon other factors, such as continued market awareness and acceptance of our High Velocity Therapy technology, our OAM, and our digital product offerings; clinical data and outcomes using our products and services; introduction of new products; and continued international expansion. In addition, we are focusing on our sales and marketing capabilities and educational infrastructure to help us drive and support revenue growth.

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

Operating Expenses

Research and Development

Research and development expenses consist primarily of product development, engineering, regulatory expenses, testing, laboratory supplies, consulting services, facility costs for our Technology Center in Singapore and other costs associated with future generations of products using our High Velocity Therapy technology and companion products. These expenses include personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation, for employees in our research and development, regulatory, quality assurance and innovation functions, and facilities-related expenses. These expenses are partially offset by grant reimbursements we have received, or expect to receive, in connection with a grant agreement with the Singaporean government. We expect research and development expenses to increase in the future as we develop future generations of products using our High Velocity Therapy technology and companion products. We expect research and development expenses as a percentage of revenue to vary over time depending on the level and timing of new product development initiatives.

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

Other Expense, Net

Other expense, net consists primarily of interest expense related to our credit facilities, partially offset by interest income driven by the interest accruing on cash and cash equivalents. Other expense, net also includes the loss on the extinguishment of debt and foreign currency losses arising from transactions denominated in foreign currencies.

Provision for Income Taxes

The provision for income taxes represents current foreign taxes, partially offset by deferred tax assets for differences in the book and tax basis of property and equipment. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Results of Operations

	Year Ended December 31,
	2023	2022
Net revenue	$68,669	$66,801
Cost of revenue	40,386	49,558
Gross profit	28,283	17,243
Operating expenses
Research and development	14,213	20,802
Sales and marketing	32,552	46,091
General and administrative	19,260	27,796
Impairment of goodwill	-	14,701
Impairment of long-lived and intangible assets	1,187	7,676
Loss on disposal of property and equipment	151	568
Total operating expenses	67,363	117,634
Loss from operations	(39,080)	(100,391)
Other expense, net	(18,987)	(12,857)
Net loss before income taxes	(58,067)	(113,248)
Provision for income taxes	126	11
Net loss	$(58,193)	$(113,259)

Years Ended December 31, 2023 and 2022

Net Revenue

	Year Ended December 31,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$10,404	15.1%	$8,984	13.4%	$1,420	15.8%
Disposables	50,100	73.0	46,368	69.4	3,732	8.0
Subtotal product revenue	60,504	88.1	55,352	82.8	5,152	9.3
Lease revenue
Capital equipment	586	0.9	882	1.3	(296)	(33.6)
Other	1,776	2.6	1,784	2.7	(8)	(0.4)
Service and other revenue	5,803	8.4	8,783	13.2	(2,980)	(33.9)
Total net revenue	$68,669	100.0%	$66,801	100.0%	$1,868	2.8%

Net revenue increased $1.9 million, or 2.8%, to $68.7 million for the year ended December 31, 2023 compared to $66.8 million for the year ended December 31, 2022. This increase was primarily attributable to an increase of $3.7 million and $1.4 million in disposables and capital equipment revenues, respectively, partially offset by a decrease of $3.0 million and $0.3 million in service and other revenues and capital equipment lease revenues, respectively. Disposables revenue increased 8.0% in 2023 primarily due to an increase in the number of disposables sold in our International markets. Capital equipment revenue increased 15.8% in 2023 primarily due to higher average selling prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform, and to a lesser extent, an increase in volume of sales of capital equipment in the United States. The increases in capital equipment revenue and disposables revenue were partially offset by the effect of the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in 2023. The decrease in service and other revenue during year ended December 31, 2023 was primarily the result of our exit from our Vapotherm Access call center business in October 2022. Capital equipment lease revenue decreased 33.6% in 2023 due to a decrease in rental arrangements.

Revenue information by geography is summarized as follows:

	Year Ended December 31,
	2023		2022		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$51,023	74.3%	$52,591	78.7%	$(1,568)	(3.0)%
International	17,646	25.7	14,210	21.3	3,436	24.2
Total net revenue	$68,669	100.0%	$66,801	100.0%	$1,868	2.8%

Net revenue generated in the United States decreased $1.6 million, or 3.0%, to $51.0 million for the year ended December 31, 2023, compared to $52.6 million for the year ended December 31, 2022. Net revenue generated in our International markets increased $3.4 million, or 24.2%, to $17.6 million for the year ended December 31, 2023, compared to $14.2 million for the year ended December 31, 2022. The decrease in net revenue in the United States was primarily the result of our exit from our Vapotherm Access call center business in October 2022 and a decrease in the number of disposables sold due to the Omicron surge that drove significant demand in the first quarter of 2022 and did not repeat itself in 2023. These decreases were partially offset by an increase in volume of sales of capital equipment in the United States and higher average selling prices of our High Velocity Therapy units realized from our next generation HVT 2.0 platform. The increase in net revenue in our International markets was primarily due to increases in the number of disposables sold resulting from higher demand, partially offset by a decrease in volume of sales of capital equipment.

Cost of Revenue and Gross Margin

Cost of revenue decreased $9.2 million, or 18.5%, to $40.4 million for the year ended December 31, 2023 compared to $49.6 million for the year ended December 31, 2022. This decrease was primarily due to lower production costs from our facility in Mexico, lower provisions for excess and obsolete inventory, our exit from our Vapotherm Access call center business in October 2022, a decrease in stock-based compensation, and certain non-recurring charges in 2022 related to the transfer of certain activities to our contract manufacturer that did not repeat in 2023. These decreases were partially offset by increases in shipping expense of inventory to and from our facility in Mexico and depreciation expense in 2023. In addition, in the third quarter of 2023, we increased production capacity at our facility in Mexico in advance of the RSV and flu seasons in the Northern Hemisphere, which resulted in inefficiencies, such as higher scrap rates, lower first pass yields and higher freight costs which we did not experience in 2022.

Gross profit as a percent of revenue increased to 41.2% for the year ended December 31, 2023 compared to 25.8% for the year ended December 31, 2022. Gross profit as a percent of revenue was positively impacted by an increase in net revenue, lower provisions for excess and obsolete inventory, lower production costs from our facility in Mexico, and our exit from our Vapotherm Access call center business in October 2022. These increases were partially offset by inefficiencies at our facility in Mexico discussed above.

Research and Development Expenses

Research and development expenses decreased $6.6 million, or 31.7%, to $14.2 million for the year ended December 31, 2023 compared to $20.8 million for the year ended December 31, 2022. As a percentage of revenue, research and development expenses decreased to 20.7% in 2023 compared to 31.1% in 2022. The decrease in research and development expenses was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased product consulting expenses, development costs and employee-related expenses, and a grant reimbursement in 2023 not included in 2022, partially offset by increases in stock-based compensation and facility costs. The decrease in research and development expenses as a percentage of revenue was primarily due to lower expenses and an increase in net revenue during 2023 compared to 2022.

Sales and Marketing Expenses

Sales and marketing expenses decreased $13.5 million, or 29.4%, to $32.6 million for the year ended December 31, 2023 compared to $46.1 million for the year ended December 31, 2022. As a percentage of revenue, sales and marketing expenses decreased to 47.4% in 2023 compared to 69.0% in 2022. The decrease in sales and marketing expenses was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased employee-related expenses, sales commission expenses, travel expenses, severance costs, and consulting and third party expenses. The decrease in sales and marketing expenses as a percentage of revenue was primarily due to lower expenses and an increase in net revenue during 2023 compared to 2022.

General and Administrative Expenses

General and administrative expenses decreased $8.5 million, or 30.7%, to $19.3 million for the year ended December 31, 2023 compared to $27.8 million for the year ended December 31, 2022. As a percentage of revenue, general and administrative expenses decreased to 28.0% in 2023 compared to 41.6% in 2022. The decrease in general and administrative expenses was primarily due to cost reductions from our path-to-profitability initiatives implemented during the second half of 2022 consisting of decreased employee-related expenses, consulting and legal expenses, non-cash lease expense, and stock-based compensation, and a gain on lease modification. These decreases were partially offset by favorable changes in value of contingent consideration in 2022 that did not recur in 2023. The decrease in general and administrative expenses as a percentage of revenue was primarily due to lower expenses and an increase in net revenue during 2023 compared to 2022.

Impairment of Goodwill

We recorded a goodwill impairment charge of $14.7 million related to the write down of goodwill of the Vapotherm Access reporting unit to its estimated fair value during the year ended December 31, 2022. There were no goodwill impairment charges recorded during the year ended December 31, 2023.

Impairment of Long-Lived and Intangible Assets

Impairment of long-lived and intangible assets totaled $1.2 million for the year ended December 31, 2023. The impairment charges related to the write down of operating lease right-of-use assets no longer deemed to be recoverable to their estimated fair value during the year ended December 31, 2023.

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

Loss on Disposal of Property and Equipment

We recorded a loss on disposal of certain property and equipment totaling $0.2 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

Other Expense, Net

Other expense, net increased $6.1 million, or 47.7%, to $19.0 million for the year ended December 31, 2023 compared to $12.9 million for the year ended December 31, 2022. The increase in other expense, net was primarily due to an increase in interest expense due to higher average interest rates on higher average outstanding borrowings during 2023 compared to 2022, partially offset by a loss on extinguishment of debt in 2022 that did not repeat in 2023.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2023 totaled $0.1 million and related to current foreign taxes, partially offset by deferred tax assets for differences in the book and tax basis of property and equipment. The provision for income taxes for the year ended December 31, 2022 totaled less than $0.1 million and related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets and current foreign taxes, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by our foreign subsidiaries. We have not recorded any federal or state income tax benefits related to domestic operating losses due to uncertainty about future taxable income.

Seasonality

We typically experience seasonality in our first and fourth quarters, although this seasonality was disrupted during the COVID-19 pandemic. We typically experience higher sales in the first quarter in direct correlation with the number of patients presenting with respiratory distress due to the severity of the flu season, especially in the Northern Hemisphere, and higher sales in the fourth quarter as a result of increased sales from hospitals nearing their fiscal year-end that have not fully utilized the funds allocated to purchases of our High Velocity Therapy systems. We believe that COVID-19 has become a permanent part of the respiratory landscape similar to the flu or RSV. While there may be future COVID-19 surges, it is difficult to predict the timing and severity of a surge.

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $10.8 million, working capital of $27.3 million and an accumulated deficit of $548.2 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $393.9 million in net proceeds from sales of our equity securities.

On February 10, 2023, we issued in a private placement an aggregate of 2,187,781 shares of common stock, and in the case of certain investors, in lieu of shares of common stock, pre-funded warrants to purchase an aggregate of 550,313 shares of common stock, and, in each case, accompanying warrants to purchase an aggregate of up to 2,738,094 shares of common stock at a purchase price of $8.40 per unit for aggregate gross proceeds to us of approximately $23.0 million, before deducting fees to the placement agent and other offering expenses of $2.1 million. The warrants and pre-funded warrants have exercise prices of $9.36 and $0.008 per share and expire in five years and 30 years, respectively. The net proceeds from the offering are being used primarily for sales and marketing, working capital, and other general corporate purposes.

Based on our recurring losses and current financial forecasts, we believe our existing cash resources and borrowing capacity under our loan agreement, anticipated cash receipts from sales of our products and monetization of our existing inventory balances will not be sufficient to meet our anticipated cash requirements during the next 12 months, which raises substantial doubt about our ability to continue as a going concern. To ensure adequate liquidity, we are in discussions with SLR about restructuring our debt and evaluating various external financing options, although no assurance can be provided that we will be successful in restructuring our debt or securing additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. Any such transaction or restructuring could be dilutive to existing stockholders. In addition, on February 21, 2024, we entered into an amendment to our loan agreement while we evaluate our debt restructuring and financing options. This amendment extends our option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period January 1, 2024 through February 29, 2024, see Note 20 “Subsequent Events” to our consolidated financial statements in this Annual Report on Form 10-K. We have paid 9% of our interest in-kind that was due on February 1, 2024 and expect to pay 9% of our interest in-kind that is payable on March 1, 2024. We believe our relationship with SLR is good. Since these restructuring and financing options are not considered probable under current accounting standards, they are not considered in the evaluation of available resources. There is inherent uncertainty associated with fundraising activity and it is not in our complete control. If we are unable to restructure our debt and/or obtain additional financing we would be required to curtail operations significantly, including reducing our operating expenses which, in turn, would negatively impact our sales, or even cease operations. Any debt restructuring or additional financing that we raise may contain terms that are not favorable to us or our stockholders and could result in additional dilution. As a result, substantial doubt exists about our ability to continue as a going concern within one year after the date that this Annual Report on Form 10-K is filed. See Note 1 “Description of Business” to our consolidated financial statements in this Annual Report on Form 10-K.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,272)	$(80,157)
Investing activities	(2,994)	(11,610)
Financing activities	21,038	51,324
Effect of exchange rate on cash, cash equivalents and restricted cash	215	(34)
Net decrease in cash, cash equivalents and restricted cash	$(6,013)	$(40,477)

Operating Activities

The net cash used in operating activities was $24.3 million in 2023 and consisted primarily of a net loss of $58.2 million, partially offset by $28.6 million in non-cash charges and a decrease of $5.3 million in net operating assets. Non-cash charges consisted primarily of stock-based compensation expense, interest paid in-kind, depreciation and amortization expense, non-cash lease expense, and impairment of long-lived assets.

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

Investing Activities

Net cash used in investing activities for 2023 and 2022 consisted of purchases of property and equipment of $3.0 million and $11.6 million, respectively.

Financing Activities

Net cash provided by financing activities was $21.0 million in 2023 and consisted primarily of net proceeds from the issuance of securities in the February 2023 private placement of $20.9 million and purchases under our employee stock purchase plan of $0.1 million.

Net cash provided by financing activities was $51.3 million in 2022 and consisted primarily of net proceeds under our credit facilities of $52.5 million, net proceeds under our former at-the-market offering program of $1.1 million, purchases under our employee stock purchase plan of $0.2 million and proceeds received from the exercise of stock options of $0.1 million, partially offset by payments of debt issuance costs of $1.6 million, debt extinguishment costs of $0.8 million, and contingent consideration payments of $0.1 million.

Credit Facilities

On February 18, 2022 (the “Effective Date”), we entered into the SLR Loan Agreement with SLR Investment Corp. (“SLR”) which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to us on the Effective Date. In connection with this funding, we granted SLR warrants to purchase 13,421 shares of our common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to us upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under our prior loan agreement with Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”), as described below.

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

On April 17, 2023, we entered into an Amendment No. 5 to the SLR Loan Agreement (the “Fifth Amendment,” together with the Fourth Amended SLR Loan Agreement, the “Fifth Amended SLR Loan Agreement”) with SLR to exclude our Singapore subsidiary operating account from the requirement of a control agreement in favor of SLR, provided the account balance is the lower of (i) $250,000 or (ii) the amount required to fund expenditures therefrom within the next ten business days. The Fifth Amendment also contains other customary provisions, such as expense reimbursement.

Pursuant to the Fifth Amended SLR Loan Agreement, advances under the Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At December 31, 2023, the interest rate was 14.75%. We paid interest in-kind totaling $9.3 million during the year ended December 31, 2023. The outstanding balance of the Fifth Amended SLR Loan Agreement was $109.3 million at December 31, 2023. The Fifth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fifth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that we have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fifth Amended SLR Loan Agreement. The Fifth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fifth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, we will be required to make a payment of 7.45% of the aggregate principal amount of the Fifth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fifth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fifth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fifth Amended SLR Loan Agreement. In connection with the Fifth Amended SLR Loan Agreement, we have incurred direct financing costs related to fees and non-cash consideration paid to SLR, and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of December 31, 2023. The Fifth Amended SLR Loan Agreement is secured by a lien on substantially all of our assets, including intellectual property.

The Fifth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fifth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of December 31, 2023, we were in compliance with all financial covenants under the Fifth Amended SLR Loan Agreement.

The events of default under the Fifth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Fifth Amended SLR Loan Agreement or any other loan documents, (2) our breach or default in the performance of any covenant under the Fifth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fifth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fifth Amended SLR Loan Agreement. We determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of December 31, 2023. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period.

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

Contractual Obligations

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. Information regarding our obligations debt, lease and purchase arrangements are provided in the Notes 9 and 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

Critical Accounting Policies and Practices

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting policies that we believe affect our more significant judgements and estimates used in the preparation of our consolidated financial statements presented in this Annual Report on Form 10-K are described in the Notes to our consolidated financial statements. We determined there were no critical accounting estimates included in our consolidated financial statements that involve a significant level of uncertainty as of December 31, 2023.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

In this Annual Report on Form 10-K, we use certain non-GAAP financial measures, including non-GAAP net revenue excluding Vapotherm Access and the growth of non-GAAP net revenue excluding Vapotherm Access. These non-GAAP financial measures are presented to provide investors additional information to facilitate the comparison of our past and present operations. We believe these non-GAAP financial measures provide useful information to investors because they are used to evaluate our performance on a comparable year-over-year basis. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of other companies using the same or similar names limiting, to some extent, the usefulness of such measures for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. These measures should only be used to evaluate our financial results in conjunction with the corresponding GAAP measures. Accordingly, we qualify our use of non-GAAP financial information in a statement when non-GAAP financial information is presented.

The following table contains a reconciliation of net revenue to non-GAAP net revenue excluding Vapotherm Access for the years ended December 31, 2023 and 2022, and the growth of such net revenue and non-GAAP net revenue excluding Vapotherm Access over the prior year period. Non-GAAP net revenue excluding Vapotherm Access and the growth of non-GAAP net revenue excluding Vapotherm Access are non-GAAP financial measures we use as supplemental measures in evaluating revenue performance. We completed our exit from our Vapotherm Access call center business in October 2022 and we believe the measures are relevant and useful to investors in understanding the change in our revenues on a comparable basis over the prior year period. We define non-GAAP net revenue excluding Vapotherm Access as net revenue less net revenue of the Vapotherm Access call center business.

	Year Ended December 31,		Change
	2023	2022	$	%
(Unaudited)	(in thousands, except percentages)
GAAP net revenue	$68,669	$66,801	$1,868	2.8%
Vapotherm Access net revenue	-	(2,758)	2,758	(100.0)%
Non-GAAP net revenue excluding Vapotherm Access	$68,669	$64,043	$4,626	7.2%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Fifth Amended SLR Loan Agreement and interest rates associated with our invested cash balances. Borrowings under our Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one month Secured Overnight Financing Rate (the “SOFR Rate”), plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At December 31, 2023, the interest rate was 14.75%. As of December 31, 2023, borrowings under our Fifth Amended SLR Loan Agreement totaled $109.3 million. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.1 million impact on our interest expense on an annual basis.

On December 31, 2023, we had cash invested in money market deposits of $0.1 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances are exposed to credit loss for the amounts that exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar, the British pound sterling and the Mexican peso, and to a lesser extent, the euro and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and the Mexican peso and to a lesser extent, the euro and the Singapore dollar. Revenue denominated in currencies other than the U.S. dollar represented approximately 8.4% and 7.3% of consolidated net revenue for the years ended December 31, 2023 and 2022, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 8.3% and 5.5% of our total assets at December 31, 2023 and 2022, respectively. There were no material assets denominated in the Mexican peso at December 31, 2023 or 2022. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the year ended December 31, 2023, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue into 2024. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on this assessment, our senior management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

As a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm, Grant Thornton LLP, is not required to and did not issue an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Execution of Amendment No. 6 to Loan and Security Agreement

On February 21, 2024, Vapotherm, Inc. entered into an Amendment No. 6 to Loan and Security Agreement with SLR Investment Corp., as Collateral Agent, and the lenders party thereto (the “Sixth Amendment”) while the Company evaluates its debt restructuring and financing options. The Sixth Amendment extends the Company’s option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period January 1, 2024 through February 29, 2024, subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to the lenders equal to 9% of the PIK Interest. The Sixth Amendment also contains other customary provisions, such as expense reimbursement. The foregoing summary of the Sixth Amendment, which includes other customary terms, conditions and restrictions, does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Sixth Amendment, which is filed as Exhibit 10.13 to this report and incorporated herein by reference.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of SEC Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business – Information about our Executive Officers,” the information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

During the fourth quarter of 2023, we did not make any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors, as described in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

3.1

Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 20, 2018 (File No. 001-38740) and incorporated herein by reference)

3.2

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2020 (File No. 001-38740) and incorporated herein by reference)

3.3

Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 17, 2023 (File No. 001-38740) and incorporated herein by reference)

3.4

Second Amended and Restated Bylaws of Vapotherm, Inc. (Effective February 8, 2023) (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 14, 2023 (File No. 001-38740) and incorporated herein by reference)

4.1

Form of Certificate of Common Stock of Vapotherm, Inc. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

4.2

Tenth Amended and Restated Registration Rights Agreement, dated September 27, 2018, among Vapotherm, Inc. and the Investors party thereto (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.3

Form of Warrant to Purchase Series B Preferred Stock, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.4

Warrant to Purchase Series C Preferred Stock, dated July 28, 2015, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.5

Form of Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2022, issued by Vapotherm, Inc. in Connection with Credit Facility (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 22, 2022 (File No. 001-38740) and incorporated herein by reference)

4.6

Form of Pre-Funded Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

4.7

Form of Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

4.8

Form of Warrant to Purchase Common Stock of Vapotherm, Inc. issued by Vapotherm, Inc. to SLR Investment Corp. as Payment in Kind Interest under Loan and Security Agreement (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (File No. 001-38740) and incorporated herein by reference)

4.9*	Description of Securities of Vapotherm, Inc.

10.1

Lease, dated September 30, 2016, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.2

First Amendment to Lease, dated September 11, 2017, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.3

Second Amendment to Lease, dated June 6, 2018, between Vapotherm, Inc. and 100 Domain Drive EI, LLC (previously filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.4

Third Amendment to Lease, dated July 26, 2018, between 100 Domain Drive EI, LLC and Vapotherm, Inc. (previously filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.5

Fourth Amendment to Lease Agreement, dated August 23, 2020, between 100 Domain Drive EI, LLC, as administrator of the tenancy in common with 100 Domain Drive DD and Vapotherm, Inc. (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.6

Lease Agreement, dated June 17, 2022, by and among Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. and Baja Fur, S.A. de C.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.7

Loan and Security Agreement, dated as of February 18, 2022, among SLR Investment Corp., as Collateral Agent, and the Lenders Thereto, Vapotherm, Inc., as Borrower, and HGE Health Care Solutions, LLC, Vapotherm Access Care Management Network, LLC, and Vapotherm Access Management Services, LLC, as Guarantor (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.8

Amendment No. 1 to Loan and Security Agreement dated as of August 1, 2022 among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-38740) and incorporated herein by reference)

10.9

Amendment No. 2 to Loan and Security Agreement, dated as of September 30, 2022, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2022 (File No. 001-38740) and incorporated herein by reference)

10.10

Amendment No. 3 to Loan and Security Agreement, dated as of November 22, 2022, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2022 (File No. 001-38740) and incorporated herein by reference)

10.11

Amendment No. 4 to Loan and Security Agreement, dated as of February 10, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023 (File No. 001-38740) and incorporated herein by reference)

10.12

Amendment No. 5 to Loan and Security Agreement, dated as of April 17, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 001-38740) and incorporated herein by reference)

10.13*	Amendment No. 6 to Loan and Security Agreement, dated as of February 21, 2024, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto

10.14***

Manufacturing Services Agreement, effective as of May 25, 2022, by and between TACNA Services, Inc. and Vapotherm, Inc. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2022 (File No. 001-38740) and incorporated herein by reference)

10.15

Absolute Unconditional Corporate Guaranty Agreement, dated June 24, 2022, by Vapotherm, Inc. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.16 †

Vapotherm, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.17 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2005 Stock Incentive Plan (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.18 †

Vapotherm, Inc. Amended and Restated 2015 Stock Incentive Plan, as amended (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.19 †

Vapotherm, Inc. 2015 Stock Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.26 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.20 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2015 Stock Incentive Plan (previously filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.21 †

Vapotherm, Inc. 2018 Employee Stock Purchase Plan (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.22 †

Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.23 †

Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan (previously filed as Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-38740) and incorporated herein by reference)

10.24 †

Amended and Restated Vapotherm, Inc. 2018 Equity Incentive Plan French Qualifying Subplan, dated August 31, 2020 (previously filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.25 †

Form of Non-Statutory Employee Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.20 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.26†

Form of Non-Statutory Non-Employee Director Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.21 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.27 †

Form of Incentive Stock Option Agreement pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.22 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.28 †

Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.29 †

Form of Restricted Stock Unit Agreement for Employees who are Executive Officers pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.30 †

Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Vapotherm, Inc. 2018 Equity Incentive Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.31 †

Form of Performance Stock Unit Agreement for Executive Officers pursuant to the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K as filed on January 4, 2022 (File No. 001-38740) and incorporated herein by reference)

10.32 †

Vapotherm, Inc. 2018 Cash Incentive Plan (previously filed as Exhibit 10.19 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.33 †

Form of Indemnification Agreement between Vapotherm, Inc. and each Director and Officer (previously filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.34 †

Amended and Restated Employment Agreement, dated October 17, 2018, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.35 †

Form of Confidentiality, Non-Compete and Assignment of Inventions Agreement between Vapotherm, Inc. and each Officer (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.36 †

Letter Agreement, dated October 17, 2018, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.37 †

Indefinite Term Employment Contract, dated March 14, 2016, by and between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (File No. 001-38740) and incorporated herein by reference)

10.38 †

First Amendment, dated September 15, 2020, to Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.39 †

Transactional Memorandum of Understanding dated September 26, 2023 between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (File No. 001-38740) and incorporated herein by reference)

10.40 †

Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.41 †

Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.42 †

Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.43 †

Separation Pay Agreement, dated as of March 24, 2022 between Vapotherm, Inc. and Brian Lawrence (previously filed as Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31,

2022 (File No. 001-38740) and incorporated herein by reference)

10.44 †

Offer Letter Agreement, dated November 15, 2021, between Vapotherm, Inc. and Brian Lawrence (previously filed as Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-38740) and incorporated herein by reference)

10.45

Open Market Sale Agreement, dated December 20, 2019, between Vapotherm, Inc. and Jefferies LLC (previously filed as Exhibit 1.2 to the Registration Statement on Form S-3 filed on December 20, 2019 (File No. 333-235657 and incorporated herein by reference)

10.46

Securities Purchase Agreement, dated as of February 7, 2023, among Vapotherm, Inc. and each Purchaser party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

21.1*	Subsidiaries of Vapotherm, Inc.

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1* †	Vapotherm, Inc. Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VAPOTHERM, INC.

Date: February 22, 2024	By:	/s/ Joseph Army
	Name:	Joseph Army
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Army	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Joseph Army

/s/ John Landry	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
John Landry

/s/ Dorota McKay	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Dorota McKay

/s/ Anthony Arnerich	Director	February 22, 2024
Anthony Arnerich

/s/ Lance Berry	Director	February 22, 2024
Lance Berry

/s/ Lori Knowles	Director	February 22, 2024
Lori Knowles

/s/ James Liken	Director	February 22, 2024
James Liken

/s/ Mary Beth Moynihan	Director	February 22, 2024
Mary Beth Moynihan

/s/ Donald Spence	Director	February 22, 2024
Donald Spence

/s/ Elizabeth Weatherman	Director	February 22, 2024
Elizabeth Weatherman

VAPOTHERM, INC.

at

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Vapotherm, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Vapotherm, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $58.2 million and generated a cash flow deficit from operations of $24.3 million during the year ended December 31, 2023, and as of that date, the Company had stockholders’ deficit of $55.3 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

February 22, 2024

VAPOTHERM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$9,725	$15,738
Accounts receivable, net of expected credit losses of $160 and $227, respectively	10,672	9,102
Inventories	22,968	32,980
Prepaid expenses and other current assets	3,058	2,081
Total current assets	46,423	59,901
Property and equipment, net	23,703	26,636
Operating lease right-of-use assets	3,372	5,805
Restricted cash	1,109	1,109
Goodwill	565	536
Deferred income tax assets	57	96
Other long-term assets	2,388	2,112
Total assets	$77,617	$96,195
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,053	$2,739
Contract liabilities	1,237	1,216
Accrued expenses and other current liabilities	12,805	15,609
Total current liabilities	19,095	19,564
Long-term loans payable, net	107,059	96,994
Other long-term liabilities	6,797	7,827
Total liabilities	132,951	124,385
Commitments and contingencies (Note 10)
Stockholders’ deficit
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock ($0.001 par value) 21,875,000 shares authorized as of December 31, 2023 and 2022, 6,165,806 and 3,564,505 shares issued and outstanding as of December 31, 2023 and 2022, respectively (1)	6	4
Additional paid-in capital	492,764	461,965
Accumulated other comprehensive income (loss)	91	(157)
Accumulated deficit	(548,195)	(490,002)
Total stockholders’ deficit	(55,334)	(28,190)
Total liabilities and stockholders’ deficit	$77,617	$96,195

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

Vapotherm, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net revenue	$68,669	$66,801
Cost of revenue	40,386	49,558
Gross profit	28,283	17,243
Operating expenses
Research and development	14,213	20,802
Sales and marketing	32,552	46,091
General and administrative	19,260	27,796
Impairment of goodwill	-	14,701
Impairment of long-lived and intangible assets	1,187	7,676
Loss on disposal of property and equipment	151	568
Total operating expenses	67,363	117,634
Loss from operations	(39,080)	(100,391)
Other (expense) income
Interest expense	(18,733)	(11,643)
Interest income	78	139
Foreign currency loss	(332)	(239)
Loss on extinguishment of debt	-	(1,114)
Net loss before income taxes	$(58,067)	$(113,248)
Provision for income taxes	126	11
Net loss	$(58,193)	$(113,259)
Other comprehensive income (loss):
Foreign currency translation adjustments	248	(183)
Total other comprehensive income (loss)	$248	$(183)
Total comprehensive loss	$(57,945)	$(113,442)
Net loss per share - basic and diluted	$(9.64)	$(33.89)
Weighted-average number of shares used in calculating net loss per share, basic and diluted (1)	6,037,468	3,341,617

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

			Additional	Accumulated Other		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2021	3,265,782	$3	$443,381	$26	$(376,743)	$66,667
Issuance of common stock in connection with at-the-market offering, net	217,689	1	1,063	-	-	1,064
Issuance of common stock upon exercise of options	2,949	-	65	-	-	65
Issuance of common stock for restricted stock units and awards	16,417	-	12	-	-	12
Issuance of common stock under the Employee Stock Purchase Plan	13,414	-	228	-	-	228
Issuance of common stock for services	2,233	-	360	-	-	360
Issuance of common stock to satisfy contingent consideration	46,021	-	5,630	-	-	5,630
Issuance and modification of common stock warrants	-	-	1,201	-	-	1,201
Stock-based compensation expense	-	-	10,025	-	-	10,025
Foreign currency translation adjustments	-	-	-	(183)	-	(183)
Net loss	-	-	-	-	(113,259)	(113,259)
Balance at December 31, 2022	3,564,505	$4	$461,965	$(157)	$(490,002)	$(28,190)
Issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net	2,187,781	2	20,941	-	-	20,943
Issuance of common stock upon exercise of warrants	324,015	-	2	-	-	2
Issuance of common stock upon exercise of options	28	-	-	-	-	-
Issuance of common stock under the Employee Stock Purchase Plan	42,809	-	93	-	-	93
Issuance of common stock upon settlement of restricted stock units	34,599	-	-	-	-	-
Issuance of common stock for services	12,190	-	232	-	-	232
Issuance of common stock warrants	-	-	152	-	-	152
Retirement of common shares upon reverse stock split	(121)	-	-	-	-
Stock-based compensation expense	-	-	9,379	-	-	9,379
Foreign currency translation adjustments	-	-	-	248	-	248
Net loss	-	-	-	-	(58,193)	(58,193)
Balance at December 31, 2023	6,165,806	$6	$492,764	$91	$(548,195)	$(55,334)

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(58,193)	$(113,259)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,611	10,385
Depreciation and amortization	4,977	5,180
Provision for credit losses	(18)	224
Provision for inventory valuation	744	3,083
Non-cash lease expense	937	2,127
Change in fair value of contingent consideration	-	(3,351)
Impairment of goodwill	-	14,701
Impairment of long-lived and intangible assets	1,187	7,676
Loss on disposal of property and equipment	151	568
Placed unit reserve	758	646
Interest paid in-kind	9,488	-
Amortization of discount on debt	736	686
Loss from deconsolidation	-	35
Deferred income taxes	38	11
Loss on extinguishment of debt	-	1,114
Changes in operating assets and liabilities:
Accounts receivable	(1,511)	1,162
Inventories	9,361	449
Prepaid expenses and other assets	(913)	(1,771)
Accounts payable	2,454	(3,347)
Contract liabilities	21	(844)
Accrued expenses and other liabilities	(1,850)	(3,285)
Operating lease liabilities, current and long-term	(2,250)	(2,347)
Net cash used in operating activities	(24,272)	(80,157)
Cash flows from investing activities
Purchases of property and equipment	(2,994)	(11,610)
Net cash used in investing activities	(2,994)	(11,610)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net of issuance costs	20,943	-
Proceeds from loans, net of discount	-	99,094
Repayment of loans	-	(40,000)
Payments of debt extinguishment costs	-	(817)
Payment of debt issuance costs	-	(1,567)
Repayments on revolving loan facility	-	(6,608)
Payment of contingent consideration	-	(135)
Proceeds from issuance of common stock in connection with at-the-market offerings, net	-	1,064
Proceeds from exercise of warrants	2	-
Proceeds from issuance of common stock under Employee Stock Purchase Plan	93	228
Proceeds from exercise of stock options	-	65
Net cash provided by financing activities	21,038	51,324
Effect of exchange rate changes on cash, cash equivalents and restricted cash	215	(34)
Net decrease in cash, cash equivalents and restricted cash	(6,013)	(40,477)
Cash, cash equivalents and restricted cash
Beginning of period	16,847	57,324
End of period	$10,834	$16,847
Supplemental disclosures of cash flow information
Interest paid during the period	$5,857	$8,834
Property and equipment purchases in accounts payable and accrued expenses	$809	$702
Issuance of common stock to satisfy contingent consideration	$-	$5,630
Issuance of common stock warrants in conjunction with long term debt	$152	$1,201
Issuance of common stock for services	$232	$360
Issuance of common stock upon vesting of restricted stock units	$-	$12

The accompanying notes are an integral part of these consolidated financial statements.

VAPOTHERM, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts)

1.
Description of Business

Vapotherm, Inc. (the “Company”) is a global medical technology company primarily focused on the care of patients of all ages suffering from respiratory distress, whether associated with complex lung diseases such as chronic obstructive pulmonary disease (“COPD”), congestive heart failure, pneumonia, asthma and COVID-19 or other systemic conditions. The Company’s mission is to improve the lives of patients suffering from complex lung disease and other forms of respiratory distress while reducing the cost of their care through integrated device and digital solutions. The Company’s device solutions are focused on High Velocity Nasal Insufflation (“HVNI”, or “High Velocity Therapy”), which delivers non-invasive ventilatory support to patients by providing heated, humidified, oxygenated air at high velocities through a small-bore nasal interface, and on closed loop control systems such as the Oxygen Assist Module (“OAM”), designed to automatically maintain a patient’s pulse oxygen saturation (“SpO2”) levels within a specified range for a defined period of time. The Company’s digital solutions are focused on remote patient monitoring, using proprietary algorithms to predict impending respiratory episodes before they occur and coordinate timely intervention, obviating the need for costly hospital admissions and minimizing patient distress. Although the Company exited the Vapotherm Access call center business, the underlying technology is being incorporated in the Company’s home based device it has been actively developing at its Technology Center in Singapore. While these device and digital solutions function independently, the Company believes leveraging the two together can create a unique healthcare ecosystem, focused on delivering high quality, efficient respiratory care in a variety of settings.

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

The Company sells its High Velocity Therapy systems to hospitals through a direct sales organization in the United States and select international markets and through distributors in other select international markets. In late 2020, the Company launched its OAM in select international markets, which can be used with most versions of the Company’s Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates. In neonates, these risks include visual or developmental impairment or death. The OAM is sold through a direct sales organization in select international markets and through distributors in select international markets. The Company is no longer seeking FDA approval to market the Precision Flow version of the OAM in the United States, but will instead focus future efforts on the HVT 2.0 version of the OAM for the United States market. In addition, the Company employs field-based clinical managers who focus on medical education and training in the effective use of its products and help facilitate increased adoption and utilization. The Company focuses on physicians, respiratory therapists and nurses who work in acute hospital settings, including emergency departments and adult, pediatric and neonatal intensive care units. The Company’s relationship with these clinicians is particularly important, as it enables the Company’s products to follow patients through the care continuum.

In the fourth quarter of 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company completed its exit of the Vapotherm Access call center business, which included Vapotherm Access, formerly “HGE Healthcare Solutions, LLC” or “HGE,” and Pulmonary Care Innovations, PLLC d/b/a RespirCare (“RespirCare”). Effective October 31, 2022, the Company terminated its master service agreement with RespirCare, which resulted in the deconsolidation of RespirCare from the Company’s consolidated financial statements (see Note 11).

Going Concern

The Company has evaluated whether or not its cash, cash equivalents and restricted cash on hand and working capital would be sufficient to sustain forecasted operating activities through February 22, 2025 (“evaluation period”), as required by Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. As of December 31, 2023, the Company had cash, cash equivalents and restricted cash of $10.8 million, working capital of $27.3 million and outstanding debt under the Company’s Loan and Security Agreement (the “SLR Loan Agreement”) with the lenders party thereto (each a “lender” and collectively, “SLR” or the “Lenders”) of $109.3 million. The Company had an accumulated deficit of $548.2 million as of December 31, 2023 and incurred a net loss of $58.2 million and generated a cash flow deficit from operations of $24.3 million, both for the year ended December 31, 2023.

Based on its recurring losses and current financial forecasts, the Company believes its existing cash resources and borrowing capacity under its loan agreement, anticipated cash receipts from sales of its products and monetization of its existing inventory balances will not be sufficient to meet its anticipated cash requirements during the evaluation period, which raises substantial doubt about the Company’s ability to continue as a going concern. To ensure adequate liquidity, the Company is in discussions with SLR about restructuring its debt and evaluating various external financing options, although no assurance can be provided that the Company will be successful in restructuring its debt or securing additional sources of funds to support its operations, or if such funds are available to the Company, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to the Company. This is particularly true if economic and market conditions deteriorate or if the Company’s business deteriorates. Any such transaction or restructuring could be dilutive to existing stockholders. In addition, on February 21, 2024, the Company entered into an Amendment No. 6 (the “Sixth Amendment”) to the SLR Loan Agreement while the Company evaluates its debt restructuring and financing options. This amendment extends the Company’s option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period January 1, 2024 through February 29, 2024 (see Note 20). The Company has paid 9% of its interest in-kind that was due on February 1, 2024 and expects to pay 9% of its interest in-kind that is payable on March 1, 2024. The Company believes its relationship with SLR is good. Since these restructuring and financing options are not considered probable under current accounting standards, they are not considered in the evaluation of available resources. There is inherent uncertainty associated with fundraising activity and it is not in the Company’s complete control. If the Company is unable to restructure its debt and/or obtain additional financing, it would be required to curtail operations significantly, including reducing its operating expenses which, in turn would, negatively impact the Company’s sales, or even cease operations. Any debt restructuring or additional financing that the Company raises may contain terms that are not favorable to the Company or its stockholders and could result in additional dilution. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within the evaluation period.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties described above. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements include the accounts of the Company, which includes its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. As of October 31, 2022, RespirCare was deconsolidated from these consolidated financial statements (see Note 11).

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As of December 31, 2023 and 2022, the Company globally manages the business within one reporting segment, Vapotherm, Inc., and two reporting units, Vapotherm, and Vapotherm UK Ltd. (“Vapotherm UK”). During the third quarter of 2022, the Company made a strategic decision to cease future commercial investment in the Vapotherm Access call center reporting unit. As a result, the Vapotherm Access segment was merged into the Vapotherm reporting unit as of December 31, 2022. Segment information is consistent with how the chief operating decision maker reviews the business, makes investing and resource allocation decisions and assesses operating performance.

As of December 31, 2023, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $14.5 million, including $8.9 million located in Mexico, at December 31, 2023. Long-term assets located outside the United States totaled $14.9 million, including $9.9 million located in Mexico, at December 31, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates relied upon in preparing these consolidated financial statements include calculation of stock-based compensation, valuation of warrants, realizability of inventories, allowance for credit losses, accrued expenses, the valuation allowances against deferred income tax assets, and assessments of impairment with respect to long-lived and intangible assets, including goodwill. Actual results may differ from these estimates.

Financial Instruments and Concentrations of Credit Risk

As of December 31, 2023 and 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At December 31, 2023 and 2022, deposits exceed the amount of any insurance provided and are exposed to credit loss.

The Company extends credit to customers in the normal course of business but typically does not require collateral or any other security to support amounts due. Management performs ongoing credit evaluations of its customers. The Company recognizes an allowance for credit losses equal to its current estimate of all contractual cash flows that the Company does not expect to collect. The Company’s estimate considers relevant information about past events, current conditions, and reasonable and supportable forecasts. Provisions for the allowance for credit losses are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Supplier Risk

The Company obtains some of the components and subassemblies included in its High Velocity Therapy systems and its OAM from single source suppliers. The partial or complete loss of one or more of these suppliers could cause significant production delays, an inability to meet customer demand and a substantial loss in revenue.

Foreign Currency and Foreign Operations

The functional currency of the Company is the currency of the primary economic environment in which the entity operates, which is the U.S. dollar. For the Company’s non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of its foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash related to certificates of deposits and collateral in relation to lease agreements. As of December 31, 2023, $1.9 million of the Company’s $10.8 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2022, $1.0 million of the Company’s $16.8 million of cash, cash equivalents and restricted cash balance was located outside of the United States. The Company’s cash, cash equivalents and restricted cash balances are primarily held by Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) and Bank of America, N.A.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$9,725	$15,738
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$10,834	$16,847

Inventories

Inventories consist of finished goods and component parts and are valued at the lower of cost or net realizable value, determined by the first-in, first-out (“FIFO”) method. On a quarterly basis, the Company evaluates the carrying costs of raw materials, finished goods and component part items. To the extent that such costs exceed future demand estimates, exhibit historical turnover at rates less than current inventory levels, or exceed estimated selling prices less costs to sell, the Company reduces the carrying value of inventories to its net realizable value. The Company only capitalizes pre-launch inventories when purchased for commercial sale and it deems regulatory approval to be probable.

Offering Costs

The Company incurs offering costs consisting of legal, accounting, placement agent fees and other costs directly attributable to the Company’s offerings of equity securities and defers such costs until the closing of the offerings. Upon closing of the offerings, such costs are netted against the proceeds received. Offering costs totaled $2.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized over the estimated useful lives of the related assets on a straight-line basis, except for tooling for which depreciation is recognized utilizing the units-of-production method. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of the improvements and is included in depreciation expense. Demonstration equipment represents internally manufactured capital equipment that is used at trade shows and at customer locations to demonstrate the Precision Flow system. Depreciation expense on demonstration equipment is recorded in sales and marketing expenses in the consolidated statements of comprehensive loss. Placement and evaluation systems represent capital equipment placed at customer locations under placement or evaluation agreements for which depreciation expense is included in cost of revenue in the accompanying consolidated statements of comprehensive loss.

When impairment indicators are present, the Company evaluates the recoverability of its long-lived assets. If the assessment indicates an impairment, the affected assets are written down to fair value (see Note 11).

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

Intangible Assets

Intangible assets are related to customer relationships, developed technology, customer agreements, trademarks and trade names and are amortized on a straight-line basis over their useful lives. Amortization is recorded within sales and marketing expenses in the consolidated statements of comprehensive loss for customer-related intangible assets while amortization of other intangible assets is included within general and administrative expenses in the consolidated statements of comprehensive loss. Intangible assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired (see Note 7). The Company’s intangible assets had no remaining book value as of December 31, 2023 or 2022.

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

The Company compares the fair value of its reporting units to their carrying values. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of the reporting unit, the Company would record an impairment loss equal to the difference (see Note 7).

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

When impairment indicators are present, the Company evaluates the recoverability of its right-of-use assets. If the assessment indicates an impairment, the affected assets are written down to fair value (see Note 11).

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the consolidated balance sheets. A roll-forward of the Company’s warranty liability is as follows:

Balance at December 31, 2021	$330
Provisions for warranty obligations	234
Settlements	(283)
Balance at December 31, 2022	281
Provisions for warranty obligations	192
Settlements	(170)
Balance at December 31, 2023	$303

Deferred Financing Costs

Direct financing costs are deferred and amortized as a component of interest expense, over the term of the related debt. The balance of unamortized deferred financing costs related to Company’s term loan is presented as a reduction of the related borrowing arrangement liability and totaled $2.3 million and $3.0 million at December 31, 2023 and 2022, respectively. Amortization of deferred financing costs was $0.7 million for each of the years ended December 31, 2023 and 2022.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of products, leases and services. Product revenue consists of capital equipment and single-use disposables that are shipped and billed to customers both domestically and internationally. The Company’s main capital equipment products are the High Velocity Therapy systems. The Company’s main disposable products are single-use disposables and nasal interfaces, or cannulas, and adaptors. Lease revenue consists of two components which include capital equipment that the Company leases to its customers and, in certain situations, an allocation from disposable revenue to other lease revenue upon the sale of disposable products in bundled arrangements involving the placement of the High Velocity Therapy capital units for use by the customer at no upfront charge in connection with the customer’s ongoing purchase of disposable products. Service revenue consists of fees associated with routine service of capital units and the sale of extended service contracts and preventative maintenance plans, which are purchased by a small portion of the Company’s customer base. In addition, the Company sells small quantities of component parts in the United States, United Kingdom, and to third-party international service centers who provide service on the High Velocity Therapy capital units outside of the United States and United Kingdom. Freight revenue is based upon actual freight costs plus a percentage markup of such costs associated with the shipment of products domestically, and to a lesser extent, internationally, and is included in service revenue. Rebates and fees consist of contractually obligated administrative fees and percentage-of-sales rebates paid to Group Purchasing Organizations (“GPOs”), Integrated Delivery Networks (“IDNs”) and distributor partners and are accounted for as a reduction to the corresponding revenue category. During the year ended December 31, 2022, service revenue also included $2.8 million of fees from the standalone remote patient monitoring services sold through Vapotherm Access.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the year ended December 31, 2023 or 2022.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842 and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying consolidated balance sheets; these amounts totaled $0.1 million and less than $0.1 million at December 31, 2023 and 2022, respectively. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in cost of revenue. Shipping and handling activities are accounted for as activities to fulfill a contract and are accrued when the customer obtains control of the Company’s product. The total costs of shipping and handling was $1.1 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

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

Research and Development Costs

Research and development costs are expensed when incurred and are related primarily to product design, prototype development and testing, the investigation of possible follow-on product enhancements and new product releases, and investigation of complementary technologies potentially available to enhance the Company’s offerings in the marketplace. The Company has a grant agreement with the Singaporean government and receives reimbursements for qualified expenses. The grant reimbursements are recognized as a reduction in research and development expenses in the period in which the expenses are incurred. There was no receivable balance related to the grant agreement as of December 31, 2023 or 2022

Stock-Based Compensation

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

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock. For purpose of this calculation, outstanding options, unvested restricted stock units, unvested performance stock units, unissued employee stock purchase plan shares, and warrants are considered potential dilutive shares of common stock.

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

In recent years, the Organization for Economic Co-operation and Development (“OECD”) and member countries have been focused on taxation issues relating to multi-national companies. In October 2021, more than 130 countries agreed to implement Pillar 2, a plan introduced by the OECD providing for a global minimum tax rate of 15% (calculated on a country-by-country basis) for those companies having consolidated revenue of at least €750 million; with any shortfall of the 15% minimum tax resulting in a related tax assessment (“Top-Up Tax”). The implementation of the Pillar 2 global minimum tax rules is intended to apply for tax years beginning in 2024. The main purpose of such rules is to minimize tax base erosion and profit shifting from higher tax jurisdictions to lower tax jurisdictions by multi-national companies. On February 2, 2023, the OECD issued various administrative guidance including transitional safe harbor rules available in conjunction with the implementation of the Pillar 2 global minimum tax. Based upon the current OECD rules and administrative guidance, the Company does not anticipate being subject to material Top-Up Taxes as various tax jurisdictions begin enacting such legislation. The Company is continuing to monitor the potential impact of the Pillar 2 proposals and developments on its consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules.

Recently Adopted Accounting Pronouncements

Credit Losses (Topic 326):

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Subsequent to the issuance of ASU 2016-13, the FASB clarified the guidance through several accounting standards updates (“ASUs”). The collective new guidance (ASC 326) generally requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used and establishes additional disclosures related to credit risks. The Company adopted this guidance using the modified retrospective method in the first quarter of fiscal year 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

Improvements to Reportable Segment disclosures (Topic 280):

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and segment-related data. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

Improvements to Income Tax Disclosure (Topic 740):

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740) - Improvements to Income Tax Disclosures which requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

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

As of December 31, 2023 and 2022, the Company had two items, cash equivalents and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately $0.1 million and $3.7 million at December 31, 2023 and 2022, respectively, and are valued based on Level 1 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement (see Note 9). Its fair value is deemed to be immaterial at December 31, 2023 and 2022 and it is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the year ended December 31, 2023 or 2022.

The Company’s contingent consideration, which had no remaining value at December 31, 2023 or 2022, relates to the 2020 acquisition of HGE and is valued based on Level 3 of the fair value hierarchy.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement:

Balance at December 31, 2021	$9,116
Change in fair value of contingent consideration	(3,351)
Payments	(5,765)
Balance at December 31, 2022	$-

The change in fair value of contingent consideration was a reduction of $3.4 million for the year ended December 31, 2022, and is included in general and administrative expenses in the accompanying consolidated statement of comprehensive loss. The reduction in fair value of contingent consideration during the year ended December 31, 2022 was a result of a decrease in forecasted future revenues of Vapotherm Access and the Company’s decision to cease future commercial investments and to wind down current commercial operations of Vapotherm Access.

Payments of contingent consideration included $0.1 million paid in cash and $5.6 million paid through the issuance of 46,021 shares of the Company’s common stock during the year ended December 31, 2022. There were no payments of contingent consideration during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company granted SLR warrants to purchase 213,791 shares of common stock (the “PIK Warrants”) with an estimated aggregate grant date fair value of $0.2 million. The issuance of the PIK Warrants were made pursuant to amendments to the Company’s financing arrangement (see Note 9). These equity-classified PIK Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

During the first quarter of 2022, the Company granted its lender warrants to purchase 13,421 shares of common stock with an estimated grant date fair value of $1.2 million. These warrants were modified during the third quarter of 2022 to amend the exercise price from $111.76 per share to $13.04 per share and during the fourth quarter of 2022 to amend the exercise price from $13.04 per share to $3.84 per share. The modifications of these warrants resulted in incremental increases in the fair value of these warrants in each case of less than $0.1 million, which the Company recorded as an addition to the debt discount for non-cash consideration paid to the lender. The issuance and modifications of these warrants were made in connection with the Company’s financing arrangement (see Note 9). These equity-classified warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The fair value of the warrants are estimated on the date of grant and modification dates using the Black-Scholes pricing model with the following range of assumptions:

	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.9%-4.9%	1.9%-3.9%
Expected stock price volatility	20.4%-20.9%	79.3%-98.0%
Expected term (years)	2.5	9.4-10.0

4. Accounts Receivable

Accounts receivable consists of the following:

	December 31,
	2023	2022
United States	$6,837	$6,611
International	3,995	2,718
Total accounts receivable	10,832	9,329
Less: Allowance for expected credit losses	(160)	(227)
Accounts receivable, net of expected credit losses	$10,672	$9,102

A roll-forward of the Company’s allowance for credit losses from 2022 to 2023 is as follows:

Balance at December 31, 2022	$227
Change in provision for credit losses	(18)
Write-offs of uncollectible balances	(49)
Balance at December 31, 2023	$160

No individual customer accounted for 10% or more of net revenue during the year ended December 31, 2023 or 2022. One customer accounted for 10% of total accounts receivable as of December 31, 2023. No individual customer accounted for 10% or more of total accounts receivable as of December 31, 2022.

5. Inventories

Inventory balances, net of reserves, consist of the following:

	December 31,
	2023	2022
Raw materials	$11,982	$15,897
Finished goods	9,954	16,215
Component parts	1,032	868
Total inventories	$22,968	$32,980

The Company recorded a provision for excess and obsolete inventory of $0.7 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively.

6. Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. A summary of the components of property and equipment is as follows:

	December 31,
	2023	2022
Equipment	$1,103	$1,143
Furniture	1,331	1,279
Manufacturing equipment	17,852	15,406
Software	1,224	1,125
Demonstration, placement and evaluation units	18,027	18,397
Leasehold improvements	4,826	4,674
Construction in process	2,410	4,021
Total property and equipment	46,773	46,045
Less: Accumulated depreciation and amortization	(23,070)	(19,409)
Total property and equipment, net	$23,703	$26,636

Depreciation of property and equipment was $5.0 million and $4.8 million during the years ended December 31, 2023 and 2022, respectively.

7. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill and intangible assets during 2023 and 2022 are as follows:

	Goodwill	Intangible Assets
Balance at December 31, 2021	$15,300	$4,398
Impairment charges	(14,701)	(4,036)
Amortization	-	(351)
Foreign currency exchange rate changes	(63)	(11)
Balance at December 31, 2022	536	-
Foreign currency exchange rate changes	29	-
Balance at December 31, 2023	$565	$-

The following table presents a summary of acquired intangible assets:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charges	Total
Customer relationships	$2,420	$(394)	$(2,026)	$-
Developed technology	2,400	(390)	(2,010)	-
Trade name/marks	360	(37)	(323)	-
Customer agreements	456	(456)	-	-
	$5,636	$(1,277)	$(4,359)	$-

The following table presents a summary of goodwill by reporting unit:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Foreign Currency Exchange Rate Changes	Total
Vapotherm	$14,701	$(14,701)	$-	$-
Vapotherm UK	584	-	(19)	565
	$15,285	$(14,701)	$(19)	$565

During the second quarter of 2022, a substantial decline in the Company’s stock price and other factors, including leadership changes in the Vapotherm Access reporting unit, represented indicators of long-lived asset impairment for the Vapotherm Access asset group, which triggered an interim impairment assessment. The Company determined that the carrying value of Vapotherm Access intangible assets was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was primarily attributable to a significant decrease in future forecasted revenues, which reflected the notification of non-renewal of certain HGE customer relationships during the second quarter of 2022, as well as uncertainty related to the Company’s ability to scale the Vapotherm Access call center business given slower than expected patient enrollment. As a result, the Company recognized an impairment charge of $4.0 million to write down HGE customer relationships and developed technology to their estimated fair value during the second quarter of 2022. The fair value of the intangible assets was estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement. During the third quarter of 2022, the Company recorded an impairment charge related to the long-lived assets, other than intangible assets, of Vapotherm Access and RespirCare of $2.1 million (see Note 11). The Company’s intangible assets had no remaining book value as of December 31, 2023 or 2022.

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

To perform the quantitative assessment for the Vapotherm Access reporting unit, the Company determined the fair value using the income approach. The Company utilized a discounted cash flow analysis, which involves estimating the expected after-tax cash flows that will be generated by the reporting unit and then discounting those cash flows to present value, reflecting the relevant risks associated with the reporting unit and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted earnings before interest, taxes, depreciation and amortization margins, and discount rates. The Company’s forecasts are based on historical experience, expected market demand, and other industry information. The Company determined that the carrying value of the Vapotherm Access reporting unit exceeded the fair value, with the decrease in the fair value being primarily attributable to a significant decrease in future forecasted revenues, as discussed above. As a result, during the second quarter of 2022, the Company recognized an impairment charge of $14.7 million to write down the goodwill of the Vapotherm Access reporting unit to its estimated fair value. The Company reviewed its reporting units for indicators of impairment as of October 1, 2023 and 2022, and based on its assessment, there were no additional impairments of goodwill during 2023 or 2022.

The Company recognized $0.3 million of amortization expense within sales and marketing expenses related to the intangible assets during the year ended December 31, 2022. The Company also recognized $0.1 million of amortization expense within general and administrative expenses related to intangible assets during the year ended December 31, 2022.

8. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Operating lease liabilities, current portion	$2,414	$2,313
Accrued bonuses	1,927	2,981
Accrued taxes	997	1,322
Accrued interest	847	689
Accrued payroll and employee-related costs	781	938
Accrued professional fees	617	621
Accrued inventories	596	310
Accrued commissions	548	727
Accrued vacation liability	494	601
Accrued rent and restoration costs	489	-
Accrued supplier costs	450	-
Product warranty reserve	303	281
Accrued freight	243	422
Accrued termination benefits	-	2,474
Other	2,099	1,930
Total accrued expenses and other current liabilities	$12,805	$15,609

Other long-term liabilities consist of the following:

	December 31,
	2023	2022
Accrued term loan fees	$3,874	$1,885
Operating lease liabilities	2,919	5,883
Other	4	59
Total other long-term liabilities	$6,797	$7,827

9. Debt

Current Credit Facilities

On February 18, 2022 (the “Effective Date”), the Company entered into the SLR Loan Agreement with SLR Investment Corp. (“SLR”) which provided for a term A loan facility of $100.0 million (the “SLR Term A Loan Facility”) and a term B loan facility of $25.0 million (the “SLR Term B Loan Facility”). The SLR Term A Loan Facility was funded to the Company on the Effective Date. In connection with this funding, the Company granted SLR warrants to purchase 13,421 shares of the Company’s common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The SLR Term B Loan Facility was available to the Company upon achievement of a certain minimum revenue level as more fully described in the SLR Loan Agreement. The proceeds of the SLR Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement with CIBC, as described below.

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

On April 17, 2023, the Company entered into an Amendment No. 5 to the SLR Loan Agreement (the “Fifth Amendment,” together with the Fourth Amended SLR Loan Agreement, the “Fifth Amended SLR Loan Agreement”) with SLR to exclude the Company’s Singapore subsidiary operating account from the requirement of a control agreement in favor of SLR, provided the account balance is the lower of (i) $250,000 or (ii) the amount required to fund expenditures therefrom within the next ten business days. The Fifth Amendment also contains other customary provisions, such as expense reimbursement.

Pursuant to the Fifth Amended SLR Loan Agreement, advances under the Fifth Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one-month SOFR, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At December 31, 2023, the interest rate was 14.75%. The Company paid interest in-kind totaling $9.3 million during the year ended December 31, 2023. The outstanding balance of the Fifth Amended SLR Loan Agreement was $109.3 million at December 31, 2023. The Fifth Amended SLR Loan Agreement provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Fifth Amended SLR Loan Agreement are due monthly in 12 equal installments; provided that the Company has the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Fifth Amended SLR Loan Agreement. The Fifth Amended SLR Loan Agreement will mature on February 1, 2027 (the “Maturity Date”). The Fifth Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of (i) 2.0%, if such prepayment occurs after February 18, 2023 but on or prior to February 17, 2024, and (ii) 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 7.45% of the aggregate principal amount of the Fifth Amended SLR Loan Agreement funded (the “Facility Exit Fee”), which is payable on the earliest to occur of (i) the Maturity Date, (ii) the acceleration of the Fifth Amended SLR Loan Agreement prior to the Maturity Date, and (iii) the prepayment date of the Fifth Amended SLR Loan Agreement prior to the Maturity Date. The Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and is being accrued to interest expense over the term of the Fifth Amended SLR Loan Agreement. In connection with the Fifth Amended SLR Loan Agreement, the Company has incurred direct financing costs related to fees and non-cash consideration paid to SLR and fees paid to third parties of $2.1 million and $1.6 million, respectively, as of December 31, 2023. The Fifth Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Fifth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Fifth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Amended Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of December 31, 2023, the Company was in compliance with all financial covenants under the Fifth Amended SLR Loan Agreement.

The events of default under the Fifth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Fifth Amended SLR Loan Agreement or any other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Fifth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of the Company’s subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Fifth Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Fifth Amended SLR Loan Agreement. The Company determined the combined probability of an event of default and SLR exercising the Mandatory Prepayment Option to be remote and deemed its fair value to be immaterial as of December 31, 2023. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Fifth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Fifth Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Fifth Amended SLR Loan Agreement as of December 31, 2023 are as follows:

Total Due
Years Ended December 31,
2024	$-
2025	-
2026	91,108
2027	18,222
Less: Unamortized deferred financing costs	(2,271)
Long-term loans payable	$107,059

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

10. Commitments and Contingencies

Lease Commitments

The Company’s lease commitments consist primarily of real estate property for manufacturing, office, warehousing, and development spaces under various non-cancellable operating leases that expire between 2025 and 2029. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception or upon reevaluation, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.

In December 2023, HGE and its landlord entered into an agreement to reduce its rent to be equal to 65% of base rent under the original lease agreement. The Company accounted for as a lease modification, which resulted in a gain of $0.4 million that was recorded as a component of general and administrative expenses during the year ended December 31, 2023.

The following table presents operating lease cost and information related to operating right-of-use assets and operating lease liabilities:

	Year Ended December 31,
	2023	2022
Operating lease cost	$1,923	$2,797
Variable lease cost	381	431
Total	$2,304	$3,228
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$2,839	$3,011
Operating right of use assets obtained in exchange for new operating lease liabilities	$-	$3,541
Weighted average remaining lease term - operating leases (in years)	3.6	3.9
Weighted average discount rate - operating leases	10.3%	9.1%

As of December 31, 2023, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
Years Ended December 31,
2024	$2,811
2025	1,181
2026	815
2027	528
2028	484
Thereafter	665
Total payments	6,484
Less interest	(1,151)
Total present value of lease payments	$5,333

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA manages the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations of the Lessee arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.4 million as of December 31, 2023 and was recorded as an operating lease liability in these consolidated financial statements.

Other Commitments

As of December 31, 2023, the Company has non-cancellable purchase commitments for inventories, capital equipment and services as follows:

Total Due
2024	$9,591
2025	1,510
2026	38
$11,139

11. Restructuring

On April 27, 2022, the Company committed to a plan (the “April 2022 Restructuring”) to relocate substantially all of its manufacturing operations from Exeter, New Hampshire to a company operated manufacturing facility in Tijuana, Mexico and announced a reduction in force at the Exeter, New Hampshire facility that eliminated positions related to production, quality and operations services. As part of the April 2022 Restructuring, the Company also incurred severance related expenses due to senior level personnel retirements and transitions. As a result, during the years ended December 31, 2023 and 2022, the Company incurred restructuring expenses of approximately $1.0 million and $4.2 million, respectively, which comprise of impairments of right-of-use assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the April 2022 Restructuring.

In connection with the April 2022 Restructuring and the relocation of manufacturing operations to Mexico, in December 2022, the Company vacated most of its leased space in its Exeter, New Hampshire facility and is in the process of marketing the designated space (“Domain Sublease”) for a sublease or subleases through the remaining term of the operating lease. The Company has not yet secured a sublease tenant or tenants, which triggered interim impairment assessments during the years ended December 31, 2023 and 2022. The Company re-evaluated its sublease assumptions and timeline based on current market conditions and determined the carrying value of the asset group, in each case, was not recoverable based on the excess of the carrying value of the asset group over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset group was due to the Company vacating the Domain Sublease space and loss of prospective tenants that are no longer interested in subleasing the Company’s leased space. As a result, the Company recognized impairment charges of $0.9 million and $1.5 million for the Domain Sublease asset group, to write down the operating lease right-of-use assets and leasehold improvements to their estimated fair value during the years ended December 31, 2023 and 2022, respectively. The fair value of the operating lease right-of-use assets and leasehold improvements were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

In late August 2022, in conjunction with the Company’s path to profitability and annual operating planning efforts, the Company committed to a plan (the “August 2022 Restructuring”) to exit the Vapotherm Access call center business, including its pulmonology practice, RespirCare, and to restructure its commercial organization in the United States. On August 29, 2022, PCI provided RespirCare with a six-month without cause contract termination notice of its Master Service Agreement (“MSA”) with the clinic. The termination notice was subsequently amended and the MSA terminated effective October 31, 2022, resulting in the deconsolidation of RespirCare from these consolidated financial statements. The difference between the fair value of the consideration received and the carrying value of the assets and liabilities that were deconsolidated resulted in an immaterial loss from deconsolidation which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss. The pretax loss of the Vapotherm Access reporting unit was $27.5 million for the year ended December 31, 2022, which includes impairment charges of $14.7 million and $6.2 million related to the write down of goodwill, and long-lived and intangible assets, respectively, in each case to their estimated fair value.

As a result of the August 2022 Restructuring, the Company eliminated positions related to patient care, marketing and administrative services at Vapotherm Access and RespirCare and executed a reduction in force of the Company’s United States field teams. As part of the August 2022 Restructuring, the Company also incurred severance related expenses due to personnel transitions. As a result, the Company incurred total restructuring expenses of approximately $0.3 million and $3.4 million during the years ended December 31, 2023 and 2022, which comprise of impairments of long-lived assets, as further discussed below, and termination benefits including severance, benefits and other payroll-related charges. The termination benefits are classified in the Company’s consolidated statements of comprehensive loss in the manner in which the employees’ salaries and related costs were classified. The Company does not expect to incur additional costs associated with the August 2022 Restructuring.

The decision to cease future commercial investments in the Vapotherm Access call center business triggered an interim impairment assessment of the Vapotherm Access and RespirCare asset groups. The Company determined the carrying values of the asset groups were not recoverable based on the excess of the carrying value of the asset groups over the undiscounted future cash flows. The decrease in the undiscounted future cash flows from the asset groups was primarily attributable to the decision to cease future commercial investments and begin to wind down current commercial operations. As a result, the Company recognized an impairment charge of $1.5 million and $0.6 million for the Vapotherm Access and RespirCare asset groups, respectively, to write down the operating lease right-of-use assets and property and equipment to their estimated fair value during the third quarter of 2022. The fair value of the operating lease right-of-use assets and property and equipment were estimated using discounted cash flows under the income approach, which the Company considers to be a Level 3 measurement.

The following table summarizes the restructuring activity from 2022 to 2023:

	Termination Benefits	Asset Impairments	Total
Balance at December 31, 2021	$-	$-	$-
April 2022 Restructuring costs incurred	2,725	1,501	4,226
August 2022 Restructuring costs incurred	1,285	2,139	3,424
Non-cash restructuring costs	-	(3,640)	(3,640)
Restructuring costs paid	(1,536)	-	(1,536)
Balance at December 31, 2022	$2,474	$-	$2,474
April 2022 Restructuring costs incurred	24	935	959
August 2022 Restructuring costs incurred	32	252	284
Non-cash restructuring costs	-	(1,187)	(1,187)
Restructuring costs paid	(2,530)	-	(2,530)
Balance at December 31, 2023	$-	$-	$-

The following table summarizes the classification of restructuring expense, including related impairment of long-lived and intangible assets, in the consolidated statements of comprehensive loss:

	Year Ended December 31,
	2023	2022
Cost of revenue	$56	$950
Research and development	-	618
Sales and marketing	-	1,981
General and administrative	-	461
Impairment of long-lived and intangible assets	1,187	3,640
Total restructuring expense	$1,243	$7,650

12. Stockholders’ Deficit

Preferred Stock

As of December 31, 2023 and 2022, the Company has authorized 25,000,000 shares of preferred stock, at a par value of $0.001. As of December 31, 2023 and 2022, there are no shares of preferred stock outstanding.

Common Stock

As of December 31, 2023 and 2022, the Company has authorized 21,875,000 shares of common stock. The Company has 6,165,806 and 3,564,505 issued and outstanding shares of common stock as of December 31, 2023 and 2022, respectively, at a par value of $0.001. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

The Company effected a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a ratio of 1-for-8 effective as of 12:01 a.m., Eastern Time, on August 18, 2023 (the “Reverse Stock Split”). No fractional shares were issued. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the Reverse Stock Split.

Following the Reverse Stock Split, the Company’s issued and outstanding shares of Common Stock decreased from approximately 49,081,000 pre-split shares to 6,135,000 million post-split shares. In connection with the Reverse Stock Split effectiveness, the number of authorized shares of the Company's Common Stock decreased from 175,000,000 shares to 21,875,000 shares.

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

On November 13, 2020, the Company acquired HGE. The consideration payable to HGE equity holders included certain amounts contingent on the future performance of certain HGE service offerings (the “Contingent Consideration”), which could be paid in cash or common stock, at the sole discretion of the Company. To satisfy a portion of the Contingent Consideration, the Company issued an aggregate of 46,021 shares of its common stock with an aggregate fair value of $5.6 million to certain of the former equity holders of HGE during the first quarter of 2022.

13. Warrants

The table below sets forth the Company’s warrant activity for the years ended December 31, 2023 and 2022:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	4,243	$112.00
Warrants granted	13,421	111.76
Warrants expired	(2,100)	112.00
Outstanding at December 31, 2022	15,564	$18.72
Warrants granted	3,502,198	7.54
Warrants exercised	(324,015)	0.008
Warrants cancelled	(37)	-
Outstanding at December 31, 2023	3,193,710	$8.36

The Company’s warrants outstanding at December 31, 2023 have exercise prices ranging from $0.008 per share to $112 per share and expire at periods ranging from June 10, 2024 through February 10, 2053.

In connection with its PIK Interest option, the Company has granted SLR the PIK Warrants to purchase an aggregate of 213,791 shares of common stock during the year ended December 31, 2023. The PIK Warrants had a weighted average exercise price of $3.49 per share on the date of grant, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have expiration dates ranging from January 3, 2033 through December 1, 2033.

In connection with its February 2023 Private Placement, the Company issued the Pre-Funded Warrants to purchase an aggregate of 550,313 shares of common stock and accompanying Warrants to purchase an aggregate of 2,738,094 shares of common stock. The Pre-Funded Warrants and Warrants were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire on February 10, 2053 and February 10, 2028, respectively (see Note 12).

In June 2023, Pre-Funded Warrants to purchase 324,015 shares of common stock were exercised. Upon exercise, the exercise price of $0.008 per share was satisfied through payment of cash to the Company.

On February 18, 2022, in connection with the Company’s financing arrangement, the Company granted Warrants to purchase 13,421 shares of common stock to SLR. In connection with the Second Amendment, the Warrants were modified to amend the exercise price from $111.76 per share to $13.04 per share and with the Third Amendment, the Warrants were modified to amend the exercise price from $13.04 per share to $3.84 per share. The Warrants were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032 (see Note 9).

14. Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	For the Year Ended December 31, 2023
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$7,909	$2,495	$10,404
Disposable	37,251	12,849	50,100
Subtotal product revenue	45,160	15,344	60,504
Lease revenue
Capital equipment	256	330	586
Other	1,335	441	1,776
Service and other revenue	4,272	1,531	5,803
Total net revenue	$51,023	$17,646	$68,669

	For the Year Ended December 31, 2022
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$6,498	$2,486	$8,984
Disposable	36,637	9,731	46,368
Subtotal product revenue	43,135	12,217	55,352
Lease revenue
Capital equipment	473	409	882
Other	1,426	358	1,784
Service and other revenue	7,557	1,226	8,783
Total net revenue	$52,591	$14,210	$66,801

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s aggregated revenue during the year ended December 31, 2023 or 2022.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying consolidated balance sheets. The following table presents changes in contract liabilities during 2023 and 2022:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2021	$1,712	$369
Additions	2,867	194
Subtractions	(3,558)	(368)
Balance at December 31, 2022	$1,021	$195
Additions	1,148	195
Subtractions	(1,128)	(194)
Balance at December 31, 2023	$1,041	$196

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

Subject to customary anti-dilution adjustments, the number of shares of common stock that may be issued in satisfaction of awards under the 2018 Equity Plan was initially 998,900 shares, plus the number of shares (which will not exceed 769,419 shares) underlying awards under the Vapotherm, Inc. 2015 Stock Incentive Plan (the “2015 Equity Plan”), which plan was replaced by the 2018 Equity Plan, that, on or after the effectiveness of the 2018 Equity Plan, expire or are terminated, surrendered or cancelled without the delivery of shares, are forfeited to or repurchased by the Company, or otherwise become available again for grant under the 2015 Equity Plan. In addition, the number of shares of common stock available for issuance under the 2018 Equity Plan is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) four percent of the number of outstanding shares of common stock as of the close of business on the immediately preceding December 31 or (ii) the number of shares determined by the Board of Directors on or prior to such date. As of December 31, 2023, there were no shares of common stock available for issuance under the 2018 Equity Plan. To date, stock options, performance awards, restricted stock awards and restricted stock units have been issued under the 2018 Equity Plan.

Stock-based compensation expense is allocated based on the employees’ and non-employees’ functions as follows:

	Year Ended December 31,
	2023	2022
Cost of revenue	$176	$717
Research and development	2,206	1,780
Sales and marketing	3,364	3,449
General and administrative	3,865	4,439
Total	$9,611	$10,385

During the years ended December 31, 2023 and 2022, the Company granted 12,190 and 2,233 shares of its common stock, respectively, to members of its Board of Directors and consultants under the 2018 Equity Plan that were valued at the closing price of the Company’s common stock at the date of grant and vested as services were performed during each fiscal year.

The Company elected to modify certain outstanding option awards which resulted in the recognition of additional compensation expense of less than $0.1 million during each of the years ended December 31, 2023 and 2022.

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

Stock option activity for the year ended December 31, 2023 is as follows:

			Weighted
	Number of	Weighted	Average
	Underlying	Average	Remaining	Aggregate
	Common	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2022	387,263	$86.32	7.96	$352
Options granted	109,258	20.68
Options exercised	(28)	12.32
Options canceled	(67,155)	67.07
Options expired	(417)	12.32
Outstanding at December 31, 2023	428,921	$72.75	7.32	$-
Exercisable at December 31, 2023	206,900	$108.53	5.99	$-
Vested and unvested expected to vest at December 31, 2023	393,430	$70.08	7.43	$-

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $17.01 and $32.96 per share, respectively. The aggregate intrinsic value of options exercised during each of the years ended December 31, 2023 and 2022 was less than $0.1 million. As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested stock options awards of $5.2 million, which is expected to be recognized over the remaining weighted average vesting period of 2.2 years.

The weighted average assumptions used in the Black-Scholes options pricing model are as follows:

	Year Ended December 31,
	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	3.9%	2.8%
Expected stock price volatility	103.8%	84.1%
Expected term (years)	6.1	6.3

The Company assumed an average forfeiture rate of 6.40% and 3.92% for the years ended December 31, 2023 and 2022, respectively, based on historical experience with pre-vested forfeitures.

Restricted Stock Units

A summary of restricted stock unit activity for the year ended December 31, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	165,038	$86.15
Granted	595,509	2.98
Vested	(46,789)	132.45
Canceled	(30,926)	42.27
Unvested at December 31, 2023	682,832	$12.43

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $4.2 million, which is expected to be recognized over the remaining weighted average vesting period of 1.9 years.

Performance Stock Units

The Company has granted performance stock units. The quantity of shares that will ultimately vest and be issued upon settlement of the performance stock units range from 0% to 200% of a targeted number of shares and will be determined based on, and subject to, individual grant milestones.

A summary of performance stock unit activity, assuming target level of performance, during the year ended December 31, 2023 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2022	22,212	$150.24
Granted/purchased	-	-
Vested	-	-
Canceled	(1,721)	15.84
Unvested at December 31, 2023	20,491	$161.53

As of December 31, 2023, the Company had no unrecognized stock-based compensation expense related to its unvested performance stock units based on anticipated actual performance.

Employee Stock Purchase Plan

Subject to customary anti-dilution adjustments, the number of shares of common stock that are available for issuance under the ESPP was initially 20,812 shares. The number of shares of common stock available for issuance under the ESPP is increased on the first day of each calendar year beginning January 1, 2019 and each year thereafter until 2028 by the lesser of (i) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (ii) the number of shares of common stock determined by the Board of Directors, up to a maximum of 217,662 shares of common stock. The number of shares of common stock reserved under the plan at December 31, 2023 totaled 96,171.

The ESPP provides for successive discrete offering periods of approximately six months or as determined by the plan administrator. The first offering period began on January 2, 2020 and ended on May 14, 2020. Subsequent offering periods began on each November 15th and May 15th or the first trading day thereafter. During the fourth quarter of 2021, the plan administrator revised the six-month offering periods to begin on each January 1st and July 1st or the trading day thereafter. During the year ended December 31, 2023, 42,809 shares of common stock were purchased by employees under the ESPP at an average price of $2.15 per share, resulting in cash proceeds of $0.1 million. During the year ended December 31, 2022, 13,414 shares of common stock were purchased by employees under the ESPP at an average price of $17.04 per share, resulting in cash proceeds of $0.2 million.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following range of assumptions:

	Year Ended December 31,
	2023	2022
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.8% - 5.5%	0.2% - 2.5%
Expected stock price volatility	104.3%-192.5%	45.0% - 106.6%
Expected term (years)	0.5	0.5

16. Income Taxes

Net loss before income taxes is as follows:

	Year Ended December 31,
	2023	2022
United States	$(58,895)	$(113,628)
Singapore	517	252
United Kingdom	202	76
Germany	104	52
Mexico	3	-
Brazil	2	-
	$(58,067)	$(113,248)

During the year ended December 31, 2023, the Company recorded a tax provision of $0.1 million related current foreign taxes, partially offset by deferred tax assets for differences in the book and tax basis of property and equipment. During the year ended December 31, 2022, the Company recorded a tax provision of less than $0.1 million related to deferred tax liabilities for differences in the book and tax basis of indefinite-lived assets and current foreign taxes, partially offset by a benefit for net deferred income tax assets deemed more likely than not to be realized by its foreign subsidiaries. The reported amount of income tax benefit for each of 2023 and 2022 differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in the valuation allowance and various permanent differences.

A reconciliation of income tax expense is computed as the statutory federal income tax rate to income taxes as reflected in the financial statement as follows:

	Year Ended December 31,
	2023	2022
Federal income tax at statutory rate	(21.0)%	(21.0)%
Permanent differences	2.8	(2.1)
Change in valuation allowance	19.2	23.8
Other	(0.8)	(0.7)
Income tax expense	0.2%	0.0%

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$95,060	$88,027
Research and development costs	10,797	11,195
Accrued expenses	9,362	5,648
Tax credit carryforwards	8,483	7,352
Stock option expense attributed to non-ISO stock	4,753	4,686
Intangible assets	2,913	3,471
Operating lease liabilities	1,368	2,167
Inventory valuation reserves	850	802
Accrued bonus and vacation	617	1,193
Deferred revenue	246	228
Accrued warranty	78	74
Accounts receivable allowance	41	60
Other temporary differences	1,059	779
Gross deferred tax assets	135,627	125,682
Less: Valuation allowance	(132,044)	(122,086)
Deferred tax assets after valuation allowance	3,583	3,596
Deferred Tax Liabilities
Depreciation	(2,829)	(1,965)
Operating lease liabilities	(691)	(1,535)
Intangible assets	(6)	-
Deferred tax liabilities	(3,526)	(3,500)
Net Deferred Tax Assets	$57	$96

The Company’s major tax jurisdictions are the states of New Hampshire and Pennsylvania, and the United States, Singapore, the United Kingdom, Germany, Mexico and Brazil. As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $405.3 million and $220.3 million, respectively, which begin to expire in 2024. Federal net operating loss carryforwards generated during or after the year ended December 31, 2018 will carryforward indefinitely. As of December 31, 2023, the Company had federal research and development tax credits carryforwards of $8.3 million which begin to expire in 2024.

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

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its domestic deferred tax assets, which are comprised principally of net operating loss carryforwards, capitalized research and development expenses, and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a valuation allowance of $132.0 million and $122.1 million has been established at December 31, 2023 and 2022, respectively. The valuation allowance increased $9.9 million during the year ended December 31, 2023, due primarily to net operating losses generated and capitalized research and development expenses.

Years prior to 2018 are generally closed due to statute of limitations for purposes of taxing jurisdictions assessing additional tax; however, the tax attributes, including net operating losses and research credits, from such years can still be reviewed and reduced upon audit. Years beginning in 2018 remain open to examination for both federal and state purposes.

The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured as the tax benefit having the highest likelihood of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. Management is not aware of any uncertain tax positions. As of December 31, 2023 and 2022, the Company determined that there were no liabilities associated with uncertain tax positions and no related interest and penalties. The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income taxes, when and if incurred.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through December 31, 2023 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

17. Net Loss Per Share

As of December 31, 2023, the remaining outstanding Pre-Funded Warrants to purchase 226,298 shares of common stock that were issued in connection with the February 2023 Private Placement were included in the basic and diluted net loss per share calculation (see Note 12).

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	428,921	387,263
Unvested restricted stock units and performance stock units	703,323	187,251
Warrants to purchase common stock	2,967,412	15,564
	4,099,656	590,078

18. Related Party Transactions

The Company recorded sales of $1.2 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively, to an entity in which a member of the Company’s board of directors holds a management position. There was a credit of $0.3 million due to this entity at December 31, 2023. There were no outstanding balances due from this entity customer at December 31, 2022.

19. Employee Benefit Plan

The Company has a 401(k) retirement plan (the “401(k) Plan”) for the benefit of eligible employees, as defined. Each participant may elect to contribute up to 100% of his or her compensation to the 401(k) Plan each year, subject to certain Internal Revenue Service limitations. The Company matches employee contributions at a rate of 100% of the first 6% of employee contributions. In 2023 and 2022, the employer match was capped at $3,000 per year for each employee. The Company contributed $0.5 million and $0.8 million during the years ended December 31, 2023 and 2022, respectively.

20. Subsequent Events

On February 21, 2024, the Company entered into the Sixth Amendment with SLR while the Company evaluates its debt restructuring and financing options. This amendment extends the Company’s option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period January 1, 2024 through February 29, 2024, subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to equal to 9% of the PIK Interest. The Amendment also contains other customary provisions, such as expense reimbursement. The Sixth Amendment was made while the Company is evaluating various debt restructuring and financing options as described in Note 1 “Description of Business.” The Company has paid 9% of its interest in-kind that was due on February 1, 2024 and expects to pay 9% of its interest in-kind that is payable on March 1, 2024.