Form 10-K/A
period 2023-12-31
VAPOTHERM INC
filed 2024-04-29
CIK 1253176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

AMENDMENT NO. 1

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, filed by Vapotherm, Inc. (the “Company,” “we,” “us,” or “our”) with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Filing”). This Amendment No. 1 is being filed to provide the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement involving the election of directors if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file our definitive proxy statement containing this information before that date.

In addition, pursuant to the rules and regulations promulgated by the SEC, we have also included as exhibits currently dated certifications of our principal executive officer and principal financial officer as required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise explicitly stated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 is not a representation that any statements contained in items of our Original Filing other than Items 10 through 16 of Part III and Part IV are true or complete as of any date subsequent to the Original Filing. Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the date filed of the Original Filing, including any amendments to those filings, as well as our Current Reports on Form 8-K subsequent to the date of the Original Filing.

Unless the context requires otherwise, references to “Vapotherm,” the “Company,” “we,” “us,” and “our,” refer to Vapotherm, Inc. and our consolidated subsidiaries.

On August 18, 2023, we effected a 1-for-8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts in this report have been retroactively restated to reflect the stock split.

On February 27, 2024, we effected a stock option repricing pursuant to which the exercise price of the repriced options was amended to reduce the exercise price to $0.915 per share, the closing price of our common stock on February 27, 2024. There is no change to the expiration dates or the vesting schedule of the repriced options.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The table below sets forth certain information concerning our current directors and executive officers as of April 22, 2024. No family relationships exist among our directors or executive officers. We sometimes refer to the Board of Directors of Vapotherm as the “Board.”

Name	Age	Position
James Liken(1)	74	Chairman of the Board, Independent Director
Joseph Army	60	President and Chief Executive Officer, Director
Anthony Arnerich(1)(2)	74	Independent Director
Lance Berry(3)	51	Independent Director
Lori Knowles(2)	54	Independent Director and Director Nominee
Mary Beth Moynihan(3)	57	Independent Director and Director Nominee
Donald Spence(1)(2)	70	Independent Director
Elizabeth Weatherman(3)(4)	64	Independent Director
John Landry	51	Senior Vice President and Chief Financial Officer
Brian Lawrence	54	Senior Vice President and Chief Technology Officer

(1)	Member of the Nominating and Corporate Governance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
(4)	Member of the Strategic Transactions Committee

The business experience of each director and executive officer is summarized below.

James Liken has served as a member of our Board since May 2010 and as Board Chairman since October 2012. From 2003 to 2008, Mr. Liken served as Vice Chairman of Respironics, Inc., now Philips Respironics, a medical supply company. From 1999 through 2003, Mr. Liken served as President and Chief Executive Officer of Respironics. Before joining Respironics, he was owner of Liken Home Medical, Inc., a regional provider of home respiratory services. Mr. Liken has been active in the home medical business since 1976, serving in management and ownership capacities for several predecessor companies. He previously served on the board of the National Association of Medical Equipment Services from 1980 to 2003, serving as chairman of the organization on two separate occasions. We believe Mr. Liken’s experience leading and managing medical technology companies, as well as his board experience, qualify him to serve on our Board.

Joseph Army has served as President, Chief Executive Officer and as a member of our Board since June 2012. Prior to joining Vapotherm, Mr. Army served as President and Chief Executive Officer of Salient Surgical Technologies, Inc. (formerly TissueLink Medical, Inc.), or Salient, a surgical device company, since 2007. He first joined Salient in 1999 as Chief Financial Officer and Vice President of Finance. Prior to his time at Salient, he held various positions including Vice President of Finance and Supply Chain Operations for Westaim Biomedical, a medical technology company, from 1998 to 1999 and strategy consultant for Coopers & Lybrand LLP, an accounting and consulting firm, from 1991 to 1997. Mr. Army holds an MBA in finance from The Wharton School and a BA in history from the University of Rhode Island. He is certified in production and inventory management and is a certified public accountant (inactive status). We believe Mr. Army’s knowledge of the Vapotherm business and his leadership experience at other organizations qualify him to serve on our Board.

Anthony Arnerich has served as a member of our Board since April 2013. Mr. Arnerich has served as a Managing Director of 3x5 Partners, LLC, a venture capital firm, since 2011 and has previously served as Chief Executive Officer and Chief Investment Officer of Arnerich Massena, an investment advisory firm, from 1991 to 2020. His experience in the investment industry spans more than 30 years, during which he served as an investment executive and helped found the Investment Management Consulting Group of Dain Bosworth. Mr. Arnerich earned a BA degree from Santa Clara University. We believe Mr. Arnerich’s healthcare investment knowledge, as well as his board experience, qualify him to serve on our Board.

Lance Berry has served as a member of our Board since January 2020. Mr. Berry currently serves as Chief Financial Officer and Executive Vice President, Finance of Artivion, Inc., a cardiac and vascular surgery company focused on aortic disease, a position he has held since December 2023. From December 2002 until its acquisition by Stryker Corporation in November 2022, Mr. Berry worked for Wright Medical Group, Inc., joining in 2002 as Corporate Controller and being promoted to various roles culminating in the roles of Senior Vice President and Chief Financial Officer from December 2009 to January 2019 and Executive Vice President, Chief Financial and Operations Officer from January 2019 to November 2020. Before joining Wright Medical, he was an accountant in the auditing division of Arthur Andersen, LLP, from 1995 to 2002. He currently serves on the board of directors of Treace Medical Concepts, Inc., a publicly held Nasdaq-listed medical technology company. Mr. Berry is a Certified Public Accountant (inactive) and holds both a bachelor’s degree and a master’s degree in accounting from the University of Mississippi. We believe Mr. Berry’s extensive financial and accounting experience and expertise, as well as his experience leading and managing a medical technology company as Chief Financial and Operations Officer, qualify him to serve on our Board.

Lori Knowles has served as a member of our Board since June 2022. Ms. Knowles, a senior healthcare executive with more than 25 years of experience in human resources and healthcare operations, has served as Senior Vice President and Chief Human Resources Officer at Memorial Hermann Health System, the largest not-for-profit health system in Southeast Texas, since August 2016. From September 2011 to August 2016, Ms. Knowles served as Vice President of Human Resources at Memorial Hermann Health. Ms. Knowles has served as a facilitator for the Texas Institute for Health Policy Research, a public health institute that seeks to find preventive solutions that improve the health of Texans. In addition, Ms. Knowles serves on Human Resources Advisory boards for the University of Houston and Rice University, as well as the Higher Education Committee of the Greater Houston Partnership. She also serves as the President of the Houston Healthcare HR Association (HHHRA). Prior to joining Memorial Hermann, Lori was the Chief Operating Officer at RediClinic, a retail health company, from October 2007 to March 2011, and Vice President, Human Resources of RediClinic from October 2007 to October 2008. Throughout her career, Ms. Knowles has held several Human Resource roles at other notable health systems in Texas including: The University of Texas Medical Branch (UTMB), Shriners Hospitals for Children, and Tenet Healthcare. Ms. Knowles holds an undergraduate degree in Psychology and a Master’s Degree in Organizational Management as well as an executive leadership certification from Rice University. We believe Ms. Knowles’s extensive experience in leadership development and mergers and acquisitions and leadership experience in all functions of Human Resources, including talent acquisition, succession planning, benefits, compensation, employee relations and organizational training and development, qualify her to serve on our Board.

Mary Beth Moynihan has served as a member of our Board since June 2022. Ms. Moynihan currently serves as Senior Vice President, Market Access & Chief Marketing Officer at Boston Scientific Corporation, a medical technology company, a position she has held since May 2021 and recently joined Boston Scientific’s Executive Committee. Prior to that position, she previously served as Senior Vice President of Corporate Marketing and Market Access from August 2016 to May 2021, Senior Vice President of Enterprise Strategy and Marketing from September 2012 to July 2016, Vice President of Corporate Strategic Planning and Research from May 2010 to August 2012, Vice President of Business Development – Cardiovascular Businesses from 2007 to 2010, Director of Business Development – Cardiovascular Businesses from 2006 to 2007, and from 1997 to 2005 held various positions of increasing responsibility in Product Marketing – Peripheral Interventions, most recently as Director of Product Marketing. Ms. Moynihan additionally founded and chairs the Global Marketing Executive Board at Boston Scientific Corporation, a position she has held since 2016. Prior to her employment at Boston Scientific Corporation, Ms. Moynihan was employed by Braxton Associates, a strategy division of Deloitte & Touche, from 1994 to 1997. She is a founding board member of MedExecWomen, an organization focused on empowering female executives to accelerate the positive impact of medical devices and diagnostics globally, and has served as a director since October 2018. She has also served as a senior advisor to Boston Scientific’s Global Digital Enablement Team since November 2020. Ms. Moynihan received a BA in Economics and Mathematics from Williams College and holds an MBA from the Wharton School at the University of Pennsylvania. We believe Ms. Moynihan’s significant experience working for a global medical technology company qualifies her to serve on our Board.

Donald Spence has served as a member of our Board since October 2020. Mr. Spence served as President and Chief Executive Officer of Ebb Therapeutics, a sleep technology company, beginning in 2017 and retiring from the role in August 2019. Prior to joining Ebb, Mr. Spence was the Chairman and Chief Executive Officer at Lake Region Medical, a medical equipment and supplies manufacturer, where he worked from 2010 to 2015. Mr. Spence previously served as the Chief Executive Officer of Philips Respironics, formerly Respironics Inc., a medical supply company, from 2005 to 2010, where he was responsible for Philips Home Healthcare Solutions and integrating Respironics into Philips. Mr. Spence also has held a number of executive leadership roles within medical technology companies, including BOC Group, PLC – Datex Ohmeda Medical Systems, a medical device company. Mr. Spence currently serves on the Board of Directors of Integer Holdings Corporation, a publicly held NYSE-listed medical outsource manufacturer, Eargo, Inc., a publicly held hearing loss company, and Linguaflex, a privately held medical device company. Mr. Spence earned his B.A. in Economics from Michigan State University and his M.A. in Economics from Central Michigan University. We believe Mr. Spence’s experience leading and managing medical technology companies, as well as his experience serving on the board of directors of other companies, qualify him to serve on our Board.

Elizabeth Weatherman has served as a member of our Board since October 2017. Ms. Weatherman has served as a Special Limited Partner of Warburg Pincus, a private equity firm, since January 2016. She joined Warburg Pincus in 1988. She served as a member of the Executive Management Group from 2001 to 2016 and led the firm’s Healthcare Group from 2008 to January 2015. Ms. Weatherman currently serves on the board of directors of Nevro Corp., Silk Road Medical, Inc. and Insulet Corp., all publicly held companies, and previously served on the board of directors of Wright Medical Group, N.V. She serves as a trustee of Stanford University, and as a trustee and chair of the Investment Committee of Mount Holyoke College. Ms. Weatherman received a BA in English, summa cum laude, and Phi Beta Kappa from Mount Holyoke College and holds an MBA from the Stanford Graduate School of Business. We believe Ms. Weatherman’s healthcare investment knowledge, as well as her board experience, qualify her to serve on our Board.

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

Board Leadership Structure

Our Board is currently led by its Chairman, James Liken. Our Board recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the Company continues to grow. We currently separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman provides guidance to the Chief Executive Officer and presides over meetings of the full Board. We believe this separation of responsibilities provides a balanced approach to managing the Board and overseeing the Company.

Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Board Committees

We currently have three standing committees of the Board: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. From time to time, we may form one or more special committees. Below are our directors, their committee memberships and their 2023 attendance rates for Board and Committee meetings.

The table below summarizes the current membership of each of our three standing board committees as of April 22, 2024.

Director	Board	Audit	Compensation	Nominating and corporate governance
Joseph Army	●
James Liken	●			Chair
Anthony Arnerich	●		●	●
Lance Berry	●	Chair
Lori Knowles	●		●
Mary Beth Moynihan	●	●
Donald Spence	●		Chair	●
Elizabeth Weatherman	●	●

Audit Committee

The purposes of the Audit Committee are to appoint, oversee and replace, if necessary, our independent registered public accounting firm, and assist our Board with its oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements related to financial reporting, auditing or accounting, (iii) the qualifications and independence of our independent registered public accounting firm, and (iv) the performance of our internal audit function and independent registered public accounting firm. The Audit Committee is responsible for, among other things:

●
evaluating, determining the selection of and, if necessary, determining the replacement or rotation of our independent registered public accounting firm, the lead audit partner and any other active audit engagement team;

●	approving or pre-approving all auditing services and all permitted non-audit services by our independent registered public accounting firm and related fees;

●	reviewing the qualifications, independence and performance of our independent registered public accounting firm;

●	reviewing our financial statements and our critical accounting policies and estimates;

●	reviewing the adequacy and effectiveness of our internal controls;

●
reviewing and discussing with management and our independent registered public accounting firm the results of our annual audit, our annual and quarterly financial statements and our publicly filed reports;

●
establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matter, and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters; and

●	assisting our Board in its oversight of risk and overseeing the integrity of our information technology systems, processes and data.

The Audit Committee charter authorizes the Audit Committee to retain independent legal, accounting, and other advisors as it deems necessary to carry out its responsibilities. The Audit Committee reviews and evaluates, at least annually, the performance of the Audit Committee and its members, including compliance of the Audit Committee with its charter.

Heightened Independence Criteria and Financial Literacy and Financial Experts

Although the OTCQX Rules for U.S. Companies do not impose heightened independence, financial literacy or financial expert requirements for Audit Committee members, the Board of Directors has determined that all of our Audit Committee members meet the heightened independence criteria under Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as the requirements for financial literacy under the applicable rules and regulations of the SEC and The New York Stock Exchange, or NYSE, listing standards, to which we were previously subject prior to our NYSE delisting in December 2023. Our Board also has affirmatively determined that Mr. Berry qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial management expertise and financial sophistication under the NYSE listing standards, to which we were previously subject.

Compensation Committee

The purposes of the Compensation Committee are to assist our Board in fulfilling its responsibilities relating to the general oversight of the compensation and benefits of our executive officers, employees and directors and to administer our executive officer incentive compensation and equity-based compensation plans. The Compensation Committee is responsible for, among other things:

●	reviewing and establishing our overall executive officer compensation and benefits philosophy;

●
reviewing and approving corporate goals and objectives relevant to compensation of our CEO and other executive officers and evaluating the performance of our CEO and other executive officers in light of those goals and objectives;

●	approving compensation of our CEO and other executive officers based on its evaluations;

●	making recommendations to our Board regarding non-employee director compensation;

●
reviewing and administering our equity-based compensation plans, including grants of equity-based awards thereunder, and making recommendations to our Board regarding amendments to such plans or the adoption of any new equity-based compensation, and executive officer incentive plans;

●	reviewing and approving all executive officer employment contracts and other compensatory, severance and change-in-control arrangements for current and former executive officers;

●	reviewing our incentive compensation policies, practices and arrangements to determine whether they encourage excessive risk-taking;

●	overseeing and periodically reviewing our culture and policies and strategies related to human capital management; and

●
reviewing and making recommendations to the Board regarding all executive compensation related proposals and reviewing the results of advisory stockholder votes on executive compensation and considering whether to recommend adjustments to our executive compensation policies and practices as a result of such votes and other stockholder input on executive compensation matters.

The Compensation Committee charter authorizes the Compensation Committee to retain a compensation consultant, independent legal counsel, and other advisors as it deems necessary or appropriate to carry out its responsibilities. Although the Compensation Committee previously retained Radford, which is part of the Rewards Solution practice at Aon plc, as its compensation consultant to provide certain services related to executive and director compensation, the Compensation Committee has refrained from re-engaging Radford in order to save costs.

The Compensation Committee reviews and evaluates, at least annually, the performance of the Compensation Committee and its members, including compliance by the Compensation Committee with its charter.

Heightened Independence Criteria

Although the OTCQX Rules for U.S. Companies do not impose heightened independence requirements for Compensation Committee members, the Board of Directors has determined that each of the Compensation Committee members satisfies the heightened independence criteria for compensation committee members under the NYSE rules, to which were previously subject In addition, each of the Compensation Committee members is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

Nominating and Corporate Governance Committee

The purposes of the Nominating and Corporate Governance Committee are to (i) identify individuals qualified to become Board and committee members; (ii) recommend to the Board director nominees; (iii) develop and recommend to the Board a set of corporate governance principles; and (iv) oversee the evaluation of the Board and its dealings with management as well as Board committees. The Nominating and Corporate Governance Committee is responsible for, among other things:

●	identifying new Board members and recommending director nominees, including the class on which such nominees should serve;

●	establishing policies under which stockholders may recommend director candidates to the Nominating and Corporate Governance Committee;

●	reviewing and recommending Board committee composition;

●	reviewing and recommending changes to the Corporate Governance Guidelines;

●	reviewing our Board practices and policies, including retirement policies, Board size, non-employee director service, meeting frequency, and other items;

●	recommending to the Board processes for annual evaluations of the performance of the chief executive officer, the Board and Board committees;

●	reviewing policies with respect to significant issues of corporate public responsibility;

●	considering and reporting to our Board any questions of possible conflicts of interest of Board members;

●
overseeing our compliance efforts with respect to our legal, regulatory, and quality systems requirements and ethical programs, including our Code of Business Conduct and Ethics, other than with respect to legal and regulatory matters relating to our financial statements and financial reporting obligations and any accounting, internal accounting controls or auditing matters, which are within the purview of the Audit Committee; and

●	overseeing and maintenance and presentation to the Board of management's plans for senior management succession.

The Nominating and Corporate Governance Committee charter authorizes the Nominating and Corporate Governance Committee to retain a search firm or other consultants to assist in the identification and evaluation of director candidates, including the sole authority to approve the search firm's or other consultants' fees and other retention terms. The Nominating and Corporate Governance Committee reviews and evaluates, at least annually, the performance of the Nominating and Corporate Governance Committee and its members, including compliance by the Nominating and Corporate Governance Committee with its charter.

Director Qualifications and Nomination Process

In considering whether to recommend any particular candidate for inclusion in our Board’s slate of recommended director nominees, our Nominating and Corporate Governance Committee expects every nominee to have a high level of personal and professional integrity, strong ethics and values, and the ability to make mature business judgments. We also value experience on other public company boards of directors and board committees.

The biography for each of the director nominees included herein indicates such nominee’s experience, qualifications, attributes and skills that led our Nominating and Corporate Governance Committee and our Board to conclude such director nominee should be elected as a director of our Company. Our Nominating and Corporate Governance Committee and our Board believe that each of the director nominees has the individual attributes and characteristics required of a director, and the nominees and our continuing directors as a group possess the skill sets and specific experience desired of our Board as a whole.

Our Nominating and Corporate Governance Committee will consider director candidates recommended to it by our stockholders. Those candidates must be qualified and exhibit the experience and expertise required of our Board’s own pool of candidates, as well as have an interest in our business, and demonstrate the ability to attend and prepare for Board, committee, and stockholder meetings. Any candidate must state in advance his or her willingness and interest in serving on our Board. Candidates should represent the interests of all stockholders and not those of a special interest group. Our Nominating and Corporate Governance Committee will evaluate candidates recommended by stockholders using the same criteria it uses to evaluate candidates recommended by others as described above.

Under our Certificate of Incorporation and Bylaws, our stockholders may directly nominate director candidates for election at an annual meeting of stockholders, without any action or recommendation on the part of the Nominating and Corporate Governance Committee or our Board, by submitting to the Company as to each nominee that the stockholder proposes for election or reelection as a director (i) all information relating to such nominee that would be required to be disclosed in solicitations of proxies for the election of such nominee as a director in a contested election, or is otherwise required, in each case pursuant to and in accordance with Regulation 14A under the Exchange Act, without regard to the application of the Exchange Act to either the nomination or the Company; (ii) such nominee’s written consent to serve as a director, if elected, for the entire term; (iii) a statement whether such person would be in compliance if elected as a director of the Company and will comply with all applicable corporate governance policies and guidelines of the Company, including the conflict of interest, code of business conduct, confidentiality and stock ownership and trading policies; and (iv) a description of all direct and indirect compensation and other material monetary arrangements, agreements or understandings during the past three years, and any other material relationship, if any, between or concerning such stockholder, any Stockholder Associated Person (as such term is defined in our Bylaws) or any of their respective affiliates or associates, on the one hand, and the proposed nominee or any of his or her affiliates or associates, on the other hand. Any such nomination must be made by a stockholder of record of the Company at the time of making such nomination and meet such other requirements as are set forth in the Bylaws. Such nomination information should be submitted to: Vapotherm, Inc., 100 Domain Drive, Exeter, NH 03833, Attention: Senior Vice President, General Counsel and Secretary. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Pursuant to our Bylaws, the notice of a stockholder’s intention to nominate a director must include certain specified information as provided in Section 1.2 of our Bylaws, including certain information relating to the individual subject to the nomination, as described above, and certain information regarding the stockholder giving the notice and the Stockholder Associated Person, if any, on whose behalf such nomination is made. No stockholder nominating a proposed nominee shall solicit proxies in support of director nominees other than the Company’s nominees unless such stockholder has complied with Rule 14a-19 of the Exchange Act in connection with solicitation of such proxies. The foregoing summary of our Bylaws is qualified in its entirety by reference to the complete text of our Bylaws. No statement in this report is intended to replace or conflict with the requirements for stockholder nominations as set forth in our Bylaws. The Company will not consider any stockholder nomination that does not comply with the requirements of the SEC and our Bylaws. During the fourth quarter of 2023, we made no material changes to the procedures by which stockholders may recommend nominees to our Board as described in last year’s proxy statement.

Code of Business and Conduct

We have adopted a written code of business conduct and ethics entitled our Code of Business Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct is available under the “Investors—Governance—Governance Documents” page of our website, www.vapotherm.com. In addition, we will post on our website all disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Code of Business Conduct.

Audit Committee Report

The Audit Committee reviewed our audited consolidated financial statements for the year ended December 31, 2023 and discussed these statements with management and Grant Thornton LLP, our independent registered public accounting firm. Our management is responsible for the preparation of our consolidated financial statements and for maintaining an adequate system of disclosure controls and procedures and internal control over financial reporting for that purpose. Grant Thornton LLP is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, discussing their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. Grant Thornton LLP is also responsible for expressing an opinion on the effectiveness of our internal control over financial reporting. The Audit Committee is responsible for providing independent, objective oversight of our accounting functions and internal controls.

The Audit Committee also received from, and discussed with, Grant Thornton LLP all communications required under the standards of the Public Company Accounting Oversight Board, or the PCAOB, and the Securities and Exchange Commission including the matters required to be discussed by Grant Thornton LLP with the Audit Committee.

Grant Thornton LLP also provided the Audit Committee with the written disclosures and the letter required under the PCAOB, which requires that independent registered public accounting firms annually disclose in writing all relationships that in their professional opinion may reasonably be thought to bear on independence, to confirm their perceived independence and engage in a discussion of independence. The Audit Committee reviewed this disclosure and discussed with Grant Thornton LLP their independence from Vapotherm.

Based on its discussions with management and our independent registered public accounting firm, and its review of the representations and information provided by management and our independent registered public accounting firm, the Audit Committee recommended to our Board that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2023, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Lance Berry, Chair
Mary Beth Moynihan
Elizabeth Weatherman

Item 11.	Executive Compensation.

Summary Compensation Table

For 2023, our named executive officers (NEOs) were our President and Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Technology Officer (CTO) and former Chief Commercial Officer (CCO). The table set forth below summarizes the compensation information for each of our NEOs for the years ended December 31, 2023 and 2022. These individuals were our only executive officers during the year ended December 31, 2023.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	Option awards ($)(4)	Non-equity incentive plan compensation ($)(5)	All other compen- sation ($)(6)	Total ($)
Joseph Army	2023	508,532	0	0	0	264,722	3,000	776,645
President and Chief	2022	572,000	0	3,299,994	0	0	3,000	3,874,994
Executive Officer
John Landry	2023	434,420	0	47,600	121,411	112,949	4,680	721,060
Senior Vice President and	2022	406,000	0	283,133	474,354	182,700	4,680	1,350,867
Chief Financial Officer
Brian Lawrence	2023	444,751	0	71,400	121,411	104,072	3,000	744,634
Senior Vice President and	2022	415,655	0	322,482	530,149	168,475	3,000	1,439,761
Chief Technology Officer
Gregoire Ramade	2023	315,493	0	0	121,411	94,917	191,393	723,214
Former Senior Vice President and	2022	336,436	0	287,275	481,511	167,730	31,185	1,304,137
Chief Commercial Officer(7)(8)

(1)
Base salary increases for all of our NEOs, other than our CEO, of 7% over their 2022 base salaries were paid in the form of restricted stock unit, or RSU, awards granted on January 2, 2023 in the following amounts, as adjusted for our one-for-eight reverse stock split effected on August 18, 2023: Mr. Landry (710 RSUs); Mr. Lawrence (727 RSUs) and Mr. Ramade (665 RSUs). These RSUs vested in full on December 31, 2023. The number of RSUs granted in lieu of such base salary increases was determined assuming a then $2.70 per share valuation of our common stock ($21.60 on a post-split basis), resulting in the executives receiving substantially less than the 7% base salary increase during 2023. As a result, the numbers reflected in the “Salary” column are not the actual amount of cash salary paid to or realized by such NEOs. To conserve cash, Mr. Army agreed to a 25% base salary decrease effective July 23, 2023. Mr. Ramade’s salary was prorated through his October 31, 2023 departure date.

(2)
Our annual cash bonus payouts are reported in the “Non-equity incentive plan compensation” column since they are based on performance against pre-established performance goals. We did not pay any discretionary or other bonuses to any named executive officers in any of the years reflected.

(3)
The amounts reported represent the aggregate grant date fair value of stock awards, in the form of RSU awards, for all years presented, and in the form of performance stock unit, or PSU, awards for our CEO for 2022, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, disregarding the effect of estimated forfeitures. The grant date fair value of the RSU awards is determined based on the per share closing price of our common stock on the grant date as reported by the NYSE. The grant date fair value of the PSU award for our CEO for 2022 assumes target levels of performance. The grant date fair value of the CEO’s 2022 performance stock unit award assuming maximum levels of performance is $6,599,987. Whether, and to what extent, Mr. Army will realize value of the PSU award will depend on the Company’s revenue for the fiscal year ending December 31, 2024. These are not amounts paid to or realized by the NEOs. We caution that the amounts reported in the table for stock awards and, therefore, total compensation may not represent the amounts that each NEO will actually realize from the awards.

(4)
The amounts reported represent the aggregate grant date fair value of option awards, calculated in accordance with FASB ASC, Topic 718, disregarding the effect of estimated forfeitures. The grant date fair value of option awards is determined based on our Black-Scholes option pricing model, the assumptions of which are described in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. These are not amounts paid to or realized by the NEOs. We caution that the amounts reported in the table for stock awards and, therefore, total compensation may not represent the amounts that each NEO will actually realize from the awards.

(5)
The amounts reported reflect annual bonus earned under our corporate bonus plan for all of our NEOs, except our former CCO, which amounts reflect sales commissions earned with respect to the achievement of performance criteria under his commission plan. For all of our NEOs, except our former CCO, the amounts reported were earned in the year indicated but paid in February of the following year. The 2023 amounts for our former CCO represent his first and second quarter 2024 commission payments of an aggregate of €84,578.

(6)
For 2023 the amounts reported reflect (i) 401(k) plan matching contributions of $3,000 for Messrs. Army, Landry and Lawrence, (ii) a mobile technology allowance in the amount of $1,680 for Mr. Landry; and (iii) for Mr. Ramade, a car allowance in the amount of €20,400 (USD $22,032), expenses incurred in connection with the use of a home office in the amount of €2,100 (USD $2,268), and an “inconvenience allowance” related to the use of his home office in the amount of €7,200 (USD $7,776), in each case prorated to reflect his departure date of October 31, 2023, and an amount equal to €132,911 (USD $143,544), paid in connection with his separation from Vapotherm in exchange for his waiver of certain amounts due to him, including paid time-off and third and fourth quarter 2024 commission payments.

(7)	Mr. Ramade left Vapotherm on October 31, 2023.

(8)
Mr. Ramade provided services to the Company in France and was paid in Euros. For purposes of this report, the compensation paid to Mr. Ramade has been converted to U.S. dollars using the average foreign currency exchange rate for each year (1.08 U.S. dollars for 1.00 Euro for 2023; 1.05 U.S. dollars for 1.00 Euro for 2022 and 1.18 U.S. dollars for 1.00 Euro for 2021 amounts).

Elements of Our Executive Compensation Program

During 2023, our executive compensation program consisted of several key elements, which are described in the table below along with the key characteristics of, and the purpose for, each element and key 2023 changes.

Element	Key characteristics	Purpose	Key 2023 changes
Base salary (Fixed, cash)	A fixed amount, paid in cash periodically throughout the year and reviewed annually and, if appropriate, adjusted.	Reflects the executive’s skill set, experience, role and responsibilities.
Our CEO received no base salary increase during 2023 and to conserve cash agreed to an indefinite 25% base salary decrease effective July 23, 2023.

To conserve cash, our other NEOs received RSUs in lieu of a 7% base salary increase. These RSUs vested in full on December 31, 2023 for all of our NEOs, other than our former CCO who left the Company on October 31, 2023.

Short-term incentives (Variable, cash)	A variable, short-term element of compensation based on achievement of key pre-established annual or quarterly goals.	Motivates and rewards our executives for achievement of financial goals intended to achieve our annual business plan objectives.
While there were no changes to the target bonus percentages for our NEOs, we increased the maximum annual bonus opportunity to 200% of target and added a new above-target opportunity of 150% of target.

Each of our NEOs, other than our former CCO, was subject to a corporate bonus plan based on revenue, fourth quarter 2023 gross margin and fourth quarter 2023 adjusted EBITDA.

Our former CCO was subject to a commission plan similar to last year

Long-term incentives (Variable, stock option and restricted stock unit awards)	A variable, long-term element of compensation that is typically provided in the form of time-vested RSU awards and time-vested stock option awards.
Aligns the interests of our executives with our stockholders; encourages our executives to focus on long-term company financial performance; promotes retention of our executives; and encourages significant ownership of our common stock.

For retention purposes, in May 2022, each of our NEOs, other than our CEO, received his 2023 annual equity grants in the form of 100% stock options, which vest assuming a January 1, 2023 grant date, with 25% of the underlying shares vesting on January 1, 2024, and the remainder vesting in nearly equal monthly installments thereafter over the next three years.

Similarly, for retention purposes, in January 2023, each of our NEOs, other than our CEO, received his 2024 annual equity grants in the form of 100% stock options, with 25% of the underlying shares vesting on January 2, 2024, and the remainder vesting in nearly equal monthly installments thereafter over the next three years.

In addition, for retention purposes, in October 2023, all of our NEOs, other than our CEO and former CCO, received RSUs, which vest in three nearly equal annual installments over three years.

Element	Key characteristics	Purpose	Key 2023 changes
Perquisites and personal benefits	We provide very few perquisites, comprised only of a mobile tech allowance for our CFO and car/housing allowance and home office reimbursement for our former CCO.	Supports our executives in effectively contributing to our company success.	No changes.
Retirement benefits
Includes a defined contribution retirement plan with a discretionary Company match for U.S. executives. No other pension arrangements, post-retirement health coverage or nonqualified defined contribution or other deferred compensation plans.
		Provides an opportunity for employees to save and prepare financially for retirement.	No changes.
Change in control and severance benefits	Customary “double-trigger” change in control and severance benefits under our equity plan and separation pay agreements.	Attracts key executive talent and encourages continuity, stability and retention when considering the potentially disruptive impact of an actual or potential corporate transaction.	No changes, other than we entered into a separation agreement with our former CCO.

We describe each key element of our executive compensation program in more detail in the following pages, along with the compensation decisions made in 2023.

Base Salary

Purpose: Base salary is designed to compensate our NEOs at a fixed level of compensation that provides some financial certainty and security for our NEOs, and also serves as a retention tool throughout the executive’s career.

Competitive Positioning: In setting base salaries, the Compensation Committee considers many factors, including each executive’s roles and responsibilities, unique skills, future potential with our Company, salary levels for similar positions in our market, and internal pay equity.

Our goal is to target the market 50th percentile for total cash compensation, which includes base salary and target annual bonus or commission opportunity. We review each executive’s base salary each year, as well as in connection with any promotion, to determine whether base salary should be adjusted. Along with an executive’s individual performance, we consider movement of salary in the market and our financial results from the prior year, to determine appropriate salary adjustments. In comparing Mr. Ramade’s base salary to our target positioning, the Compensation Committee includes an annual customary €7,200 “inconvenience allowance” related to a home office that Mr. Ramade receives each year as required under his French employment agreement, resulting in an adjusted base salary of €327,615. Annual adjustments to base salaries occur on January 1st of each year.

2023 Base Salaries: The Compensation Committee reviewed base salaries at the end of 2022 and to conserve cash granted RSUs in lieu of a 7% base salary increase to all of our NEOs, except our CEO who received no base salary increase or RSU grant in lieu thereof for 2023. These RSUs vested in full on December 31, 2023, other than our former CCO who left the Company on October 31, 2023. As an additional effort to conserve cash, our CEO agreed to take an indefinite 25% base salary decrease effective July 23, 2023. Despite these actions, we keep track of each executive’s “notional” base salary, which is the base salary assuming the 7% increase in the case of Messrs. Landry and Lawrence and assuming no 25% decrease in the case of Mr. Army.

The table below sets forth each NEO’s 2022 and 2023 base salary and the percentage increase.

Named executive officer	2022 base salary	2023 base salary(1)	Change (%)
Joseph Army(2)	$ 572,000	$ 429,000	(25.0)%
John Landry	$ 406,000	$ 406,000	0.0%
Brian Lawrence	$ 415,655	$ 415,655	0.0%
Gregoire Ramade(3)	€ 320,415(4)	€ 320,415(3)	0.0%

(1)	The following are each executive’s notional base salary: Mr. Army ($509,080); Mr. Landry ($434,420); Mr. Lawrence ($444,751); and Mr. Ramade (€342,844).

(2)	Mr. Army’s base salary was reduced effective July 23, 2023 at his request to conserve cash.

(3)
Mr. Ramade’s base salary was approved and paid in Euros. His base salary, converted to U.S. dollars, was $336,436 for 2022 and $346,048 for 2023, using an average foreign currency exchange rate of 1.05 for 1.00 Euro for 2022 and 1.08 U.S. dollars for 1.00 Euro for 2023.

(4)	Mr. Ramade’s adjusted base salary, including the annual €7,200 “inconvenience allowance” referred to above, was €327,615 for 2022 and €353,824 for 2023.

Short-Term Incentive – Annual Bonus/Commission Plans

Purpose: Our short-term incentive, or STI, program, consisting of an annual corporate bonus plan for our CEO, CFO and CTO and a quarterly and annual commission plan for our former CCO, is designed to reward our executives for the achievement of pre-established short-term financial goals. Our STI program is designed to provide our executives a variable level of compensation based on Vapotherm’s financial and operating performance.

Competitive Positioning: Our strategy is to target the market 50th percentile for short-term incentives for performance that meets expected levels and to target total cash compensation (base salary plus target STI) at the market 50th percentile, with potential to exceed the market 50th percentile for above target performance. We have established a range of possible payouts under our STI plans so that our competitive position could be above or below our stated strategy based on performance outcomes, although corporate annual bonus plan payouts for our CEO, CFO and CTO and annual commission payouts for our CCO are capped at 200% of target

2023 Corporate Bonus Plan: For 2023, all of our NEOs, other than our former CCO, participated in our corporate bonus plan, which is governed under the Vapotherm, Inc. 2018 Cash Incentive Plan, and were eligible to receive an annual target bonus based on a specified percentage of their annual base salary, assuming a 7% base salary increase for those officers that received RSUs in lieu of a base salary increase for 2023 (which assumed base salary we refer to as a “notional” base salary), with a maximum payout at 200% of target.

Named executive officer	Target	Maximum
Joseph Army	100% of base salary	200% of target
John Landry	50% of base salary	200% of target
Brian Lawrence	45% of base salary	200% of target

While the 2023 target bonus percentage for our NEOs did not change from last year, the maximum payout opportunity was increased from 150% of target to 200% of target in order to further incentivize above-target performance for 2023. In addition an above-target goal was established for each performance measure, the achievement of which would result in a payout of 150% of target. In addition, while our CEO’s 2023 target bonus opportunity began the year at 100% of base salary, it changed to 100% of base salary paid, taking into account his 25% base salary decrease that he agreed to take effective July 23, 2023.

The 2023 corporate bonus plan was based on performance metrics of revenue (50%), fourth quarter 2023 gross margin (40%) and fourth quarter 2023 adjusted EBITDA (10%). The threshold, target, above-target and maximum goals for each performance measure for 2023 and actual 2023 performance as compared to these goals are set forth below.

Performance measure	Weighting	Threshold goal	Target goal	Above-target goal	Maximum goal	Actual
Revenue	50%	$ 66.84 mil.	$ 80.05 mil.	$ 86.76 mil.	$ 93.47 mil.	$ 68.67 mil.
4Q 2023 gross margin	40%	45.0%	53.2%	56.7%	60.0%	46.6%
4Q 2023 adjusted EBITDA	10%	$ 0.0	$ 166,000	$ 733,000	$ 1,609,000	$ (1.974) mil.

These three performance measures were selected for the 2023 corporate bonus plan because they were determined to continue to be the three most important indicators of our performance for 2023 as evaluated by management and analysts. The weightings between the revenue and gross margin performance measures were substantially the same as last year, with a focus primarily on revenue and gross margin, and with a slight emphasis on adjusted EBITDA, as the Company works towards its profitability goals.

The percentage of the target bonus to be earned under the corporate bonus plan was based on achievement of both threshold and target goals for each performance measure. In setting the threshold and target goals, the Compensation Committee considered past financial performance, market conditions, the past and anticipated effects of COVID-19 on our business and financial results, and the financial, strategic, and operational plans presented by management. The target goals were the same as in our 2023 annual operating plan, or AOP. In setting the goals for 2023, the Compensation Committee determined that it was appropriate to set the threshold goal for revenue slightly above 2022 actual revenue. The fourth quarter 2023 gross margin and adjusted EBITDA goals were all substantially above fourth quarter 2022 and full year 2022 actual amounts.

In addition, as a minimum trigger for any 2023 corporate bonus plan payout, the threshold revenue performance goal of $66.84 million was required to be met. The revenue and fourth quarter 2023 gross margin goals were achieved between threshold and target and the threshold fourth quarter 2023 adjusted EBITDA goal was not met, resulting in an overall 2023 corporate bonus plan achievement of 52% of target.

The table set forth below summarizes the target and maximum short-term incentive opportunities and actual payouts for each of our CEO, CFO and CTO.

Named executive officer	Target	Maximum	Actual payout ($)
Joseph Army	100% of base salary	200% of target	$264,722
John Landry	50% of notional base salary	200% of target	112,949
Brian Lawrence	45% of notional base salary	200% of target	104,072

2023 Former CCO Commission Plan: Our former CCO participated in an individual commission plan each year and was not eligible to participate in our corporate bonus plan. The former CCO’s 2023 commission plan was structured to pay out quarterly commissions, and if necessary an annual catch-up commission, based on pre-established quarterly and annual financial goals was to be paid.

Our former CCO was eligible to receive 2023 commissions based on 55% of his annual adjusted base salary, with a maximum payout at 200% of target.

Named executive officer	Target	Maximum
Gregory Ramade	55% of adjusted base salary	200% of target

The 2023 CCO quarterly commissions were based on revenue and disposables average selling price (ASP). The revenue goal for our former CCO was given more weight than the disposables ASP goal recognizing the CCO’s critical role in achieving our revenue goal. The target annual goal for revenue was $80.05 million, but for purposes of determining quarterly commissions, were broken down by quarter.

Our former CCO was eligible to receive a target quarterly commission of €48,200, comprised of €38,560 for revenue performance and €9,640 for disposables average selling price performance, plus a formula for above target performance, up to an annual cap of €192,800. Since our former CEO left the Company effective October 31, 2023, he did not receive an annual payout, but rather received quarterly commissions through second quarter of 2023. He waived his third and fourth quarters of 2023 commission payouts in exchange for a lump sum payment as part of his departure from the Company.

Performance measure	Weighting	Quarterly target payout	Annual target payout	Actual payout
Revenue	80%	€38,560	€154,240
Disposables ASP	20%	€ 9,640	€ 38,560
Total	100%	€48,200	€192,800	€87,886

Long-Term Incentives – Equity Compensation

Purpose: Our long-term incentive, or LTI, program is designed to recognize the efforts of our executives over an extended period of years and provide an additional incentive and retention element to their overall compensation package. Our LTI program, which typically comprises a significant portion of each NEO’s compensation package, is also intended to align the interests of our executives with our stockholders, encourage our executives to focus on long-term company financial performance, promote retention, and encourage significant ownership of our common stock.

Competitive Positioning: We typically target the market 50th percentile for our target LTI program.

Types of Equity Grants: Our Compensation Committee generally grants long-term incentives in the form of equity awards on an annual basis and to new executive hires. We also may make promotional or discretionary grants to executive officers for retention or other purposes. Such grants may vest based on the passage of time and/or the achievement of certain performance goals. All equity awards are granted under the stockholder-approved Vapotherm, Inc. 2018 Equity Incentive Plan.

In determining the size of equity grants for our NEOs, the Compensation Committee historically approved a long-term incentive value, expressed as a dollar value, which was based on an equal blend of market annual LTI value and an annual grant as a percent of company stock ownership. The LTI value increased as an executive’s level of responsibility increased, with our CEO having the highest LTI value consistent with his highest level of

Equity Award Mix. Historically, once an executive’s target total LTI value was determined, a certain percentage of that value was delivered in either performance stock awards, or PSUs, restricted stock awards, or RSUs, or stock options. For example, for 2022, 100% of the LTI value for our CEO was provided in PSUs; whereas for our other NEOs, 50% of that value was provided in time-based stock options and 50% was provided in time-based RSUs, with the number of stock options and RSUs based on the Black-Scholes value of our common stock and using an average closing price of our common stock over the most recent 30-trading days. The tables below describe these award types and why we provide them to our executives and the benefits of them:

Stock options	RSU awards
Provides executives with the opportunity once vested to purchase our common stock at a price fixed on the grant date regardless of future market price.	Provides executives a commitment by us to issue shares of our common stock at the time the RSU vests.
Exercise price is equal to fair market value of a share of our common stock on the grant date.	Provides the opportunity for capital accumulation and more predictable LTI value than stock options.
Vesting is time-based, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% vesting over a three-year period thereafter in 36 nearly equal monthly installments.
Vesting is time-based, vesting over a three-year period in three nearly equal annual installments on the anniversary of the grant date, so each January 1st.

Benefits of all equity award types
Incentivizes employees to maximize company performance, as the value of awards is directly tied to an appreciation in the value of our common stock.
Provides an effective retention mechanism because of vesting provisions.
Strengthens the relationship between the long-term value of our stock and the potential financial gain for executives.

2023 Equity Awards. For retention purposes, and as disclosed and discussed in last year’s proxy statement, each of our NEOs, other than our CEO, received his 2023 annual equity grant in May 2022 in the form of 100% stock options, which vest assuming a January 1, 2023 grant date, with 25% of the underlying shares vesting on January 1, 2024, and the remainder vesting in nearly equal monthly installments thereafter over the next three years.

The table below sets forth the number of stock options granted to each of our NEOs, other than our CEO, as such officer’s 2023 annual award, but adjusted to reflect our one-for-eight reverse stock split effected on August 18, 2023. Because these grants were made during 2022, the grant date fair value of these awards is reflected in 2022 compensation in the Summary Compensation Table above.

Named executive officer	Stock options (#)
Joseph Army	—
John Landry	6,625
Brian Lawrence	6,625
Gregoire Ramade	6,625

2024 Equity Awards. Similar to last year, for retention purposes, each of our NEOs, other than our CEO, received his 2024 annual equity grant on January 2, 2023 in the form of 100% stock options, with 25% of the underlying shares vesting on January 2, 2024, and the remainder vesting in nearly equal monthly installments thereafter over the next three years. The table below sets forth the number of stock options granted to each of our NEOs, other than our CEO, as such officer’s 2024 annual award, but adjusted to reflect our one-for-eight reverse stock split effected on August 18, 2023. Because these grants were made during 2023, the grant date fair value of these awards is reflected in 2023 compensation in the Summary Compensation Table above.

Named executive officer	Stock options (#)
Joseph Army	—
John Landry	6,834
Brian Lawrence	6,834
Gregoire Ramade	6,834

2023 Retention Awards. In addition, for retention purposes, in October 2023, all of our NEOs, other than our CEO and former CCO, received RSUs, which will vest in three nearly equal annual installments over three years. The table below sets forth the number of RSUs granted to each of our NEOs, other than our CEO and former CCO.

Named executive officer	RSUs (#)
Joseph Army	—
John Landry	20,000
Brian Lawrence	30,000
Gregoire Ramade	—

All Other Compensation

Our U.S. executives have the opportunity to participate in retirement plans, including a 401(k) plan, on the same basis as our other employees. We do not provide pension arrangements or post-retirement health coverage for our employees, including NEOs, or nonqualified defined contribution or other deferred compensation plans. We provide our executives with very few perquisites, comprised only of a mobile technology allowance for our CFO.

Executive Employment and Other Agreements

We are party to an amended and restated employment agreement with Mr. Army, an offer letter with each of Mr. Landry and Mr. Lawrence, and certain other agreements, which are described below.

Employment Agreement with Mr. Army

In October 2018, in connection with our initial public offering, we amended and restated Mr. Army’s employment agreement. This agreement provides for “at will” employment and has no specific term. Under the agreement, Mr. Army was entitled to receive an annual base salary, which is reviewed by the Compensation Committee at least annually, and an annual target bonus equal to 100% of his base salary as in effect at the beginning of the applicable calendar year, subject to the achievement of performance goals determined by the Compensation Committee. The amount, terms and conditions of any annual bonus will be determined by the Compensation Committee in its discretion and will be subject to, and payable in accordance with, the terms and conditions of our applicable bonus plan in effect from time to time. Mr. Army is also subject to restrictive covenants that include a prohibition on soliciting our employees during his employment with us and for 12 months thereafter and a non-competition provision during his employment with us and for 12 months thereafter.

Offer Letters with Messrs. Landry and Lawrence

In October 2018, in connection with our initial public offering, we entered into an offer letter with Mr. Landry which provides for “at will” employment and has no specific term. The offer letter set forth an initial annual base salary and target percentage for an annual discretionary performance bonus, subject to the achievement of performance goals and subject to, and payable in accordance with, the terms and conditions of the Company’s applicable bonus plan in effect from time to time.

In December 2021, we entered into an offer letter with Mr. Lawrence which provides for “at will” employment and has no specific term. The offer letter set forth an initial annual base salary and target percentage for an annual discretionary performance bonus, subject to the achievement of performance goals and subject to, and payable in accordance with, the terms and conditions of the Company’s applicable bonus plan in effect from time to time. The offer letter also included a relocation reimbursement of $100,000 if Mr. Lawrence relocated within 24 months of his start date. Mr. Lawrence also received a sign on bonus equivalent to his forfeited fourth quarter bonus.

Agreements with Mr. Ramade

In March 2016, we entered into an employment agreement with Mr. Ramade, which was amended in September 2020, which provides for “at will” employment and has no specific term. Under the agreement, Mr. Ramade was entitled to receive an annual base salary and is eligible for certain benefits, including an “inconvenience allowance” related to the use of his home office in an amount of €7,200 per year, a monthly car allowance of €1,700, and monthly payments of €175 for home office expenses, as well as variable compensation with a target equal to his annual base salary. If Mr. Ramade should exceed the commission plan targets, he would earn additional commissions in accordance with the conditions and method of calculations as detailed in the commission plan. The agreement also included restrictive covenants, including an invention assignment provision, a prohibition on disclosing our confidential information during Mr. Ramade’s employment with us and for ten years thereafter, a prohibition on soliciting our employees during Mr. Ramade’s employment with us and for one year thereafter, and a non-competition provision during Mr. Ramade’s employment with us and for 12 months thereafter.

On September 26, 2023, the Company and Mr. Ramade mutually agreed to an amicable separation of employment, effective October 31, 2023. As part of the mutually agreed separation, the Company paid Mr. Ramade a net amount that is not material in exchange for a full release of claims, including accrued vacation, commissions and other compensation and severance claims, which amount is reflected in the “All Other Compensation” column of the Summary Compensation Table.

Other Agreements

In April 2022, we entered into separation pay agreements with each of each of our NEOs which are described below under “—Potential Post-Termination and Change in Control Payments.” In addition to the covenants contained in Mr. Army’s amended and restated employment agreement with us, each such agreement includes an invention assignment provision and a prohibition on disclosing confidential information of ours during the NEO’s employment with us and any time thereafter.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate outstanding equity awards, consisting of RSU awards, PSU awards and stock options, held by our named executive officers as of December 31, 2023. No other equity awards were held by our NEOs as of December 31, 2023.

	Option awards(1)						Stock awards(1)
Name	Grant date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable(2) (#)		Option exercise price ($)(3)	Option expiration date(4)	Number of shares or units of stock that have not vested(5) (#)	Market value of shares or units of stock that have not vested(6) ($)
Joseph Army(7)
PSUs(8)	01/01/2022	—	—		—	—	0	0
RSUs	01/01/2021	—	—		—	—	1,154	1,154
Stock options	01/11/2019	8,921	—		137.20	01/11/2029	—	—
	01/01/2020	22,355	476	(9)	97.28	01/01/2030	—	—
	01/01/2020	7,377	156		97.28	01/01/2030	—	—
	01/01/2021	5,051	1,874		214.88	01/01/2031	—	—
John Landry
RSUs	01/01/2021	—	—		—	—	358	358
	01/01/2022	—	—		—	—	1,025	1,025
	11/07/2022	—	—		—	—	5,000	5,000
	10/02/2023	—	—		—	—	20,000	20,000
Stock options	01/11/2019	3,503	—		137.20	01/11/2029	—	—
	01/01/2020	9,733	210	(9)	97.28	01/01/2030	—	—
	01/01/2020	3,183	67		97.28	01/01/2030	—	—
	01/01/2021	1,570	580		214.88	01/01/2031	—	—
	01/01/2022	1,467	1,595		165.68	01/01/2032	—	—
	05/10/2022	—	6,625		25.28	05/10/2032	—	—
	01/02/2023	—	6,834		21.60	01/02/2033	—	—
Brian Lawrence
RSUs	12/06/2021	—	—		—	—	6,791	6,791
	01/01/2022	—	—		—	—	1,183	1,183
	11/07/2022	—	—		—	—	5,000	5,000
	10/02/2023	—	—		—	—	30,000	30,000
Stock options	01/01/2022	1,700	1,850		165.68	01/01/2032	—	—
	05/10/2022	—	6,625		25.28	05/10/2032	—	—
	01/02/2023	—	6,834		21.60	01/02/2033	—	—
Gregoire Ramade
Stock options	07/18/2018	4,057	—		30.24	01/31/2024	—	—
	07/18/2018	1,218	—		30.24	01/31/2024	—	—
	07/18/2018	1,899	—		30.24	01/31/2024	—	—
	01/23/2019	1,534	—		130.72	01/31/2024	—	—
	01/01/2020	3,830	—		97.28	01/31/2024	—	—
	01/01/2020	1,334	—		97.28	01/31/2024	—	—
	01/01/2021	1,288	—		214.88	01/31/2024	—	—
	01/01/2022	1,366	—		165.68	01/31/2024	—	—

(1)
All equity awards were granted under and are subject to the terms and conditions of the 2018 Equity Plan, except for awards granted prior to October 2018, which were granted under and are subject to the terms and conditions of our Vapotherm, Inc. 2015 Stock Incentive Plan (2015 Equity Plan). In addition, all equity awards granted to Mr. Ramade are granted under and are subject to the terms and conditions of a French Qualifying Subplan.

(2)
Unless otherwise indicated, all stock options vest over a four-year period, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remaining 75% of the underlying shares vesting over a three-year period thereafter in 36 nearly equal monthly installments, subject to the named executive officer’s continued employment or service through such date. With respect to equity awards granted under the 2018 Equity Plan, if a change in control of our Company occurs, outstanding options may become immediately exercisable in full and remain exercisable for the remainder of their terms. For more information, see the discussion under “—Potential Post-Termination and Change in Control Payments.”

(3)
On February 27, 2024, the Company effected a stock option repricing pursuant to which the exercise price of the repriced options was amended to reduce the exercise price to $0.915 per share, the closing price of the Company’s common stock on February 27, 2024. There is no change to the expiration dates or the vesting schedule of the repriced options.

(4)
All option awards have a 10-year term, but may terminate earlier if the recipient’s employment or service relationship with our Company terminates. All vested and outstanding options held by Mr. Ramade expire on January 31, 2024, the third months after his last date of employment with Vapotherm.

(5)
Unless otherwise indicated, all restricted stock unit awards vest in three nearly equal annual installments, subject to the named executive officer’s continued employment or service through such date. If a change in control of our Company occurs, outstanding restricted stock units may become immediately vested in full. For more information, see the discussion under “—Potential Post-Termination and Change in Control Payments.”

(6)	Based on the closing price of our common stock on the last trading day of 2023, December 29, 2023 ($1.00), as quoted on the OTCQX Market.

(7)	Does not include stock options held by Mr. Army’s spouse, who is also an employee of the Company (see “Security Ownership of Certain Beneficial Owners and Management”).

(8)
The PSUs held by Mr. Army will vest, if at all, solely based on the achievement of revenue performance goals for the year ending December 31, 2024. In addition, the PSU award will vest earlier upon certain terminations of employment and upon a change in control if the award is not continued, assumed, or substituted with equivalent awards by the successor entity. Amounts reported represent the number of PSU awards that were in progress based on anticipated actual levels of performance through 2023.

(9)
This stock option was granted with performance- and time-based vesting criteria whereby between 0% and 100% of the shares subject to the award (determined using straight line interpolation) vested based on the Company’s achievement of certain annual worldwide revenue and gross margin goals, as measured on a weighted average basis, with 65% determined based on the achievement of the worldwide revenue goal and 35% based on the achievement of the worldwide gross margin goal. To the extent vested based on performance, 25% of the shares subject to the option was scheduled to vest on the first anniversary of the grant date for the award granted in 2019 and on the determination date for the award granted in 2020 and the remainder is scheduled to vest in equal monthly installments thereafter over the three years thereafter, subject to the named executive officer’s continued employment or service through such date. With respect to the performance-based stock options granted in 2019, 35% of each award granted vested based on performance, and with respect to the performance-based stock options granted in 2020, 100% of each award granted vested based on performance; and accordingly, these awards are now subject only to the remaining time-based vesting.

Potential Post-Termination and Change in Control Payments

Change in Control Arrangements

To encourage continuity, stability and retention when considering the potential disruptive impact of an actual or potential corporate transaction, we have established change in control arrangements, including provisions in our equity-based compensation plan and separation pay agreements with our executives, which are described in more detail below. These arrangements are designed to incentivize our executives to remain with our Company in the event of a change in control or potential change in control. We believe our change in control arrangements are an important part of our executive compensation program in part because they mitigate some of the risk for executives working in a smaller company where there is a meaningful likelihood that the Company may be acquired. Change in control benefits are intended to attract and retain qualified executives who, absent these arrangements and in anticipation of a possible change in control of our Company, might consider seeking employment alternatives to be less risky than remaining with our Company through the transaction. We believe that relative to our Company’s overall value, our potential change in control benefits are relatively small and are aligned with current peer company practices.

The Vapotherm, Inc. 2018 Equity Incentive Plan, which we refer to as our 2018 Equity Plan, provides for double-trigger vesting in the event of a change in control of our Company. The double-trigger vesting is consistent with prevailing market practice and is intended to help attract and retain top talent. Under the “double trigger” change in control provision, our previously granted and future equity awards will not vest in connection with a change in control unless there is a termination event or the equity awards are not continued, assumed or substituted with like awards by the successor. These additional payments and benefits will not be triggered just by a change in control, but require a termination event not within the control of the executive, and thus are known as “double trigger” change in control arrangements.

Under the 2018 Equity Plan, if a change in control of our Company occurs, and if an award is continued, assumed or substituted by the successor entity, the award will not vest or lapse solely as a result of the change in control but will instead remain outstanding under the terms pursuant to which it has been continued, assumed or substituted and will continue to vest or lapse pursuant to such terms. If the award is continued, assumed or substituted by the successor entity and within two years following the change in control the participant is either terminated by the successor entity without “cause” or, if the participant is an employee, resigns for “good reason,” each as defined in the plan, then:

●	All outstanding stock options and SARs held by such participant will become immediately vested and exercisable in full and will remain exercisable for the remainder of their respective terms;

●	All restrictions imposed on restricted stock (RSAs), RSUs or deferred units that are not performance-based held by such participant will lapse and be of no further force and effect;

●
All performance-based awards held by such participant for which the performance period has been completed as of the date of such termination or resignation but have not yet been paid will vest and be paid in cash or shares and at such time as provided in the award agreement based on actual attainment of each performance goal; and

●
All performance-based awards held by such participant for which the performance period has not been completed as of the date of such termination or resignation will with respect to each performance goal vest and be paid out for the entire performance period (and not pro rata) based on actual performance achieved through the date of such termination or resignation with the manner of payment to be made in cash or shares as provided in the award agreement within 30 days following the date of termination or resignation.

If a change in control of our Company occurs, and if an award participant suffers a “termination of continued employment” in connection with such change in control, or if outstanding awards are not continued, assumed or substituted with equivalent awards by the successor entity, or in the case of a dissolution or liquidation of our Company, outstanding awards will be subject to the following rules:

●
All outstanding stock options and SARs will become fully vested and exercisable and the committee will give such participant a reasonable opportunity to exercise any and all stock options and SARs before but conditioned upon the resulting change in control, and if a participant does not exercise all stock options and SARs, the committee will pay such participant the difference between the exercise price for the stock option or grant price for the SAR and the per share consideration provided to other similarly situated stockholders in the change in control, provided, however, that if the exercise price or grant price exceeds the consideration provided, then such exercised stock option or SAR will be canceled and terminated without payment;

●
All restrictions imposed on RSAs, RSUs or deferred units that are not performance-based will lapse and be of no further force and effect, and RSUs and deferred units will be settled and paid in cash or shares and at such time as provided in the award agreement, provided, however, that if any such payment is to be made in shares, the committee may provide such holders the consideration provided to other similarly situated stockholders in the change in control;

●
All performance-based awards held by such participant for which the performance period has been completed as of the date of the change in control but have not yet been paid will vest and be paid in cash or shares and at such time as provided in the award agreement based on actual attainment of each performance goal; and

●
All performance-based awards held by such participant for which the performance period has not been completed as of the date of the change in control will with respect to each performance goal vest and be paid out for the entire performance period (and not pro rata) based on actual performance achieved through the date of the change in control with the manner of payment to be made in cash or shares as provided in the award agreement within 30 days following the change in control.

These change in control provisions may not be terminated, amended or modified in any manner that adversely affects any then-outstanding award or award participant without the prior written consent of such participant.

In addition to the change in control provisions in our 2018 Equity Plan, we entered into separation pay agreements with our executives in April 2022 to standardize our officer severance protection, align them with prevailing market practices and help attract and retain top talent. These new protections, which replaced existing severance protections for our CEO and CFO, provide certain payments and benefits in the event of a termination of employment in connection with a change in control. These “double trigger” change in control protections are intended to induce executives to accept or continue employment with our Company, provide consideration to executives for certain restrictive covenants that apply following termination of employment, and provide continuity of management in connection with a threatened or actual change in control transaction. If an executive’s employment is terminated without “cause” or by the executive for “good reason” (as such terms are defined in the agreements) within two years following a change in control, the executive will be entitled to receive a severance payment and certain benefits. These arrangements and a quantification of the payment and benefits provided under these arrangements are described in more detail below.

Separation Pay Agreements

Each of our NEOs is entitled to receive severance benefits upon certain other qualifying terminations of employment, other than a change in control, pursuant to the provisions of the separation pay agreements. These severance arrangements are intended to induce the executives to accept or continue employment with our Company and are primarily intended to retain our executives and provide consideration to those executives for certain restrictive covenants that apply following a termination of employment. Additionally, we entered into these agreements because they provide us with valuable protection by subjecting the executives to restrictive covenants. These restrictive covenants prohibit the disclosure of confidential information during and following the executive’s employment and limit their ability to engage in competition with us or otherwise interfere with our business relationships following a termination. The receipt of any severance payments or benefits is conditioned upon the executive’s execution of a release of claims.

In order to standardize our officer severance protections and align them with prevailing market practices, in April 2022, we entered into a separation pay agreement with each of our executives replacing the existing severance protections for Messrs. Army and Landry. Under the terms of the separation pay agreement, if the executive is terminated for “cause” or the executive terminates his employment other than for “good reason,” in each case as defined in the agreement, we will have no obligations, other than payment of accrued obligations. Accrued obligations include (i) any accrued base salary through the date of termination; (ii) any annual cash incentive compensation awards earned but not yet paid; (iii) the value of any accrued vacation; and (iv) reimbursement for any unreimbursed business expenses.

In the event we terminate the executive’s employment without “cause” or the executive resigns for “good reason,” in each case as defined in the agreement, we will be obligated to pay severance in addition to the accrued obligations and provide certain benefits to the executive. The severance will equal the sum of (i) the executive’s then current annual base salary, plus (ii) an amount equal to the executive’s then current annual target bonus, except that the CEO’s severance payment will equal 1.25 times that amount. The severance will be paid one-half after the executive’s execution of a release and the remaining in six instalments, but no later than March 15 of the following year. If such an involuntary termination of the executive’s employment occurs in connection with a “change in control” of the Company, as defined in the agreement, then the severance payment will be paid in lump sum and equal 1.5 times the amount of the severance payment as described above (2.0 times for the CEO). In addition to a severance payment, the executive also will be entitled to receive the following severance benefits: (i) a pro rata portion of the executive’s annual cash incentive compensation award for the fiscal year that includes the termination date if earned pursuant to the terms thereof, at such time and in such manner as determined pursuant to the terms thereof, less any payments thereof already made during such fiscal year; provided, however, that any portion of the executive’s award that is based on individual performance will be deemed fulfilled at a target performance level (or, in the event of an involuntary termination in connection with a change in control, a pro rata portion of the executive’s target annual cash incentive compensation award for the fiscal year that includes the termination date, less any payments thereof already made during such fiscal year; provided, however, that if the termination date occurs during the last two months of the fiscal year, in which case it will be a pro rata portion of the greater of: (a) the executive’s target annual cash incentive compensation award for the fiscal year that includes the termination date; or (b) the executive’s actual annual cash incentive compensation award for the fiscal year that includes the termination date, based on trend of actual performance through the termination date; (ii) payment or reimbursement for the cost of COBRA continuation coverage for up to 12 months (15 months for the CEO) and up to 18 months in the event of an involuntary termination in connection with a change in control, subject to termination if the executive accepts employment with another employer and is COBRA ineligible; and (iii) outplacement assistance for a period of up to 12 months (15 months for the CEO) and up to 18 months (24 months in the CEO) in the event of an involuntary termination in connection with a change in control, subject to termination if the executive accepts employment with another employer. The executive must enter into a release of all claims within 45 days after the termination date before any severance payments or benefits will be made.

If an executive’s employment is terminated due to the executive’s death or disability, the executive will be entitled to his annual incentive target bonus for the year that includes the date of termination, prorated for the portion of the year that the executive was employed, and accelerated vesting for all equity awards, with performance-based equity awards paid out based on the higher of target performance or actual performance achieved through the termination date, in addition to accrued obligations.

Except as otherwise provided in the separation pay agreements in the event of a death or disability, treatment of the executive’s equity awards will continue to be governed by the applicable equity plan and award agreements.

If the executive breaches certain provisions of the separation pay agreement or the terms of his continuing confidentiality, non-compete and assignment of inventions obligations with the Company, then our obligations to provide severance payments and benefits will cease immediately and permanently, and the executive will be required to repay an amount equal 90% of the payments and benefits previously provided to the executive under the agreement, with interest. The agreement provides for other clawback provisions, including if we are required to restate our financial statements under certain circumstances, or are required or permitted to clawback compensation under applicable law or Company policy. All payments under the agreement will be net of applicable tax withholdings and if any payments or benefits deemed made in connection with a future change in control are subject to the “golden parachute” excise tax under Section 4999 of the U.S. Internal Revenue Code of 1986, as amended, the payments will be reduced to one dollar less than the amount that would subject the executive to the excise tax if the reduction results in the executive receiving a greater amount on a net-after tax basis than would be received if the executive received the payments and benefits and paid the excise tax.

Each agreement has an initial three-year term and will automatically renew for additional one-year periods unless we or the executive provides notice of termination of the agreement.

Separation Agreement with Mr. Ramade

On September 26, 2023, the Company and Mr. Ramade mutually agreed to an amicable separation of employment, effective October 31, 2023. As part of the mutually agreed separation, the Company paid Mr. Ramade a net amount that is not material in exchange for a full release of claims, including accrued vacation, commissions and other compensation and severance claims, which amount is reflected in the “All Other Compensation” column of the Summary Compensation Table.

Potential Payments to Name Executive Officers

The table below reflects the amount of compensation and benefits payable to each named executive officer, in the event of (i) any voluntary resignation or termination or termination for cause; (ii) an involuntary termination without cause; (iii) an involuntary termination without cause or a resignation for good reason within two years following a change in control, or a qualifying change in control termination; (iv) termination by reason of an executive’s death or disability; and (v) a change in control without a related termination of employment event. The amounts reported in the table assume the applicable triggering event occurred on December 31, 2023, and, therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Type of payment(1)	Voluntary/ for cause termination ($)	Involuntary termination without cause ($)	Qualifying change in control termination ($)	Death/ disability ($)	Change in control ($)
Joseph Army	Cash severance(2)	—	1,430,000	2,288,000	—	—
	Benefit continuation(3)	—	27,239	32,687	—	—
	Annual bonus(4)	—	572,000	572,000	572,000	—
	Outplacement benefits(5)	—	30,000	48,000	—	—
	Option acceleration(6)	—	—	—	—	—
	PSU acceleration(7)	—	—	19,917	19,917	—
	RSU acceleration(8)	—	—	1,154	1,154	—
John Landry	Cash severance(2)	—	651,630	977,445	—	—
	Benefit continuation(3)	—	29,086	43,629	—	—
	Annual bonus(4)	—	217,210	217,210	217,210	—
	Outplacement benefits(5)	—	24,000	36,000	—	—
	Option acceleration(6)	—	—	—	—	—
	RSU acceleration(8)	—	—	26,383	26,383	—
Brian Lawrence	Cash severance(2)	—	644,889	967,333	—	—
	Benefit continuation(3)	—	29,086	43,629	—	—
	Annual bonus(4)	—	200,138	200,138	200,138	—
	Outplacement benefits(5)	—	24,000	36,000	—	—
	Option acceleration(6)	—	—	—	—	—
	RSU acceleration(8)	—	—	42,974	42,974	—
Gregoire Ramade(9)	Cash severance(2)	143,544	573,920	860,881	—	—
	Benefit continuation(3)	—	5,302	7,953	—	—
	Annual bonus(4)	—	203,649	203,649	203,649	—
	Outplacement benefits(5)	—	24,000	36,000	—	—
	Option acceleration(6)	—	—	—	—	—
	RSU acceleration(8)	—	—	—	—	—

(1)	The benefit amounts set forth in the table do not reflect any reduction that may be necessary to prevent the payment from being subject to an excise tax under Code Section 280G, if applicable.

(2)
Represents 1x (1.25x for the CEO) the sum of the executive’s annual base salary (notional base salary, if applicable) and target annual bonus in the event of an involuntary termination without cause and 1.5x (2x for the CEO) the sum of the executive’s annual base salary (notional base salary, if applicable) and target annual bonus in the case of a qualifying change in control termination. For Mr. Ramade under the voluntary termination column, represents the cash settlement amount equal to €132,911 (USD $143,544), paid in connection with his separation from Vapotherm in exchange for his waiver of certain amounts due to him, including paid time-off and third and fourth quarter 2024 commission payments.

(3)
Represents the applicable COBRA premium payment or reimbursement for continued coverage under our medical benefits plan for up to 12 months (15 months for the CEO) in the event of an involuntary termination without cause or up to 18 months in the event of a qualifying change in control termination.

(4)	Assumes payment equal to the executive’s target bonus for 2023 for all scenarios since the target bonus was higher than the earned bonus for 2023.

(5)
Represents estimated outplacement assistance for a period of up to 12 months (15 months for the CEO) in the event of an involuntary termination without cause or up to 18 months (24 months for the CEO) in the event of a qualifying change in control termination, assuming $2,000 per month in costs.

(6)
Based on the difference between: (i) the per share market price of the shares of our common stock underlying the unvested stock options held by such executive as of December 31, 2023, based upon the closing price of our common stock on the last trading day of 2023, December 29, 2023 ($1.00), as quoted on the OTCQX market, and (ii) the per share exercise price of the options held by such executive. The per share exercise price of all unvested stock options held by our named executive officers included in the table as of December 31, 2023 ranges from $97.28 to $214.88 in the case of Mr. Army, from $21.60 to $165.68 in the case of Mr. Lawrence and from $97.28 to $137.20 in the case of Mr. Landry. The “Change in control” scenario assumes that options are continued, assumed or substituted with equivalent awards in connection with the change in control and there is no related termination of employment event. The “Qualifying change in control termination” scenario discloses the amounts realized in connection with option acceleration if there is both a change in control and related termination of employment event.

(7)
Represents the value of shares of our common stock that Mr. Army would have been entitled to receive as payout of his 2022 PSU awards. The “Change in control” scenario assumes that PSUs are continued, assumed or substituted with equivalent awards in connection with the change in control and there is no related termination of employment event. The “Qualifying change in control termination” scenario discloses the amounts realized in connection with PSU award acceleration if there is both a change in control and related termination of employment event.

(8)
Based on: (i) the number of unvested RSU awards held by such executive as of December 31, 2023, multiplied by (ii) the per share market price of our common stock as of December 31, 2023, based upon the closing price of our common stock on the last trading day of 2023, December 29, 2023 ($1.00), as quoted on the OTCQX Market. The “Change in control” scenario assumes that RSUs are continued, assumed or substituted with equivalent awards in connection with the change in control and there is no related termination of employment event. The “Qualifying change in control termination” scenario discloses the amounts realized in connection with RSU award acceleration if there is both a change in control and related termination of employment event.

(9)
Mr. Ramade provides services to the Company in France and is paid in Euros. For purposes of this proxy statement, the compensation paid and payable to Mr. Ramade has been converted to U.S. dollars using the average foreign currency exchange rate of 1.08 U.S. dollars for 1.00 Euro for 2023 amounts.

Compensation Risk Assessment

As a result of our annual assessment on risk in our compensation programs, we concluded that our compensation policies, practices, and programs and related compensation governance structure work together in a manner so as to encourage our employees, including our NEOs, to pursue growth strategies that emphasize stockholder value creation, but not to take unnecessary or excessive risks that could threaten the value of our Company. As part of our assessment, we noted in particular the following:

●	annual base salaries for employees are not subject to performance risk and, for most non-executive employees, constitute the largest part of their total compensation;

●
performance-based, or at risk, compensation awarded to our employees, which for our higher-level employees constitutes the largest part of their total compensation, is appropriately balanced between annual and long-term performance and cash and equity compensation and utilizes several different performance measures and goals that are drivers of long-term success for our Company and stockholders and, in many cases, has appropriate maximums; and

●
a significant portion of performance-based compensation is in the form of long-term equity incentives, which do not encourage unnecessary or excessive risk because they generally vest over a three- to four-year period of time, thereby focusing our employees on our long-term interests.

As a matter of best practice, we will continue to monitor our compensation policies, practices, and programs to ensure that they continue to align the interests of our employees, including in particular our executive officers, with those of our long-term stockholders while avoiding unnecessary or excessive risk.

Anti-hedging and Anti-pledging Policy

Since there is a heightened legal risk and the potential appearance of improper or inappropriate conduct if directors, officers and other employees engage in certain types of transactions in our securities that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities, our Insider Trading Policy provides that any person covered by our Insider Trading Policy may not engage in any of the following transactions:

●
Short Sales. Short sales of our securities may evidence an expectation on the part of the seller that the securities will decline in value, and therefore might signal to the market that the seller lacks confidence in the Company’s prospects. In addition, short sales may reduce a seller’s incentive to improve the Company’s performance. For these reasons, direct and indirect short sales of our securities are prohibited. In addition, Section 16(c) of the Exchange Act prohibits executive officers and directors from engaging in short sales. Short sales arising from certain types of hedging transactions are also governed by the paragraph below entitled “Hedging Transactions.”

●
Publicly Traded Options. Given the relatively short term of publicly traded options, transactions in options may create the appearance that a director, officer or other employee or person subject to our Insider Trading Policy is trading based on material nonpublic information and focus such person’s attention on short-term performance at the expense of our long-term objectives. Accordingly, transactions in put options, call options or other derivative securities involving our securities on an exchange or in any other organized market are prohibited.

●
Hedging Transactions. Hedging or monetization transactions can be accomplished through a number of possible mechanisms, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. Such hedging transactions may permit a director, officer or other employee or person subject to our Insider Trading Policy to continue to own our securities obtained through employee benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, the director, officer or other employee or person subject to our Insider Trading Policy may no longer have the same objectives as our other stockholders. Therefore, directors, officers and other employees and other persons subject to our Insider Trading Policy are prohibited from engaging in any such transactions.

●
Margin Accounts and Pledged Securities. Securities held in a margin account as collateral for a margin loan may be sold by the broker without the customer’s consent if the customer fails to meet a margin call. Similarly, securities pledged (or hypothecated) as collateral for a loan may be sold in foreclosure if the borrower defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the pledger is aware of material nonpublic information or otherwise is not permitted to trade in our securities, directors, officers and other employees and persons subject to our Insider Trading Policy are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

●
Standing and Limit Orders. Standing and limit orders (except standing and limit orders under Rule 10b5-1 plans) create heightened risks for insider trading violations, similar to the use of margin accounts. There is no control over the timing of purchases or sales that result from standing instructions to a broker, and as a result, the broker could execute a transaction when a director, officer or other employee is in possession of material nonpublic information. We therefore discourage placing standing or limit orders on our securities other than pursuant to a Rule 10b5-1 plan. If a person subject to our Insider Trading Policy determines that they must use a standing order or limit order, that person must contact our Compliance Officer for clearance to place the order.

Director Compensation

Overview

Our non-employee director compensation program generally is designed to attract and retain experienced and knowledgeable directors and to provide equity-based compensation to align the interests of our directors with those of our stockholders. In 2023, our non-employee director compensation was comprised of equity compensation, in the form of stock options, restricted stock units, or a combination thereof, and cash compensation, in the form of annual retainers. Each of these components is described in more detail below. Joseph Army, as an employee director, does not receive any additional compensation for his service as a director.

Director Compensation Process

The Board of Directors has delegated to the Compensation Committee the responsibility, among other things, to review and recommend to the Board any proposed changes in non-employee director compensation. In connection with such review, the Compensation Committee is assisted in performing its duties by our Human Resources Department and also engages an independent external compensation consultant from time to time to provide analysis regarding non-employee director compensation. To save costs, we have not retained an independent external compensation consultant to review the competitiveness of our non-employee director compensation program.

Non-Employee Director Compensation Highlights

Some of the highlights of our non-employee director compensation program are:

●	No Additional Fees for Board or Committee Meeting Attendance: Meeting attendance is an expected part of Board service.

●	Emphasis on Equity: There is an emphasis on equity in the overall compensation mix to further align interests with stockholders.

●	Recognition of Special Roles: Special roles (such as Board Chairman and Committee Chairs) are fairly recognized for their additional time commitments.

●	Limit on Total Non-Employee Director Compensation: Our equity incentive plan contains a limit on total non-employee director compensation.

●	Stock Ownership Guidelines: A guideline of three times the annual Board and Committee cash retainers supports alignment with stockholders’ interests and mitigates potential compensation-related risk.

●	No Perquisites: Our directors receive no perquisites, personal benefits or other compensation.

Cash Compensation

Our non-employee directors receive an annual cash retainer for service to our Board of Directors and an additional annual cash retainer for service on any Board committee or for serving as the chair of our Board of Directors or any of its committees, in each case, typically prorated for partial years of service and paid quarterly, in arrears, or upon the earlier departure of the non-employee director. As described in more detail below, to save costs, all of our non-employee directors received an RSU award in lieu of their 2023 cash retainers.

The following table sets forth our non-employee director compensation program for 2023. The Board Chairman retainer is in lieu of the Board member retainer and each of the Board committee Chair retainers is in lieu of the Board committee member retainer.

($)
Board Member Retainer	40,000
Board Chairman Retainer	80,000
Audit Committee Member Retainer	10,000
Audit Committee Chair Retainer	20,000
Compensation Committee Member Retainer	7,500
Compensation Committee Chair Retainer	15,000
Nominating and Corporate Governance Committee Member Retainer	5,000
Nominating and Corporate Governance Committee Chair Retainer	10,000
Strategic Transactions Committee Member Retainer	5,000
Strategic Transactions Committee Chair Retainer	10,000

To save costs, all of our non-employee directors received an RSU award on January 2, 2023 in lieu of their 2023 cash retainers, which vested in four quarterly installments during 2023. The number of shares underlying the RSU award was determined by dividing each director’s anticipated cash retainers for 2023 by an assumed stock price of $5.00. The shares underlying these RSUs were adjusted in connection with our one-for-eight reverse stock split effected on August 18, 2023.

Equity-Based Compensation

Our non-employee directors receive initial and annual equity awards in the form of restricted stock units or stock options (or a combination thereof), in the discretion of the Compensation Committee. The non-employee director initial equity awards typically have a grant date fair value of $187,500, and the non-employee director annual equity awards typically have a grant date fair value of $125,000. However, for 2023, the annual equity awards had a grant date fair value of $8,379 due to our depressed stock price and our desire not to grant equity awards with a full grant date fair value of $125,000 for dilution purposes and to conserve shares under our stockholder-approved equity plan.

The initial equity awards vest over three years in nearly equal annual installments, subject to the director’s continued service to the Board through the applicable vesting date. The annual equity awards vest in full on the earlier of the first anniversary of the grant date or the date of the following annual meeting of stockholders of the Company, subject, in each case, to the director’s continued service to the Board through the applicable vesting date. All equity awards granted to our non-employee directors vest in full upon the non-employee director’s death or a change in control.

Election to Receive Equity-Based Compensation In Lieuof Cash Compensation

Our non-employee director compensation policy allows our non-employee directors to elect to receive an RSU award (as opposed to a fully vested stock award) in lieu of 100% of their annual cash retainers payable for services to be rendered as a non-employee director, chairman and chair or member of any board committee. Each non-employee director who elects to receive an RSU award in lieu of such director’s annual cash retainers for a year is automatically granted on January 1st of that year an RSU award under our 2018 Equity Plan for that number of shares of our common stock as determined by dividing the aggregate dollar amount of all annual cash retainers anticipated to be payable to such director for the year by the closing price of our common stock on December 31st of the prior year. These RSU awards vest in four nearly equal installments on the following March 31st, June 30th, September 30th and December 31st. As mentioned above, to save costs, we required all of our non-employee directors to receive RSU awards in lieu of their annual cash retainers for 2023 and we determined the number of RSUs based on an assumed stock price of $5.00 per share, rather than the closing price of our common stock on December 31, 2022, which was $21.60, and would have resulted in an unacceptable dilution rate and consumed too many shares under our equity plan.

If a non-employee director who elected to receive an RSU award in lieu of such director’s annual cash retainers is no longer a director before such director’s interest in all of the shares underlying RSU award have vested and become issuable, then, the RSU award will vest immediately on the termination date as to a pro rata percentage of the non-vested underlying shares that are scheduled to vest on the next scheduled vesting date; provided, however that as with the director’s other equity awards, the entire RSU award will vest in full upon the director’s death or upon a change in control of our Company.

If a non-employee director who elected to receive an RSU award in lieu of such director’s annual cash retainers becomes entitled to receive an increased or additional annual cash retainer during the year, such director will receive such increased or additional annual cash retainers in cash until next year if the director elects (on or prior to December 31 of the previous year) to receive an RSU award in lieu of such director’s annual cash retainers.

If a non-employee director who elected to receive an RSU award in lieu of such director’s annual cash retainers experiences a decrease in annual cash retainers or a change in the director’s membership on one or more board committees or chair positions during the year such that the director becomes entitled to receive annual cash retainers for such year aggregating an amount less than the aggregate amount used to calculate the director’s most recent RSU award received, the director will forfeit as of the effective date of such cash retainer change or board committee or chair change his or her rights to receive a pro rata portion of the shares underlying such RSU award reflecting the decrease in the director’s aggregate annual cash retainers and the date on which such decrease occurred. In addition, the vesting of the RSU award will be revised appropriately to reflect any such change in the number of shares underlying the RSU award and the date on which such change occurred.

Reimbursement of Expenses; Indemnification

Our non-employee directors are also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of our Board of Directors and any committee on which they serve.

We have agreed to indemnify each of our directors against certain liabilities, costs and expenses, and have purchased D&O liability insurance.

Limit on Total Non-Employee Director Compensation

Our 2018 equity incentive plan contains a limit on total non-employee director compensation. The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year, including awards granted under the plan and cash fees or other compensation paid by us to such director outside of the plan, in each case, for services as a director during such calendar year, may not exceed $500,000 in the aggregate, calculating the value of any awards based on the grant date fair value in accordance with FASB ASC 718 and assuming maximum payout levels.

Director Compensation Table for 2023

The following table sets forth information concerning the compensation of our non-employee directors during the year ended December 31, 2023. Joseph Army is not compensated separately for his service as a director, and his compensation is discussed under “Executive Compensation.”

Name	Fees earned or paid in cash(1) ($)	Stock awards(2)(3) ($)	Option awards(4) ($)	Total ($)
Anthony Arnerich	52,500	8,379	—	60,879
Lance Berry	60,000	8,379	—	68,379
Lori Knowles	47,500	8,379	—	55,879
James Liken	90,000	8,379	—	98,379
Mary Beth Moynihan	50,000	8,379	—	58,379
Donald Spence	60,000	8,379	—	68,379
Elizabeth Weatherman	60,000	8,379	—	68,379

(1)
Cash retainers are typically paid quarterly, in arrears, or earlier upon a director’s resignation. To save costs, we required all of our non-employee directors to receive RSU awards in lieu of their 2023 annual cash retainers. We determined the number of RSUs based on an assumed stock price of $40.00 per share, rather than the closing price of our common stock on December 31, 2022, which was $21.60. We used a higher assumed stock price to reduce dilution and the use of shares under our equity plan. All of the shares underlying these RSU awards were adjusted to reflect our one-for-eight reverse stock split effected on August 18, 2023. Each of the following directors received the following RSU awards, as adjusted to reflect the reverse stock split:

Name	Number of RSUs
Anthony Arnerich	1,312
Lance Berry	1,500
James Liken	2,250
Lori Knowles	1,187
Mary Beth Moynihan	1,250
Donald Spence	1,500
Elizabeth Weatherman	1,500

Because an assumed stock price was used, which was much higher than the actual stock price on the grant date, the economic value of the RSU awards received in lieu of the 2023 annual cash retainers was significantly less than the annual cash retainers forfeited by the directors.

(2)
In addition to the RSU awards received in lieu of 2023 annual cash retainers, each of our non-employee directors as part of their annual equity compensation was granted on July 26, 2023 an RSU award covering 2,625 shares of our common stock, as adjusted to reflect our one-for-eight reverse stock split. The number of shares underlying these RSU awards was determined by dividing the $125,000 in annual equity compensation by an assumed stock price of $47.60, resulting in 21,000 RSUs, which then converted to 2,625 RSUs. We used a higher assumed stock price to reduce dilution and the use of shares under our equity plan. All of the shares underlying these RSU awards were adjusted to reflect our one-for-eight reverse stock split effected on August 18, 2023. The amounts reported represent the aggregate grant date fair value of these annual RSU awards, calculated in accordance with FASB ASC Topic 718, disregarding the effect of estimated forfeitures, which grant date fair value per share equaled $3.192 as opposed to the assumed per share stock price of $47.60, which was used to determine the number of RSUs granted. Accordingly, the amounts reported in this column reflect the accounting costs for the stock awards and do not reflect the actual economic value that may be received by the director upon any sale of the underlying shares of common stock.

(3)	The table below shows the aggregate number of unvested stock awards held as of December 31, 2023 by each director listed in the above table.

Name	Number of shares of common stock underlying unvested stock awards
Anthony Arnerich	2,625
Lance Berry	2,625
Lori Knowles	2,959
James Liken	2,625
Mary Beth Moynihan	2,959
Donald Spence	2,625
Elizabeth Weatherman	2,625

(4)	The table below shows the aggregate number of stock options awards (exercisable and unexercisable) held as of December 31, 2023 by each director listed in the above table.

Name	Number of shares of common stock underlying options
Anthony Arnerich	4,057
Lance Berry	2,870
Lori Knowles	1,089
James Liken	2,276
Mary Beth Moynihan	1,089
Donald Spence	1,089
Elizabeth Weatherman	2,276

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Significant Beneficial Owners

The table below sets forth information as to entities that have reported to the SEC or have otherwise advised us that they are a beneficial owner, as defined by the SEC’s rules and regulations, of more than five percent of our outstanding common stock, in each case as of the dates as reflected in the notes to the table below.

Class of securities	Name and address of beneficial owner	Number of shares beneficially owned	Percent of class(1)
Common Stock	Entities Associated with Guines LLC(2) 767 Third Avenue, 29th Floor New York, NY 10017	647,561	9.9%
Common Stock	Crow’s Nest Holdings LP(3) 5820 Patterson Avenue, Suite 202 Richmond, VA 23226	574,652	9.2%
Common Stock	Armistice Capital Master Fund Ltd.(4) c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, NY 10022	574,653	9.2%
Common Stock	Joseph Army(5) 100 Domain Drive Exeter, NH 03833	537,536	8.5%
Common Stock	Kent Lake Capital LLC(6) 300 East 2nd Street, Suite 1510, #1033 Reno, NV 89501	499,619	8.0%
Common Stock	Integrated Core Strategies (US) LLC(7) c/o Millennium Management LLC 399 Park Avenue New York, NY 10022	490,044	7.7%
Common Stock	Entities Affiliated with Parian Global Master Fund(8) One Grand Central Place 60 East 42nd Street, Suite 805 New York, NY 10165	445,881	7.1%
Common Stock	Hudson View Capital LLC(9) 250 West 55th Street, 35th Floor New York, NY 10019	314,880	5.0%

(1)	Percent of class is based on 6,211,986 shares of our common stock outstanding as of April 22, 2024.

(2)
Based on information contained in the Schedule 13G/A filed with the SEC on February 14, 2024 and represents shares beneficially owned by Roystone Capital Management LP, Roystone Capital Holdings LLC, Guines LLC and Rich Barrera (collectively, the Roystone Shareholders). Includes 297,619 shares of common stock issuable upon exercise of warrants. Roystone Capital Management LP, Roystone Capital Holdings LLC and Rich Barrera each has shared voting and dispositive power over 647,561 shares and Guines LLC has shared voting and dispositive power over 595,238 shares.

(3)
Based on information contained in the Schedule 13G/A filed with the SEC on February 14, 2024 and includes (i) 561,001 shares of common stock held directly by Crow’s Nest Holdings Master Fund LP (Crow’s Nest Fund) and (ii) 13,651 shares of common stock issuable upon exercise of warrants. Excludes 343,491 shares of common stock issuable upon exercise of warrants. The number of shares of common stock into which warrants are convertible is limited to that number of shares of common stock which would result in the stockholder, together with its affiliates, having an aggregate beneficial ownership of no more than 9.99% of the total issued and outstanding shares of common stock. Crow’s Nest Holdings LP (Crow’s Nest) is the investment manager to Crow’s Nest Fund. Crow’s Nest GP LLC serves as a general partner of Crow’s Nest Fund and is beneficially owned by John Carrington. Mr. Carrington is the managing member of Crow’s Nest GP LLC. Crow’s Nest GP LLC and its affiliates have shared voting and dispositive power with respect to all shares beneficially owned. Each of Crow’s Nest and its affiliates disclaim beneficial ownership of the shares reported herein except to the extent of its or his pecuniary interest therein.

(4)
Based solely on information contained in a registration statement on Form S-3 filed by Vapotherm with the SEC on March 7, 2023, includes (i) 568,842 shares of common stock held directly by Armistice Capital Master Fund Ltd. and (ii) 5,811 shares of common stock issuable upon exercise of the pre-funded warrants. Excludes (i) 892,857 shares of common stock issuable upon exercise of warrants and (ii) 318,203 shares of common stock issuable upon the exercise of the pre-funded warrants, which are not exercisable within 60 days of April 22, 2024 by virtue of the beneficial ownership limitations described below. The shares of common stock, warrants, and pre-funded warrants listed above are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (Armistice), as the investment manager of the Master Fund, and (ii) Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. Accordingly, notwithstanding the number of shares of Common Stock listed above as being beneficially owned by the Master Fund, Armistice and Mr. Boyd, each of the Master Fund, Armistice and Mr. Boyd further disclaim beneficial ownership of the shares of common stock issuable upon exercise of all of the warrants and pre-funded warrants to the extent the number of shares of common stock beneficially owned by each of the Master Fund, Armistice and Mr. Boyd and any other person or entities with which their respective beneficial ownership would be aggregated for purposes of Section 13(d) of the Exchange Act would exceed 9.99% of the total number of shares of common stock outstanding. The number of shares of common stock into which the pre-funded warrants are convertible is limited to that number of shares of common stock which would result in the stockholder, together with its affiliates, having an aggregate beneficial ownership of no more than 9.99% of the total issued and outstanding shares of common stock. The number of shares set forth in the above table do not reflect the application of this limitation.

(5)
Based in part on information contained in the Schedule 13D/A filed with the SEC on September 20, 2023 and includes: (a) 392,096 shares of common stock held directly by Mr. Army; (b) 45,230 shares of common stock issuable upon exercise of stock options within 60 days of April 22, 2024; (c) a warrant to purchase 59,523 shares of common stock; (d) 40,625 shares of common stock held by the Kimberly D. Army Revocable Trust; (e) 62 shares of common stock held directly by Mr. Army’s spouse; and (f) 30 shares of common stock issuable upon exercise of stock options held by Mr. Army’s spouse. Mr. Army’s spouse is also an employee of the Company.

(6)	Based on information contained in the Schedule 13G/A filed with the SEC on February 15, 2024 and includes 499,619 shares of common stock held directly by Kent Lake Capital LLC.

(7)
Based on information contained in the Schedule 13G/A filed with the SEC on February 8, 2024 and includes (i) 344,211 shares of common stock and 145,833 shares of common stock issuable upon exercise of warrants held directly by Integrated Core Strategies (US) LLC (Integrated Core Strategies). The securities listed above may be deemed to be beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Israel Englander and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to the beneficial ownership of the securities held by such entities. The number of shares of common stock into which the warrants are convertible is limited to that number of shares of common stock which would result in the stockholder, together with its affiliates, having an aggregate beneficial ownership of no more than 9.99% of the total issued and outstanding shares of Common Stock.

(8)
Based on information contained in the Schedule 13G/A filed with the SEC on February 14, 2024. Includes 408,939 shares held by Parian Global Special Opportunity Fund I LP (the “Fund”) which is managed by Parian Global Management LP (the “Adviser”). Zach Miller serves as the managing member of the Adviser and 36,942 shares of common stock issuable upon exercise of pre-funded warrants held by Parian Special Opportunity Fund 1. Exclude (i) 72,383 shares of common stock issuable upon exercise of the pre-funded warrants held by Parian Special Opportunity Fund; (ii) 189,356 shares of common stock issuable upon exercise of the warrants held by Parian Special Opportunity Fund; (iii) 16,972 shares of common stock issuable upon exercise of the pre-funded warrants held by Parian Master Fund; and (iv) 44,642 shares of common stock issuable upon exercise of the warrants held by Parian Master Fund, which are not exercisable within 60 days of February 15, 2024 by virtue of the beneficial ownership limitations described below. The number of shares of common stock into which the warrants are convertible is limited to that number of shares of common stock which would result in the stockholder, together with its affiliates, having an aggregate beneficial ownership of no more than 4.99% of the total issued and outstanding shares of common stock. The number of shares of common stock into which the pre-funded warrants are convertible is limited to that number of shares of common stock which would result in the stockholder, together with its affiliates, having an aggregate beneficial ownership of no more than 9.99% of the total issued and outstanding shares of common stock. CCZG LLC is the general partner of Parian Global Management LP, and Mr. Zachary Miller is the managing member of CCZG LLC. CCZG LLC and Zachary Miller disclaims beneficial ownership of the shares reported herein except to the extent of its or his pecuniary interest therein.

(9)
Based solely on information contained in a registration statement on Form S-3 filed by Vapotherm with the SEC on March 7, 2023, includes (i) 213,690 shares of common stock held directly by Hudson View Capital LLC and (ii) 101,190 shares of common stock issuable upon exercise of warrants.

Security Ownership by Management

The table below sets forth information known to us regarding the beneficial ownership of our common stock as of April 22, 2024, by:

●	each of our directors;
●	each of the individuals named in the “Summary Compensation Table” under “Executive Compensation” beginning on page 8; and
●	all of our current directors and executive officers as a group.

To our knowledge, each person named in the table has sole voting and investment power with respect to all of the securities shown as beneficially owned by such person, except as otherwise set forth below and subject to community property laws, where applicable. The number of shares beneficially owned represents the number of shares the person “beneficially owns,” as determined by SEC rules. The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (i) the vesting and settlement of restricted stock units or the exercise of any option, warrant, or right; (ii) the conversion of a security; (iii) the power to revoke a trust, discretionary account, or similar arrangement; or (iv) the automatic termination of a trust, discretionary account, or similar arrangement.

Class of securities	Name of beneficial owner	Title/position	Number of shares beneficially owned(1)	Percent of class(2)
Common Stock	Joseph Army(3)	President and Chief Executive Officer, Director	537,536	8.5%
Common Stock	Anthony Arnerich(4)	Director	260,488	4.2%
Common Stock	Lance Berry	Director	33,134	*
Common Stock	Lori Knowles	Director	4,805	*
Common Stock	James Liken	Chairman of the Board	94,970	1.5%
Common Stock	Mary Beth Moynihan	Director	5,232	*
Common Stock	Donald Spence	Director	6,660	*
Common Stock	Elizabeth Weatherman	Director	153,775	2.5%
Common Stock	John Landry	Senior Vice President and Chief Financial Officer	81,278	1.3%
Common Stock	Brian Lawrence	Senior Vice President and Chief Technology Officer	29,786	*
Common Stock	Gregoire Ramade	Senior Vice President and Chief Commercial Officer	0	*
Common Stock	All directors and executive officers as a group (10 persons)		1,207,664	18.7%

*	Indicates beneficial ownership of less than 1% of our total outstanding common stock.

(1)
Includes for the persons listed below options and/or warrants to purchase the following numbers of shares of our common stock that are exercisable within 60 days of April 22, 2024 and the following numbers of shares of our common stock issuable upon the vesting and settlement of restricted stock unit awards within 60 days of April 22, 2024:

Name	Number of shares underlying options	Number of shares underlying RSUs	Number of shares underlying warrants
Joseph Army	45,230	0	59,523
Anthony Arnerich	4,057	0	0
Lance Berry	2,870	0	11,904
Lori Knowles	1,089	0	0
James Liken	2,276	0	29,761
Mary Beth Moynihan	1,089	0	0
Donald Spence	1,089	0	0
Elizabeth Weatherman	2,276	0	59,523
John Landry	25,160	0	8,927
Brian Lawrence	6,917	0	0
Gregoire Ramade	0	0	0
All directors and executive officers as a group	92,053	0	169,638

(2)	Percent of class is based on 6,211,986 shares of our common stock outstanding as of April 22, 2024.

(3)
Based in part on information contained in the Schedule 13D/A filed with the SEC on September 20, 2023 and includes: (a) 392,096 shares of common stock held directly by Mr. Army; (b) 45,230 shares of common stock issuable upon exercise of stock options within 60 days of April 22, 2024; (c) a warrant to purchase 59,523 shares of common stock; (d) 40,625 shares of common stock held by the Kimberly D. Army Revocable Trust; (e) 62 shares of common stock held directly by Mr. Army’s spouse; and (f) 30 shares of common stock issuable upon exercise of stock options held by Mr. Army’s spouse. Mr. Army’s spouse is also an employee of the Company.

(4)
Includes: (i) 21,884 shares of common stock held directly by Mr. Arnerich; (ii) 47,921 shares of common stock held by Mr. Arnerich’s trust; (iii) 6,112 shares held by Mr. Arnerich’s wife’s trust; (iv) 985 shares held by Arnerich 3x5 Special Opportunity Managers, L.P., of which 3x5 Partners, LLC is the general manager, (v) 98,844 shares directly held by Vapotherm Investors, LLC; (vi) 49,372 shares directly held by 3x5 Special Opportunity Fund, L.P.; (vii) 26,250 shares of common stock held by the I Am Learning Foundation, (viii) 1,875 shares held by the Matthew J. Army Irrevocable Gift Trust; and (ix) 1,875 shares held by the Mikaela K. Army Irrevocable Gift Trust.

Mr. Arnerich may be deemed to share beneficial ownership in the shares held by Vapotherm Investors, LLC and 3x5 Special Opportunity Fund, L.P. Mr. Arnerich is a managing member of 3x5 Partners, LLC. 3x5 Partners, LLC is the managing member of Vapotherm Investors, LLC and a member of 3x5 Special Opportunity Partners, LLC, which is the general partner of 3x5 Special Opportunity Fund, L.P., and by virtue of these relationships 3x5 Partners, LLC may be deemed to indirectly beneficially own the shares directly held by Vapotherm Investors, LLC and 3x5 Special Opportunity Fund, L.P. As a managing member of 3x5 Partners, LLC, Mr. Arnerich shares voting and dispositive power over such shares. Mr. Arnerich disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

Mr. Arnerich is the sole trustee of the Matthew J. Army Irrevocable Gift Trust and the Mikaela K. Army Irrevocable Gift Trust and has sole voting and dispositive power over the shares held by the Matthew J. Army Irrevocable Gift Trust and the Mikaela K. Army Irrevocable Gift Trust. Mr. Arnerich has sole voting and dispositive power over the shares held by the I Am Learnings Foundation, a tax exempt 501(c)(3) organization.

Stock Ownership Guidelines

In December 2021, we established stock ownership guidelines that are intended to further align the interests of our directors and named executive officers with those of our stockholders. The stock ownership guidelines for our non-employee directors and named executive officers are as follows:

Position	Guideline
Non-Employee Director	3x annual Board and Committee cash retainers
Chief Executive Officer	3x annual base salary
Other Named Executive Officers	1x annual base salary

Although there is no deadline for compliance with the above stock ownership guidelines, the Compensation Committee monitors compliance annually.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2023. Our equity compensation plans as of December 31, 2023 were the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan, the Vapotherm, Inc. 2015 Stock Incentive Plan, the Vapotherm, Inc. 2005 Stock Incentive Plan (2005 Equity Plan) and the Vapotherm, Inc. 2018 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,132,244	(1)(2)	$72.75	(3)	96,171	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	1,132,244		$72.75		96,171

(1)
Amount includes 411,709 shares of our common stock issuable upon the exercise of stock options, 0 shares of our common stock issuable upon the vesting and settlement of performance stock units assuming anticipated actual levels of achievement, and 703,323 shares of our common stock issuable upon the vesting and settlement of restricted stock units granted under the 2018 Equity Plan, and 17,212 shares of our common stock issuable upon the exercise of stock options granted under the 2015 Equity Plan and the 2005 Equity Plan. The actual number of shares that will be issued under performance-based awards is determined by the level of achievement of the performance goals.

(2)
Excludes employee stock purchase rights accruing under the Vapotherm, Inc. 2018 Employee Stock Purchase Plan (ESPP). Under such plan, each eligible employee may purchase up to 5,000 shares of our common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair value of our common stock on the first trading day of the offering period or (ii) the fair value of our common stock on the last trading day of the offering period.

(3)
Not included in the weighted-average exercise price calculation are 703,323 restricted stock unit awards and 20,491 performance stock unit awards, assuming anticipated actual levels of achievement. On February 27, 2024, the Company effected a stock option repricing pursuant to which the exercise price of the repriced options was amended to reduce the exercise price to $0.915 per share, the closing price of the Company’s common stock on February 27, 2024. There is no change to the expiration dates or the vesting schedule of the repriced options.

(4)
Amount includes zero shares of our common stock remaining available for future issuance under the 2018 Equity Plan and 96,171 shares available at December 31, 2023 for future issuance under the ESPP. No shares remain available for grant under the 2015 Equity Plan or the 2005 Equity Plan since such plans have been terminated with respect to future grants.

The 2018 Equity Plan contains an “evergreen” provision which provides that on each January 1st from January 1, 2019 through January 1, 2028, the number of shares of common stock available for issuance under the 2018 Equity Plan will automatically increase annually in an amount equal to the lesser of (i) 4% of outstanding shares of our common stock as of the close of business on the immediately preceding December 31st or (ii) the number of shares determined by our board of directors on or prior to such date.

The ESPP contains an “evergreen” provision which provides that on each January 1st from January 1, 2020 through January 1, 2028, the number of shares of common stock available for issuance under the ESPP will automatically increase annually in an amount equal to the lesser of (i) 1% of outstanding shares of our common stock as of the close of business on the immediately preceding December 31st or (ii) the number of shares determined by our board of directors on or prior to such date, up to a maximum of 217,662 shares in the aggregate.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Policies and Procedures for Review and Approval of Related Party Transactions

Our Board of Directors has adopted a written related person transactions policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of SEC Regulation S-K, any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which the aggregate amount involved exceeds or is expected to exceed $120,000 in any fiscal year, the Company or any of its subsidiaries is a participant and any related person has or will have a direct or indirect interest. In reviewing and approving any such transactions, our Audit Committee is tasked with taking into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. If a transaction will be ongoing, the Audit Committee may establish guidelines for our management to follow in its ongoing dealings with the related person. Thereafter, the Audit Committee will periodically review and assess ongoing relationships.

Transactions With Related Persons

There have been no transactions with a related party during the period beginning on January 1, 2022 through the date of this report required to be disclosed in this report, other than executive and director compensation arrangements described under “Executive Compensation” and “Director Compensation” in Part III. Item 11. Executive Compensation”.

Director Independence

Our common stock trades on the OTCQX Market, which is the highest over-the-counter market tier of the OTC Markets Group, Inc. Under the OTCQX Rules for U.S. Companies, we must maintain a board of directors that includes at least two independent directors and maintain an audit committee that is comprised of a majority of members who are independent directors.

The OTCQX Rules for U.S. Companies define an “independent director” as a person other than executive officer or employee of the Company or any other person having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. The following persons are not considered independent:

●	a director who is, or at any time during the past three years was, employed by the Company;

●
a director who accepted or has a family member who accepted any compensation from the Company in excess of $120,000 during any fiscal year within the three years preceding the determination of independence, other than compensation for board or board committee service; compensation paid to a family member who is an employee (other than an executive officer) of the Company; or benefits under a tax-qualified retirement plan, or nondiscretionary compensation; or

●	a director who is the family member of a person who is, or at any time during the past three years was, employed by the Company as an executive officer.

The Board of Directors has undertaken a review of its composition, the composition of its Board committees, and the independence of each director. Based upon information requested from and provided by each of our directors concerning his or her background, employment, and affiliations, including family relationships with us, our senior management, our independent registered public accounting firm, our independent external compensation consultant or our external compensation legal advisers, the Board has determined that all but one of our directors, Joseph Army, are independent directors under the OTCQX Rules for U.S. Companies and also satisfy additional heightened independence standards established by the SEC. In making this determination, the Board considered the current and prior relationships that each non-employee director has with Vapotherm and all other facts and circumstances the Board deemed relevant in determining their independence. In addition, the Board reviewed all transactions between us and the employers of our directors, each of which was determined to be made in the ordinary course of business, at arm’s length, at prices and on terms customarily available to unrelated third party vendors or customers generally, in amounts that are not material to us or such unaffiliated corporation and in which the director had no direct or indirect personal interest, nor received any personal benefit, and did not constitute a related party transaction under SEC rules.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm is Grant Thornton LLP, New York, New York, PCAOB ID No. 248.

Audit and other fees billed to us by Grant Thornton LLP for the years ended December 31, 2023 and 2022 are as follows:

Type of fees	2023	2022
Audit Fees	$526,504	$819,955
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$526,504	$819,955

In the above table, in accordance with the definitions of the SEC, “Audit Fees” consist of fees billed for professional services performed by Grant Thornton LLP for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements, as well as fees for the audit of the effectiveness of our internal control over financial reporting. Audit fees for 2023 include fees for professional services rendered in connection with our registration statements on Form S-3 and on Form S-8, the audit of our 2023 financial statements and review of our quarterly financial statements. Audit fees for 2022 include fees for professional services rendered in connection with our registration statement on Form S‑8, the audit of our 2022 financial statements, review of our quarterly financial statements and a comfort letter for our former at-the-market arrangement.

“Audit-Related Fees” consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred during 2023 or 2022.

“Tax Fees” may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm. There were no such fees incurred in 2023 or 2022.

“All Other Fees” may consist of fees related to online research software. There were no such fees incurred in 2023 or 2022.

Pre-Approval Policies and Procedures

The Audit Committee (or a member of the Audit Committee acting under authority delegated to him or her by the Audit Committee) approves all services proposed to be performed for the Company or any of our subsidiaries by any independent registered public accounting firm that performs (or proposes to perform) audit, review or attest services for the Company or our subsidiaries. The Audit Committee (or a member of the Audit Committee acting under authority delegated to him or her by the Audit Committee) approved all of the services of Grant Thornton LLP that were covered by the fees described above.

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(3)         Exhibits.

Exhibit Number	Description

3.1
Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 20, 2018 (File No. 001-38740) and incorporated herein by reference)

3.2
Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2020 (File No. 001-38740) and incorporated herein by reference)

3.3
Certificate of Amendment to the Tenth Amended and Restated Certificate of Incorporation of Vapotherm, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on August 17, 2023 (File No. 001-38740) and incorporated herein by reference)

3.4
Second Amended and Restated Bylaws of Vapotherm, Inc. (Effective February 8, 2023) (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 14, 2023 (File No. 001-38740) and incorporated herein by reference)

4.1
Form of Certificate of Common Stock of Vapotherm, Inc. (previously filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

4.2
Tenth Amended and Restated Registration Rights Agreement, dated September 27, 2018, among Vapotherm, Inc. and the Investors party thereto (previously filed as Exhibit 4.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.3
Form of Warrant to Purchase Series B Preferred Stock, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.4
Warrant to Purchase Series C Preferred Stock, dated July 28, 2015, issued by Vapotherm, Inc. to Comerica Bank (previously filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

4.5
Form of Amended and Restated Warrant to Purchase Common Stock, dated February 18, 2022, issued by Vapotherm, Inc. in Connection with Credit Facility (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 22, 2022 (File No. 001-38740) and incorporated herein by reference)

4.6
Form of Pre-Funded Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

4.7
Form of Warrant to Purchase Common Stock, dated February 10, 2023, issued by Vapotherm, Inc. in Connection with February 2023 Private Placement (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

4.8
Form of Warrant to Purchase Common Stock of Vapotherm, Inc. issued by Vapotherm, Inc. to SLR Investment Corp. as Payment in Kind Interest under Loan and Security Agreement (previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (File No. 001-38740) and incorporated herein by reference)

4.9**
Description of Securities of Vapotherm, Inc. (previously filed as Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-38740) and incorporated herein by reference)

10.1
Lease, dated September 30, 2016, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.2
First Amendment to Lease, dated September 11, 2017, between Vapotherm, Inc. and Albany Road – 100 Domain LLC (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

Exhibit Number	Description
10.3
Second Amendment to Lease, dated June 6, 2018, between Vapotherm, Inc. and 100 Domain Drive EI, LLC (previously filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.4
Third Amendment to Lease, dated July 26, 2018, between 100 Domain Drive EI, LLC and Vapotherm, Inc. (previously filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed on October 19, 2018 (File No. 333-227897) and incorporated herein by reference)

10.5
Fourth Amendment to Lease Agreement, dated August 23, 2020, between 100 Domain Drive EI, LLC, as administrator of the tenancy in common with 100 Domain Drive DD and Vapotherm, Inc. (previously filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.6
Lease Agreement, dated June 17, 2022, by and among Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. and Baja Fur, S.A. de C.V. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2022 (File No. 001-38740) and incorporated herein by reference)

10.7
Loan and Security Agreement, dated as of February 18, 2022, among SLR Investment Corp., as Collateral Agent, and the Lenders Thereto, Vapotherm, Inc., as Borrower, and HGE Health Care Solutions, LLC, Vapotherm Access Care Management Network, LLC, and Vapotherm Access Management Services, LLC, as Guarantor (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.8
Amendment No. 1 to Loan and Security Agreement dated as of August 1, 2022 among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (File No. 001-38740) and incorporated herein by reference)

10.9
Amendment No. 2 to Loan and Security Agreement, dated as of September 30, 2022, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2022 (File No. 001-38740) and incorporated herein by reference)

10.10
Amendment No. 3 to Loan and Security Agreement, dated as of November 22, 2022, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2022 (File No. 001-38740) and incorporated herein by reference)

10.11
Amendment No. 4 to Loan and Security Agreement, dated as of February 10, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2023 (File No. 001-38740) and incorporated herein by reference)

10.12
Amendment No. 5 to Loan and Security Agreement, dated as of April 17, 2023, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (File No. 001-38740) and incorporated herein by reference)

10.13**
Amendment No. 6 to Loan and Security Agreement, dated as of February 21, 2024, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-38740) and incorporated herein by reference)

10.14***
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
10.35 †
Form of Confidentiality, Non-Compete and Assignment of Inventions Agreement between Vapotherm, Inc. and each Officer (previously filed as Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-38740) and incorporated herein by reference)

10.36 †
Letter Agreement, dated October 17, 2018, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 filed on November 5, 2018 (File No. 333-227897) and incorporated herein by reference)

10.37 †
Indefinite Term Employment Contract, dated March 14, 2016, by and between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (File No. 001-38740) and incorporated herein by reference)

10.38 †
First Amendment, dated September 15, 2020, to Indefinite Term Employment Contract by and between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-38740) and incorporated herein by reference)

10.39 †
Transactional Memorandum of Understanding dated September 26, 2023 between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (File No. 001-38740) and incorporated herein by reference)

10.40 †
Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.41 †
Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and John Landry (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.42 †
Separation Pay Agreement, dated March 24, 2022, between Vapotherm, Inc. and Gregoire Ramade (previously filed as Exhibit 10.3 to the Current Report on Form 8-K filed on April 12, 2022 (File No. 001-38740) and incorporated herein by reference)

10.43 †
Separation Pay Agreement, dated as of March 24, 2022 between Vapotherm, Inc. and Brian Lawrence (previously filed as Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-38740) and incorporated herein by reference)

10.44 †
Offer Letter Agreement, dated November 15, 2021, between Vapotherm, Inc. and Brian Lawrence (previously filed as Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-38740) and incorporated herein by reference)

10.45
Open Market Sale Agreement, dated December 20, 2019, between Vapotherm, Inc. and Jefferies LLC (previously filed as Exhibit 1.2 to the Registration Statement on Form S-3 filed on December 20, 2019 (File No. 333-235657 and incorporated herein by reference)

10.46
Securities Purchase Agreement, dated as of February 7, 2023, among Vapotherm, Inc. and each Purchaser party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2023 (File No. 001-38740) and incorporated herein by reference)

21.1**
Subsidiaries of Vapotherm, Inc. (previously filed as Exhibit 21.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-38740) and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP (previously filed as Exhibit 23.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-38740) and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-38740) and incorporated herein by reference)

Exhibit Number	Description
32.2**
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-38740) and incorporated herein by reference)

97.1** †
Vapotherm, Inc. Clawback Policy (previously filed as Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-38740) and incorporated herein by reference)

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith
** Previously filed
*** Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K
† Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAPOTHERM, INC.

Date: April 29, 2024	By:	/s/ Joseph Army
	Name:	Joseph Army
	Title:	President and Chief Executive Officer (Principal Executive Officer)