Form 10-Q
period 2024-03-31
VAPOTHERM INC
filed 2024-05-09
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, there were 6,215,192 outstanding shares of common stock of Vapotherm, Inc.

VAPOTHERM, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

__________________

We use “Vapotherm,” “High Velocity Therapy,” “HVT,” “HVT 2.0,” “Precision Flow,” “Hi-VNI,” “OAM,” “Vapotherm UK,” “Vapotherm Access,” “Access365,” and other marks as trademarks in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

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
•
the anticipated launch of our Access365 home ventilation solution in 2025 and the anticipated receipt of 510(k) from the U.S. Food and Drug Administration (“FDA”) in 2025;
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
•
FDA or other United States or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;

•
our ability to establish, maintain, and use our intellectual property to protect our High Velocity Therapy technology, Oxygen Assist Module, and digital solutions, and to prevent infringement of our intellectual property and avoid third party infringement claims; and
•
our expectations about market trends and their anticipated effect on our business and operating results.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 22, 2024 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,304	$9,725
Accounts receivable, net of expected credit losses of $229 and $160, respectively	10,203	10,672
Inventories, net	24,063	22,968
Prepaid expenses and other current assets	3,844	3,058
Total current assets	41,414	46,423
Property and equipment, net	23,313	23,703
Operating lease right-of-use assets	3,136	3,372
Restricted cash	1,109	1,109
Goodwill	560	565
Deferred income tax assets	55	57
Other long-term assets	2,320	2,388
Total assets	$71,907	$77,617
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,301	$5,053
Contract liabilities	1,361	1,237
Accrued expenses and other current liabilities	20,531	12,805
Current portion of loans payable, net	111,670	-
Total current liabilities	137,863	19,095
Long-term loans payable, net	-	107,059
Other long-term liabilities	2,525	6,797
Total liabilities	140,388	132,951
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock ($0.001 par value) 21,875,000 shares authorized as of March 31, 2024 and December 31, 2023, 6,216,349 and 6,165,806 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	494,615	492,764
Accumulated other comprehensive (loss) income	(71)	91
Accumulated deficit	(563,031)	(548,195)
Total stockholders’ deficit	(68,481)	(55,334)
Total liabilities and stockholders’ deficit	$71,907	$77,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenue	$19,134	$17,731
Cost of revenue	9,477	11,519
Gross profit	9,657	6,212
Operating expenses
Research and development	3,632	3,987
Sales and marketing	7,142	9,592
General and administrative	4,472	5,770
Impairment of right-of-use assets	-	432
(Gain) loss on disposal of property and equipment	(8)	55
Total operating expenses	15,238	19,836
Loss from operations	(5,581)	(13,624)
Other (expense) income
Interest expense	(9,253)	(4,331)
Interest income	5	28
Foreign currency gain (loss)	4	(154)
Net loss before income taxes	$(14,825)	$(18,081)
Provision for income taxes	11	9
Net loss	$(14,836)	$(18,090)
Other comprehensive income (loss):
Foreign currency translation adjustments	(162)	135
Total other comprehensive (loss) income	$(162)	$135
Total comprehensive loss	$(14,998)	$(17,955)
Net loss per share - basic and diluted	$(2.31)	$(3.56)
Weighted-average number of shares used in calculating net loss per share, basic and diluted (1)	6,430,502	5,076,075

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022	3,564,505	$4	$461,965	$(157)	$(490,002)	$(28,190)
Issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net	2,187,781	2	20,941	-	-	20,943
Issuance of common stock upon exercise of options	28	-	-	-	-	-
Issuance of common stock upon settlement of restricted stock units	21,967	-	-	-	-	-
Issuance of common stock for services	2,711	-	59	-	-	59
Issuance of common stock warrants	-	-	28	-	-	28
Stock-based compensation expense	-	-	2,761	-	-	2,761
Foreign currency translation adjustments	-	-	-	135	-	135
Net loss	-	-	-	-	(18,090)	(18,090)
Balance at March 31, 2023	5,776,992	$6	$485,754	$(22)	$(508,092)	$(22,354)

Balance at December 31, 2023	6,165,806	$6	$492,764	$91	$(548,195)	$(55,334)
Issuance of common stock upon exercise of options	1,339	-	1	-	-	1
Issuance of common stock upon settlement of restricted stock units	37,818	-	-	-	-	-
Issuance of common stock for services	11,386	-	20	-	-	20
Issuance of common stock warrants	-	-	16	-	-	16
Stock-based compensation expense	-	-	1,814	-	-	1,814
Foreign currency translation adjustments	-	-	-	(162)	-	(162)
Net loss	-	-	-	-	(14,836)	(14,836)
Balance at March 31, 2024	6,216,349	$6	$494,615	$(71)	$(563,031)	$(68,481)

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,836)	$(18,090)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,834	2,820
Depreciation and amortization	1,306	1,248
Provision for credit losses	69	49
Provision for inventory valuation	-	165
Non-cash lease expense	235	387
Impairment of right-of-use assets	-	432
(Gain) loss on disposal of property and equipment	(8)	55
Placed units reserve	76	344
Interest paid in-kind	2,527	2,194
Non-cash interest expense	4,931	620
Amortization of discount on debt	184	184
Deferred income taxes	11	9
Changes in operating assets and liabilities:
Accounts receivable	389	663
Inventories	(1,112)	4,384
Prepaid expenses and other assets	(467)	(1,234)
Accounts payable	(561)	114
Contract liabilities	124	(25)
Accrued expenses and other current liabilities	(618)	(3,768)
Operating lease liabilities, current and long-term	(641)	(585)
Net cash used in operating activities	(6,557)	(10,034)
Cash flows from investing activities
Purchases of property and equipment	(1,410)	(1,004)
Net cash used in investing activities	(1,410)	(1,004)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net of issuance costs	-	20,943
Proceeds from loans, net of discount	1,920	-
Payment of deferred financing costs	(250)	-
Proceeds from exercise of stock options	1	-
Net cash provided by financing activities	1,671	20,943
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(125)	70
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,421)	9,975
Cash, cash equivalents and restricted cash
Beginning of period	10,834	16,847
End of period	$4,413	$26,822
Supplemental disclosures of cash flow information
Interest paid during the period	$1,613	$1,284
Property and equipment purchases in accounts payable and accrued expenses	$369	$354
Issuance of common stock warrants in conjunction with long term debt	$16	$28
Issuance of common stock for services	$20	$59

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

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. The Company’s HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. The Company’s next generation High Velocity Therapy system, known as HVT 2.0, received initial 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022.

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

Going Concern

The Company has evaluated whether or not its cash, cash equivalents and restricted cash on hand and working capital would be sufficient to sustain forecasted operating activities through May 9, 2025 (“evaluation period”), as required by Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. As of March 31, 2024, the Company had cash, cash equivalents and restricted cash of $4.4 million, negative working capital of $96.4 million and outstanding debt under the Company’s Loan and Security Agreement (the “SLR Loan Agreement”) with the lenders party thereto (each a “lender” and collectively, “SLR” or the “Lenders”) of $113.8 million. The Company is presently not in compliance with its minimum liquidity covenant of $5.0 million (the “Liquidity Covenant”) and the term loans under the SLR Loan Agreement have become puttable at the sole discretion of SLR. As of the date of these condensed consolidated financing statements are available for issuance, SLR has not declared the Company in default on the Liquidity Covenant. The Company had an accumulated deficit of $563.0 million as of March 31, 2024 and incurred a net loss of $14.8 million and generated a cash flow deficit from operations of $6.6 million, both for the three months ended March 31, 2024.

Based on its recurring losses, current financial forecasts and its continuing noncompliance with the Liquidity Covenant, the Company believes its existing cash resources and borrowing capacity under its SLR Loan Agreement, anticipated cash receipts from sales of its products and monetization of its existing inventory balances will not be sufficient to meet its anticipated cash requirements during the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern. To ensure adequate liquidity, the Company is in discussions with SLR about restructuring its debt and evaluating various external financing options, although no assurance can be provided that the Company will be successful in restructuring its debt or securing additional sources of funds to support its operations, or if such funds are available to the Company, that such additional financing will be sufficient to meet the Company’s needs or on terms acceptable to the Company. This is particularly true if economic and market conditions deteriorate or if the Company’s business deteriorates. Any such transaction or restructuring could be dilutive to existing stockholders. In addition, on March 26, 2024, the Company entered into an amendment to its SLR Loan Agreement while the Company evaluates its debt restructuring and financing options. This amendment provided for a $4.0 million term B facility and extends the Company’s option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period from March 1, 2024 through April 30, 2024 with an additional extension to include interest accruing through May 31, 2024 at the sole discretion of SLR, (see Note 7). The Company believes its relationship with SLR is good. Since these restructuring and financing options are not considered probable under current accounting standards, they are not considered in the evaluation of available resources. There is inherent uncertainty associated with fundraising activity and it is not in the Company’s complete control. If the Company is unable to restructure its debt and/or obtain additional financing, it would be required to curtail operations significantly, including reducing its operating expenses which, in turn would, negatively impact the Company’s sales, or even cease operations. Any debt restructuring or additional financing that the Company raises may contain terms that are not favorable to the Company or its stockholders and could result in additional dilution. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within the evaluation period.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information included in these condensed consolidated financial statements on this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” in the Company’s 2023 Form 10-K and are updated, as necessary, in this report. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from the Company’s audited financial statements but does not include all disclosures required by U.S. GAAP.

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

As of March 31, 2024, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $14.6 million, including $8.9 million located in Mexico, at March 31, 2024. Long-term assets located outside the United States totaled $14.9 million, including $9.9 million located in Mexico, at December 31, 2023.

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

Reclassification

Certain amounts in 2023 have been reclassified to conform to the presentation in 2024. None of the reclassifications had any impact on the Company’s results of operations.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, and the condensed consolidated statements of comprehensive loss, stockholders’ deficit and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments,

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Financial Instruments and Concentrations of Credit Risk

As of March 31, 2024, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At March 31, 2024, deposits exceed the amount of any insurance provided and are exposed to credit loss.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash and restricted cash equivalents related to certificates of deposits and collateral in relation to lease agreements. As of March 31, 2024, $0.9 million of the Company’s $4.4 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2023, $1.9 million of the Company’s $10.8 million of cash, cash equivalents and restricted cash balance was located outside of the United States. The Company’s cash, cash equivalents

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

and restricted cash balances are primarily held by Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) and Bank of America, N.A.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,304	$9,725
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$4,413	$10,834

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2023 to March 31, 2024 is as follows:

Balance at December 31, 2023	$303
Provisions for warranty obligations	(5)
Settlements	(57)
Balance at March 31, 2024	$241

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three months ended March 31, 2024 or 2023.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts each totaled $0.1 million at March 31, 2024 and December 31, 2023. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in cost of revenue. Shipping and handling activities are accounted for as activities to fulfill a contract and are accrued when the customer obtains control of the Company’s product. The total costs of shipping and handling for the three months ended March 31, 2024 and 2023 were $0.2 million and $0.3 million, respectively.

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

The Company’s major tax jurisdictions are the state of New Hampshire, the United States, United Kingdom, Germany, Mexico, Singapore, and Brazil. The provision for income taxes for each of the three months ended March 31, 2024 and 2023 totaled less than $0.1 million, and related to income earned by the Company’s foreign subsidiaries after accounting for transfer pricing adjustments.

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

As of March 31, 2024, the Company had two items, cash equivalents and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately less than $0.1 million at March 31, 2024 and are valued based on Level 1 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement (see Note 7). Its fair value is deemed to be immaterial at March 31, 2024 and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2024.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

During the first quarter of 2024 and 2023, the Company issued SLR warrants to purchase 79,146 shares and 13,547 shares of common stock (the “SLR PIK Warrants”), respectively. The issuance of the warrants were made pursuant to amendments to the Company’s financing arrangement (see Note 7). These equity-classified PIK Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The fair value of the warrants are estimated on the date of grant using the Black-Scholes pricing model with the following range of assumptions:

	2024	2023
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.1%-4.5%	4.0%-4.6%
Expected stock price volatility	20.8%-21.0%	20.8%-20.9%
Expected term (years)	2.5	2.5

4. Accounts Receivable

Accounts receivable consists of the following:

	March 31, 2024	December 31, 2023
United States	$6,854	$6,837
International	3,578	3,995
Total accounts receivable	10,432	10,832
Less: Allowance for expected credit losses	(229)	(160)
Accounts receivable, net of expected credit losses	$10,203	$10,672

A roll-forward of the Company’s allowance for credit losses from December 31, 2023 to March 31, 2024 is as follows:

Balance at December 31, 2023	$160
Change in provision for credit losses	69
Write-offs of uncollectible balances	-
Balance at March 31, 2024	$229

No individual customer accounted for 10% or more of net revenue for the three months ended March 31, 2024 or 2023. No individual customer accounted for 10% or more of total accounts receivable at March 31, 2024. One customer accounted for 10% of total accounts receivable as of December 31, 2023.

5. Inventories

Inventory balances, net of reserves, consist of the following:

	March 31, 2024	December 31, 2023
Raw materials	$12,050	$11,982
Finished goods	11,509	9,954
Component parts	504	1,032
Total inventories	$24,063	$22,968

The Company recorded a provision for excess and obsolete inventory of $0.2 million for the three months ended March 31, 2023. There was no provision for excess and obsolete inventory recorded during the three months ended March 31, 2024.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

6. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued term loan fees	$8,760	$-
Operating lease liabilities, current portion	2,377	2,414
Accrued inventories	1,193	596
Accrued income, sales and other taxes	1,100	997
Accrued bonuses	1,056	1,927
Accrued payroll and employee-related costs	1,023	781
Accrued interest	867	847
Accrued commissions	640	548
Accrued professional fees	550	617
Accrued supplier costs	450	450
Accrued vacation liability	408	494
Product warranty reserve	241	303
Accrued freight	222	243
Accrued rent and restoration costs	-	489
Other	1,644	2,099
Total accrued expenses and other current liabilities	$20,531	$12,805

Other long-term liabilities consist of the following:

	March 31, 2024	December 31, 2023

Operating lease liabilities	$2,521	$2,919
Accrued term loan fees	-	3,874
Other	4	4
Total other long-term liabilities	$2,525	$6,797

7. Debt

Credit Facilities

On February 18, 2022 (the “Effective Date”), the Company entered into the SLR Loan Agreement with SLR which provided for a term A loan facility of $100.0 million (the “Term A Loan Facility”). The Term A Loan Facility was funded to the Company on the Effective Date. In connection with this funding, the Company issued SLR warrants to purchase 13,421 shares of the Company’s common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The proceeds of the Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement with CIBC.

On November 22, 2022 (the “Third Amendment Effective Date”), the Company entered into an Amendment No. 3 to the SLR Loan Agreement (the “Third Amendment,” together with SLR Loan Agreement, as amended prior to the Third Amendment Effective Date, the “Third Amended SLR Loan Agreement”) with SLR. Pursuant to the Third Amendment:

•
the Company’s minimum net product revenue covenant was modified for 2023;
•
the minimum liquidity covenant was reduced to $5 million from $20 million; and
•
an option was added, at the Company’s sole discretion, to pay up to 8% of the interest under the Third Amended SLR Loan Agreement in-kind (rather than solely in cash as provided for prior to the Third Amendment Effective Date)

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

during 2023 (the “PIK Interest”), subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to the lenders equal to 5% of the PIK Interest.

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

Additionally, if the Company elects PIK Interest of 9%, the amount of warrants to be issued to SLR increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and the Company’s monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provided for a reset of the exercise price of the warrants to be issued in connection with the Company’s election of PIK Interest, including existing PIK Warrants, equal to the lower of the Company’s closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $9.36 per share.

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

On February 21, 2024, the Company entered into an Amendment No. 6 to the SLR Loan Agreement (the “Sixth Amendment,” together with the Fifth Amended SLR Loan Agreement, the “Sixth Amended SLR Loan Agreement”) with SLR to extend the Company’s option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period January 1, 2024 through February 29, 2024, subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to equal 9% of the PIK Interest.

On March 26, 2024 (the “Seventh Amendment Effective Date”), the Company entered into an Amendment No. 7 to the SLR Loan Agreement (the “Seventh Amendment,” together with the Sixth Amended SLR Loan Agreement, the “Seventh Amended SLR Loan Agreement”) with SLR. The Seventh Amendment established a term B loan facility of $4.0 million (the “Term B Loan Facility”). Borrowings under the Term B Loan Facility are available from the Seventh Amendment Effective Date until July 26, 2024 (the “Term B Maturity Date”) and shall be conditioned on approval by the lenders’ investment committee in its sole discretion. On the Seventh Amendment Effective Date, $2.0 million was funded to the Company. On April 26, 2024, an additional $1.0 million was funded to the Company under the Term B Loan Facility. The Term B Loan Facility provides for interest-only payments and aggregate principal outstanding shall be due and payable on the Term B Maturity Date. The Company will be required to make a payment of 0.2% of the aggregate principal amount of the Term B Loan Facility funded (the “Term B Facility Exit Fee”), which is payable on the earliest to occur of (i) the Term B Maturity Date, (ii) the acceleration of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date, and (iii) the prepayment date of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date. The Term B Facility Exit Fee of less than $0.1 million is considered fully earned by SLR as of the Seventh Amendment Effective Date and has been fully accrued as of March 31, 2024 due to the Company’s continuing noncompliance with the Liquidity Covenant. In addition, the Seventh Amendment extended the Company’s option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period from March 1, 2024 through April 30, 2024 with an additional extension to include interest accruing through May 31, 2024 at the sole discretion of SLR. The PIK Interest extension is subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to equal to 9% of the PIK Interest.

Pursuant to the Seventh Amended SLR Loan Agreement, advances under the Term A Loan Facility bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the 1-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus 0.10%, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. Advances under the Term B Loan Facility bear interest at a floating rate per annum equal to the sum of (a) 0.10%, plus (b) 8.30% plus (c) the 1-month CME Term SOFR plus 0.10%. At March 31, 2024, the interest rate under the Term A Loan Facility and Term B Loan Facility was 14.72% and 13.82%, respectively. The Company paid interest in-kind on the Term A Loan Facility totaling $2.5 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively. The outstanding balance under the Term A Loan Facility and Term B Loan Facility was $111.8 million and $2.0 million, respectively, at March 31, 2024. The Term A Loan Facility provides for interest-only payments for the first 48 months following the Effective Date.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Thereafter, principal payments on the Term A Loan Facility are due monthly in 12 equal installments; provided that the Company has the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Seventh Amended SLR Loan Agreement. The Term A Facility will mature on February 1, 2027 (the “Term A Maturity Date”). The Seventh Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Term A Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, the Company will be required to make a payment of 7.45% of the aggregate principal amount of the Term A Loan Facility funded (the “Term A Facility Exit Fee”), which is payable on the earliest to occur of (i) the Term A Maturity Date, (ii) the acceleration of the Seventh Amended SLR Loan Agreement prior to the Term A Maturity Date, and (iii) the prepayment date of the Seventh Amended SLR Loan Agreement prior to the Term A Maturity Date. The Term A Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and has been fully accrued as of March 31, 2024 due to the Company’s continuing noncompliance with the Liquidity Covenant. In connection with the Seventh Amended SLR Loan Agreement, the Company has incurred direct financing costs related to fees and non-cash consideration paid to SLR and fees paid to third parties of $2.2 million and $1.6 million, respectively, as of March 31, 2024. The Seventh Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Seventh Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Seventh Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of March 31, 2024, the Company was not in compliance with the Liquidity Covenant as its unrestricted cash balance was less than $5.0 million. As the Seventh Amended SLR Loan Agreement is considered callable at the sole discretion of SLR, the outstanding principal is presented as a current liability on the condensed consolidated balance sheet at March 31, 2024. The Term A Facility Exit Fee and Term B Facility Exit Fee have been fully accrued as of March 31, 2024 as a component of accrued expenses and other current liabilities. The Company was in compliance with all other financial covenants under the Seventh Amended SLR Loan Agreement at March 31, 2024.

The events of default under the Seventh Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Seventh Amended SLR Loan Agreement or any other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Seventh Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of the Company’s subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Seventh Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). The Company determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Seventh Amended SLR Loan Agreement. The Company determined the probability of SLR exercising the Mandatory Prepayment Option due to the Company’s continuing noncompliance with the Liquidity Covenant to be remote and deemed its fair value to be immaterial as of March 31, 2024. The Company re-evaluates the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Seventh Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Seventh Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Seventh Amended SLR Loan Agreement as of March 31, 2024 are as follows:

2024 (remaining 9 months)	$113,836
Less: Unamortized deferred financing costs	(2,166)
Loans payable, net	$111,670

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

8. Commitments and Contingencies

Lease Commitments

The Company’s operating lease commitments as of December 31, 2023 are described in Note 10 of the notes to the financial statements included in the 2023 Form 10-K.

The following table presents operating lease cost and information related to operating right-of-use and operating lease liabilities for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$348	$568
Variable lease cost	115	103
Total	$463	$671
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$753	$766
Weighted average remaining lease term - operating leases (in years)	3.4	3.7
Weighted average discount rate - operating leases	10.4%	9.2%

As of March 31, 2024, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2024 (remaining 9 months)	$2,259
2025	1,177
2026	811
2027	525
2028	481
Thereafter	655
Total payments	5,908
Less interest	(1,010)
Total present value of lease payments	$4,898

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA manages the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations of the Lessee arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.3 million as of March 31, 2024 and was recorded as an operating lease liability in these condensed consolidated financial statements.

Other Commitments

As of March 31, 2024, the Company has non-cancellable purchase commitments for inventories, capital equipment and services as follows:

Total Due
2024 (remaining 9 months)	$7,656
2025	1,593
2026	38
$9,287

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

There were no restructuring expenses recorded during the three months ended March 31, 2024. All amounts related to the April 2022 and the August 2022 Restructuring were fully paid in 2023.

The following table summarizes the classification of restructuring expense, including related impairment of right-of-use assets, in the condensed consolidated statements of comprehensive loss during the three months ended March 31, 2023:

Cost of revenue	$56
Impairment of long-lived and intangible assets	432
Total restructuring expense	$488

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

10. Warrants

The table below sets forth the Company’s warrant activity for the three months ended March 31, 2024:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	3,193,710	$8.36
Warrants issued	79,146	0.96
Outstanding at March 31, 2024	3,272,856	$8.18

The Company’s outstanding warrants at March 31, 2024 have exercise prices ranging from $0.008 per share to $112.00 per share and expire at periods ranging from June 10, 2024 through January 2, 2034.

In connection with its PIK Interest option, during the three months ended March 31, 2024, the Company has issued SLR the PIK Warrants to purchase an aggregate of 79,146 shares of common stock. The PIK Warrants have an exercise price of $0.96 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have an expiration date of January 2, 2034.

11. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended March 31,
	2024
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$2,236	$617	$2,853
Disposable	11,221	2,875	14,096
Subtotal product revenue	13,457	3,492	16,949
Lease revenue
Capital equipment	128	83	211
Other	387	96	483
Service and other revenue	1,112	379	1,491
Total net revenue	$15,084	$4,050	$19,134

	Three Months Ended March 31,
	2023
	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$2,498	$810	$3,308
Disposable	9,348	3,069	12,417
Subtotal product revenue	11,846	3,879	15,725
Lease revenue
Capital equipment	38	92	130
Other	355	108	463
Service and other revenue	775	638	1,413
Total net revenue	$13,014	$4,717	$17,731

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s aggregated revenue during the three months ended March 31, 2024 or 2023.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed consolidated balance sheets. The following table presents changes in contract liabilities during the three months ended March 31, 2024:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2023	$1,041	$196
Additions	464	209
Subtractions	(353)	(196)
Balance at March 31, 2024	$1,152	$209

12. Stock-Based Compensation

On February 27, 2024, the exercise price of all outstanding options to purchase shares of the Company’s common stock, other than options held by non-employee Board members, was reduced to $0.915 per share (the “Option Repricing”). No other terms of the options were modified. The Option Repricing includes vested and unvested options granted under the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (as amended and restated, the “2018 Equity Plan”) and the Vapotherm, Inc. Amended and Restated 2015 Stock Incentive Plan and the Vapotherm, Inc. Amended and Restated 2005 Stock Incentive Plan. The 2018 Plan also was amended to increase the number of shares of common stock that may be issued in satisfaction of awards under the 2018 Plan by an additional 410,000 shares and was revised to reflect the effect of the Company’s 1-for-8 reverse stock split effected on August 18, 2023 (such plan as amended, the “Amended 2018 Equity Plan”). The Option Repricing resulted in the recognition of additional compensation expense of $0.1 million during the three months ended March 31, 2024.

As of March 31, 2024, 154,352 shares of common stock were available for issuance under the Amended 2018 Equity Plan, assuming actual performance under outstanding performance stock units. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the Amended 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$45	$47
Research and development	508	596
Sales and marketing	762	1,114
General and administrative	519	1,063
Total	$1,834	$2,820

Stock Options

There were no options granted under the Amended 2018 Equity Plan during the three months ended March 31, 2024. The Company granted options to purchase an aggregate of 106,071 shares of common stock at exercise prices ranging from $9.68 to $21.60 per share, with a weighted average exercise price of $21.20 per share, during the three months ended March 31, 2023. The weighted average fair value of stock options granted during the three months ended March 31, 2023 was $17.44 per share.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The weighted average assumptions used in the Black-Scholes options pricing model for the three months ended March 31, 2023 are as follows:

Expected dividend yield	0.0%
Risk free interest rate	3.9%
Expected stock price volatility	103.8%
Expected term (years)	6.1

Restricted Stock Units

A summary of restricted stock unit activity for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	682,832	$12.43
Granted	54,337	0.99
Vested	(48,631)	68.67
Canceled	(219)	2.38
Unvested at March 31, 2024	688,319	$7.56

Performance Stock Units

The Company has granted performance stock units. The quantity of shares that will ultimately vest and be issued upon settlement of the performance stock units range from 0% to 200% of a targeted number of shares and will be determined based on, and subject to, individual grant milestones.

A summary of performance stock units activity for the three months ended March 31, 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	20,491	$161.53
Vested	(573)	15.84
Unvested at March 31, 2024	19,918	$165.68

Employee Stock Purchase Plan

As of March 31, 2024, 157,829 shares of common stock remained available for issuance under the ESPP.

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

The fair value of the purchase right for the ESPP option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions during 2024:

Expected dividend yield	0.0%
Risk free interest rate	5.2%
Expected stock price volatility	117.6%
Expected term (years)	0.5

13. Net Loss Per Share

As of March 31, 2024 and 2023, the remaining outstanding pre-funded warrants to purchase 226,298 shares of common stock that were issued in connection with the February 2023 Private Placement were included in the basic and diluted net loss per share calculation.

The Company excluded the following potential shares of common stock, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Warrants to purchase common stock	3,046,558	2,767,205
Options to purchase common stock	410,548	485,379
Unvested restricted stock units and performance stock units	708,237	181,038
Employee stock purchase plan shares	15,625	26,971
	4,180,968	3,460,593

14. Related Party Transactions

The Company recorded sales of $0.2 million and $1.1 million during of the three months ended March 31, 2024 and 2023, respectively, to an entity in which a member of the Company’s board of directors holds a management position. There was a credit of $0.2 million and $0.3 million due to this entity at March 31, 2024 and December 31, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2023 Form 10-K filed with the SEC on February 22, 2024 and in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends.

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

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, although it is presently being marketed primarily for hospital use. As of March 31, 2024, more than 4.4 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 37,900 units, an increase of 2.3% compared to March 31, 2023.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States and select international markets and through distributors in other select international markets. In late 2020, we launched our OAM in select international markets, which can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in select international markets and through distributors in other select international markets. We are no longer seeking FDA approval to market the Precision Flow version of the OAM in the United States, but will instead focus future efforts on the HVT 2.0 version of the OAM for the United States market. We are actively developing our home based device at our Technology Center in Singapore which uses our High Velocity Therapy technology. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of March 31, 2024, we have sold our High Velocity Therapy systems to over 2,500 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In early 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. Due to inherent uncertainty in predicting future revenues and certain variable costs, we announced in connection with the release of our first quarter 2022 financial results, our long-term “path to profitability” initiatives. As part of this strategy, we moved substantially all of our manufacturing operations from New Hampshire to Mexico. In the last half of 2022, we established a Technology Center in Singapore to bring most research and development projects in-house, including development of our home based device, to help reduce the cost of external design firms and access local government grant funding and took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access call center business and making reductions to our field teams in the United States and internationally. As a result of this strategy, our net cash used in operating activities decreased to $6.6 million for the first quarter of 2024, down from $10.0 million for the first three months of 2023. Concurrently, our revenues increased to $19.1 million for the first quarter of 2024 from $17.7 million for the first quarter of 2023. This increase was primarily as a result of a 13.5% increase in disposables revenue, partially offset by a 13.8% decrease in capital equipment revenue. For the three months ended March 31, 2024 and 2023, we incurred a net loss of $14.8 million and $18.1 million, respectively.

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

We continued to execute on our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology to help patients through all four care areas of the hospital that we serve today, regardless of whether patients are hypoxic, hypercapnic, or otherwise suffering respiratory distress. Net revenue increased $1.4 million, or 7.9%, to $19.1 million for the three months ended March 31, 2024 compared to $17.7 million for the three months ended March 31, 2023. Revenue from single-use disposables represented approximately 73.7% of our net revenue for the three months ended March 31, 2024 and increased 13.5% over the three months ended March 31, 2023. We believe our strategy will allow us to return our disposables utilization, or turn, rates to their pre-COVID-19 historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We continue to focus on our long-term product roadmap, under which we plan to introduce additional high growth products to our respiratory care offerings, which we expect to drive higher average selling prices as we introduce new higher-value products and services. In March 2024, we unveiled our Access365 home ventilation solution at the annual MEDTRADE conference in Dallas, Texas. Access365 is designed to provide optimal treatment at home, especially for COPD patients, by combining the known benefits of nocturnal NIV with the comfort of high velocity therapy for daytime use. The device is designed to reduce hospital readmissions, improve patient quality of life, and reduce healthcare equipment costs for late-stage hypercapnic COPD patients. In addition to ventilation-assured pressure support and volume control/assist ventilation modes and Vapotherm's proven high velocity therapy, the ventilator incorporates a built-in medical grade humidifier and integrated Bluetooth pulse oximetry and spirometry. The Access365 home ventilation solution also includes cloud connectivity to enable remote data retrieval and system upgrades and a patient engagement platform designed to break the cycle of symptom exacerbation and readmission through early identification of worsening symptoms allowing more rapid clinical intervention. This proprietary algorithm resulted in up to a 41% reduction in late-stage COPD hospital readmissions. We anticipate receiving FDA clearance for Access365 in 2025.

Despite our current cost savings initiatives, we expect to continue to make investments in research and development, regulatory affairs, and clinical studies to develop future generations of our High Velocity Therapy products which historically have driven higher average selling prices of our products, support regulatory submissions, and demonstrate the clinical efficacy of our new products. While these and other actions have historically put pressure on our margins and adversely affected our financial performance, we anticipate long-term benefits of these past and anticipated future actions, including lower cost products being built in our Mexico facility to drive gross margin improvements. Because of these and other factors, we expect to continue to incur net losses for the next several years and will require additional funding, which could include equity and/or debt financings.

Based on our recurring losses, current financial forecasts and our continuing noncompliance with the minimum liquidity covenant of $5.0 million (the “Liquidity Covenant”), we believe our existing cash resources and borrowing capacity under our loan agreement, anticipated cash receipts from sales of our products and monetization of our existing inventory balances will not be sufficient to meet our anticipated cash requirements during the next 12 months, which raises substantial doubt about our ability to continue as a going concern. Given our continuing noncompliance with the Liquidity Covenant, our term loans under our loan agreement have become puttable at the sole discretion of our lender. As of the date this Quarterly Report on Form 10-Q is filed, our lender has not declared us in default on the Liquidity Covenant. To ensure adequate liquidity, we are in discussions with our lender about restructuring our debt and evaluating various external financing options, although no assurance can be provided that we will be successful in restructuring our debt or securing additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if economic and market conditions deteriorate or if our business deteriorates. We believe our relationship with our lender is good. If we are unable to obtain additional financing, we would be required to curtail operations significantly, including reducing our operating expenses which, in turn, would negatively impact our sales, or even cease operations. Any debt restructuring or additional financing that we raise may contain terms that are not favorable to us and be dilutive to our stockholders. As a result, substantial doubt exists about our ability to continue as a going concern.

To retain and incentive our key contributors and employees while preserving cash resources and without incurring stock dilution from significant additional equity issuances, our Board of Directors on February 26, 2024 approved a stock option repricing, effective February 27, 2024, resulting in the exercise price of all outstanding options to purchase shares of our common stock, other than options held by non-employee Board members, being reduced to $0.915 per share, the closing price of our common stock on February 27, 2024, which resulted in the recognition of additional compensation expense of $0.1 million during the three months ended March 31, 2024.

Results of Operations

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net revenue	$19,134	$17,731
Cost of revenue	9,477	11,519
Gross profit	9,657	6,212
Operating expenses
Research and development	3,632	3,987
Sales and marketing	7,142	9,592
General and administrative	4,472	5,770
Impairment of right-of-use assets	-	432
Loss on disposal of property and equipment	(8)	55
Total operating expenses	15,238	19,836
Loss from operations	(5,581)	(13,624)
Other expense, net	(9,244)	(4,457)
Net loss before income taxes	(14,825)	(18,081)
Provision for income taxes	11	9
Net loss	$(14,836)	$(18,090)

Revenue

	Three Months Ended March 31,
	2024		2023		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$2,853	14.9%	$3,308	18.7%	$(455)	(13.8)%
Disposables	14,096	73.7%	12,417	70.0%	1,679	13.5%
Subtotal product revenue	16,949	88.6%	15,725	88.7%	1,224	7.8%
Lease revenue
Capital equipment	$211	1.1%	$130	0.7%	$81	62.3%
Other	483	2.5%	463	2.6%	20	4.3%
Service and other revenue	1,491	7.8%	1,413	8.0%	78	5.5%
Total net revenue	$19,134	100.0%	$17,731	100.0%	$1,403	7.9%

Net revenue increased $1.4 million, or 7.9%, to $19.1 million for the first quarter of 2024 compared to $17.7 million for the first quarter of 2023. The increase in net revenue was primarily attributable to an increase of $1.7 million in disposables revenue, partially offset by a decrease of $0.5 million in capital equipment revenue. Disposables revenue increased 13.5% in the first quarter of 2024 primarily due to an increase in the number of disposables sold in the United States and higher average selling prices. Capital equipment revenue decreased 13.8% in the first quarter of 2024 due to a decrease in the volume of sales of capital equipment in the United States.

Net revenue information by geography is summarized as follows:

	Three Months Ended March 31,
	2024		2023		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$15,084	78.8%	$13,014	73.4%	$2,070	15.9%
International	4,050	21.2%	4,717	26.6%	(667)	(14.1)%
Total net revenue	$19,134	100.0%	$17,731	100.0%	$1,403	7.9%

Net revenue generated in the United States increased $2.1 million, or 15.9%, to $15.1 million for the first quarter of 2024, compared to $13.0 million for the first quarter of 2023. Net revenue generated in our International markets decreased $0.7 million, or 14.1%, to $4.1 million for the first quarter of 2024, compared to $4.7 million for the first quarter of 2023. The increase in net revenue in the United States was primarily the result of an increase in the number of disposables sold over the prior year period. The decrease in net revenue in our International markets was primarily due a decrease in the number of disposables sold over the prior year period and a higher mix of Precision Flow systems sold in our International markets, which carry lower average selling prices than the HVT 2.0 system.

Cost of Revenue and Gross Profit

Cost of revenue decreased $2.0 million, or 17.7%, to $9.5 million in the first quarter of 2024 compared to $11.5 million in the first quarter of 2023. Gross profit as a percent of revenue increased to 50.5% in the first quarter of 2024 compared to 35.0% in the first quarter of 2023. The decrease in cost of revenue and increase in gross profit were primarily due to an increase in net revenue and improved efficiency of our facility in Mexico resulting in lower production costs.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 8.9%, to $3.6 million in the first quarter of 2024 compared to $4.0 million in the first quarter of 2023. As a percentage of revenue, research and development expenses decreased to 19.0% in the first quarter of 2024 compared to 22.5% in the first quarter of 2023.

The decrease in research and development expenses and as a percentage of net revenue was primarily due to cost reductions from our path-to-profitability initiatives consisting of decreased employee-related expenses and stock-based compensation, partially offset by increased development costs related to our Access365 home ventilation solution. The decrease was also due to the capitalization of certain software development costs that did not qualify for capitalization in the prior year period. The decrease in research and development expenses as a percentage of revenue for the first quarter of 2024 was also due to an increase in net revenue during the same period.

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.5 million, or 25.5%, to $7.1 million in the first quarter of 2024 compared to $9.6 million in the first quarter of 2023. As a percentage of revenue, sales and marketing expenses decreased to 37.3% in the first quarter of 2024 compared to 54.1% in the first quarter of 2023.

The decrease in sales and marketing expenses and as a percentage of net revenue was primarily due to cost reductions from our path-to-profitability initiatives consisting of decreased employee-related expenses, stock-based compensation, national sales meeting expenses, third-party consulting costs, and travel expenses. The decrease in sales and marketing expenses as a percentage of revenue for the first quarter of 2024 was also due to an increase in net revenue during the same period.

General and Administrative Expenses

General and administrative expenses decreased $1.3 million, or 22.5%, to $4.5 million in the first quarter of 2024 compared to $5.8 million in the first quarter of 2023. As a percentage of revenue, general and administrative expenses decreased to 23.4% in the first quarter of 2024 compared to 32.5% in the first quarter of 2023.

The decrease in general and administrative expenses and as a percentage of net revenue was primarily due to cost reductions from our path-to-profitability initiatives consisting of decreased stock-based compensation, employee-related expenses, non-cash lease expense, and consulting and legal expenses. The decrease in general and administrative expenses as a percentage of revenue for the first quarter of 2024 was also due to an increase in net revenue during the same period.

Impairment of Right-of-Use Assets

There were no impairments of right-of-use assets during the first quarter of 2024. Impairment of right-of-use assets totaled $0.4 million during the first quarter 2023 and related to the write down of operating lease right-of-use assets no longer deemed to be recoverable.

Gain (Loss) on Disposal of Property and Equipment

We recorded a gain on disposal of certain property and equipment of less than $0.1 million during the first quarter of 2024. We recorded a loss on disposal of certain property and equipment of $0.1 million during the first quarter of 2023.

Other Expense, Net

Other expense, net increased $4.8 million, or 107.4%, to $9.2 million in the first quarter of 2024 compared to $4.5 million in the first quarter of 2023. The increase in other expense, net was primarily due to an increase in non-cash interest expense from an accrual of the exit fee related to our loan agreement. The increase is also attributable to higher average interest rates on higher average outstanding borrowings in the current year period compared to the prior year period.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2024 and 2023 each totaled less than $0.1 million and, in each case, related to income earned by our foreign subsidiaries after accounting for transfer pricing adjustments.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and restricted cash of $4.4 million, negative working capital of $96.4 million and an accumulated deficit of $563.0 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $393.9 million in net proceeds from sales of our equity securities.

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

Based on our recurring losses, current financial forecasts and our continuing noncompliance with the Liquidity Covenant, we believe our existing cash resources and borrowing capacity under our loan agreement, anticipated cash receipts from sales of our products and monetization of our existing inventory balances will not be sufficient to meet our anticipated cash requirements during the next 12 months, which raises substantial doubt about our ability to continue as a going concern. Given our continuing noncompliance with the Liquidity Covenant, our term loans under our loan agreement have become puttable at the sole discretion of our lender. As of the date this Quarterly Report on Form 10-Q is filed, our lender has not declared us in default on the Liquidity Covenant. To ensure adequate liquidity, we are in discussions with our lender about restructuring our debt and evaluating various external financing options, although no assurance can be provided that we will be successful in restructuring our debt or securing additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. Any such transaction or restructuring could be dilutive to existing stockholders. In addition, on March 26, 2024 (the “Seventh Amendment Effective Date”), we entered into an amendment to our loan agreement while we evaluate our debt restructuring and financing options. This amendment provided for a $4.0 million term B facility and extends our option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period from March 1, 2024 through April 30, 2024 with an additional extension to include interest accruing through May 31, 2024 at the sole discretion of our lender, see Note 7 “Debt” to our consolidated financial statements in this Quarterly Report on Form 10-Q. On the Seventh Amendment Effective Date, $2.0 million was funded to us. On April 26, 2024, an additional $1.0 million was funded to us under the Term B Loan Facility. We believe our relationship with our lender is good. Since these restructuring and financing options are not considered probable under current accounting standards, they are not considered in the evaluation of available resources. There is inherent uncertainty associated with fundraising activity and it is not in our complete control. If we are unable to restructure our debt and/or obtain additional financing we would be required to curtail operations significantly, including reducing our operating expenses which, in turn, would negatively impact our sales, or even cease operations. Any debt restructuring or additional financing that we raise may contain terms that are not favorable to us or our stockholders and could result in additional dilution. As a result, substantial doubt exists about our ability to continue as a going concern within one year after the date that this Quarterly Report on Form 10-Q is filed. See Note 1 “Description of Business” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,557)	$(10,034)
Investing activities	(1,410)	(1,004)
Financing activities	1,671	20,943
Effect of exchange rate on cash, cash equivalents and restricted cash	(125)	70
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,421)	$9,975

Operating Activities

The net cash used in operating activities was $6.6 million in the first quarter of 2024 and consisted primarily of a net loss of $14.8 million and an increase in net operating assets of $2.9 million, partially offset by non-cash charges of $11.1 million. Non-cash charges for the first quarter of 2024 consisted primarily of non-cash interest expense, stock-based compensation expense, interest paid in-kind, depreciation and amortization expense.

The net cash used in operating activities was $10.0 million in the first quarter of 2023 and consisted primarily of a net loss of $18.1 million and an increase in net operating assets of $0.4 million, partially offset by non-cash charges of $8.5 million. Non-cash charges for the first quarter of 2023 consisted primarily of stock-based compensation expense, interest paid in-kind, depreciation and amortization expense, and impairment of right-of-use assets.

Investing Activities

Net cash used in investing activities for the first quarter of 2024 and 2023 consisted of purchases of property and equipment of $1.4 million and $1.0 million, respectively.

Financing Activities

Net cash provided by financing activities was $1.7 million in the first quarter of 2024 and consisted of net proceeds under our credit facility of $1.9 million, partially offset by payment of debt issuance costs of $0.2 million.

Net cash used in financing activities was $20.9 million in the first quarter of 2023 and consisted of net proceeds from the issuance of securities in the February 2023 private placement.

Credit Facilities

On February 18, 2022 (the “Effective Date”), we entered into the SLR Loan Agreement with SLR Investment Corp. (“SLR”) which provided for a term A loan facility of $100.0 million (the “Term A Loan Facility”). The Term A Loan Facility was funded to us on the Effective Date. In connection with this funding, we issued SLR warrants to purchase 13,421 shares of our common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The proceeds of the Term A Loan Facility were used to repay all indebtedness under our prior loan agreement with CIBC.

On November 22, 2022 (the “Third Amendment Effective Date”), we entered into an Amendment No. 3 to the SLR Loan Agreement (the “Third Amendment,” together with SLR Loan Agreement, as amended prior to the Third Amendment Effective Date, the “Third Amended SLR Loan Agreement”) with SLR. Pursuant to the Third Amendment:

•
our minimum net product revenue covenant was modified for 2023;
•
the minimum liquidity covenant was reduced to $5 million from $20 million; and
•
an option was added, at our sole discretion, to pay up to 8% of the interest under the Third Amended SLR Loan Agreement in-kind (rather than solely in cash as provided for prior to the Third Amendment Effective Date) during 2023 (the “PIK Interest”), subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to the lenders equal to 5% of the PIK Interest.

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

Additionally, if we elect PIK Interest of 9%, the amount of warrants to be issued to SLR increases to be 5% times the amount of PIK Interest for the first 4% of the PIK Interest selected and 12.20% times on the next 5% of the amount of PIK Interest selected to provide for a weighted average of 9%, and our monthly interest expense increases by 1% for the month in which such PIK Interest is selected. The Fourth Amendment also provided for a reset of the exercise price of the warrants to be issued in connection with our election of PIK Interest, including existing PIK Warrants, equal to the lower of our closing stock price for (a) the 10-day trailing average closing price ending on the day before the interest payment date, (b) the day before the interest payment date, or (c) $9.36 per share.

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

On February 21, 2024, we entered into an Amendment No. 6 to the SLR Loan Agreement (the “Sixth Amendment,” together with the Fifth Amended SLR Loan Agreement, the “Sixth Amended SLR Loan Agreement”) with SLR to extend our option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period January 1, 2024 through February 29,

2024, subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to equal 9% of the PIK Interest.

On March 26, 2024 (the “Seventh Amendment Effective Date”), we entered into an Amendment No. 7 to the SLR Loan Agreement (the “Seventh Amendment,” together with the Sixth Amended SLR Loan Agreement, the “Seventh Amended SLR Loan Agreement”) with SLR. The Seventh Amendment established a term B loan facility of $4.0 million (the “Term B Loan Facility”). Borrowings under the Term B Loan Facility are available from the Seventh Amendment Effective Date until July 26, 2024 (the “Term B Maturity Date”) and shall be conditioned on approval by the lenders’ investment committee in its sole discretion. On the Seventh Amendment Effective Date, $2.0 million was funded to us. On April 26, 2024, an additional $1.0 million was funded to us under the Term B Loan Facility. The Term B Loan Facility provides for interest-only payments and aggregate principal outstanding shall be due and payable on the Term B Maturity Date. We will be required to make a payment of 0.2% of the aggregate principal amount of the Term B Loan Facility funded (the “Term B Facility Exit Fee”), which is payable on the earliest to occur of (i) the Term B Maturity Date, (ii) the acceleration of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date, and (iii) the prepayment date of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date. The Term B Facility Exit Fee of less than $0.1 million is considered fully earned by SLR as of the Seventh Amendment Effective Date and has been fully accrued as of March 31, 2024 due to the Company’s continuing noncompliance with the Liquidity Covenant. In addition, the Seventh Amendment extended our option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period from March 1, 2024 through April 30, 2024 with an additional extension to include interest accruing through May 31, 2024 at the sole discretion of SLR. The PIK Interest extension is subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to equal to 9% of the PIK Interest.

Pursuant to the Seventh Amended SLR Loan Agreement, advances under the Term A Loan Facility bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the 1-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus 0.10%, plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. Advances under the Term B Loan Facility bear interest at a floating rate per annum equal to the sum of (a) 0.10%, plus (b) 8.30% plus (c) the 1-month CME Term SOFR plus 0.10%. At March 31, 2024, the interest rate under the Term A Loan Facility and Term B Loan Facility was 14.72% and 13.82%, respectively. We paid interest in-kind on the Term A Loan Facility totaling $2.5 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively. The outstanding balance under the Term A Loan Facility and Term B Loan Facility was $111.8 million and $2.0 million, respectively, at March 31, 2024. The Term A Loan Facility provides for interest-only payments for the first 48 months following the Effective Date. Thereafter, principal payments on the Term A Loan Facility are due monthly in 12 equal installments; provided that we have the option to extend the interest-only period for an additional 12 months upon achievement of a certain minimum revenue level as more fully described in the Seventh Amended SLR Loan Agreement. The Term A Facility will mature on February 1, 2027 (the “Term A Maturity Date”). The Seventh Amended SLR Loan Agreement may be prepaid in full, subject to a prepayment charge of 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Term A Maturity Date (the “Prepayment Penalty”). In addition to the payment of principal and accrued interest, we will be required to make a payment of 7.45% of the aggregate principal amount of the Term A Loan Facility funded (the “Term A Facility Exit Fee”), which is payable on the earliest to occur of (i) the Term A Maturity Date, (ii) the acceleration of the Seventh Amended SLR Loan Agreement prior to the Term A Maturity Date, and (iii) the prepayment date of the Seventh Amended SLR Loan Agreement prior to the Term A Maturity Date. The Term A Facility Exit Fee of $7.5 million is considered fully earned by SLR as of the Effective Date and has been fully accrued as of March 31, 2024 due to our continuing noncompliance with the Liquidity Covenant. In connection with the Seventh Amended SLR Loan Agreement, we have incurred direct financing costs related to fees and non-cash consideration paid to SLR and fees paid to third parties of $2.2 million and $1.6 million, respectively, as of March 31, 2024. The Seventh Amended SLR Loan Agreement is secured by a lien on substantially all of the assets, including our intellectual property.

The Seventh Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Seventh Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month, commencing with the six month period ending on August 31, 2022), the Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of March 31, 2024, we were not in compliance with the Liquidity Covenant as our unrestricted cash balance was less than $5.0 million. As the Seventh Amended SLR Loan Agreement is considered callable at the sole discretion of SLR, the outstanding principal is presented as a current liability on the condensed consolidated balance sheet at March 31, 2024 on this Quarterly Report on Form 10-Q. In addition, the Term A Facility Exit Fee and Term B Facility Exit Fee have been fully accrued as of March 31, 2024 as a component of accrued expenses and other current liabilities. We were in compliance with all other financial covenants under the Seventh Amended SLR Loan Agreement at March 31, 2024.

The events of default under the Seventh Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Seventh Amended SLR Loan

Agreement or any other loan documents, (2) our breach or default in the performance of any covenant under the Seventh Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Seventh Amended SLR Loan Agreement (the “Mandatory Prepayment Option”). We determined the Mandatory Prepayment Option to be an embedded derivative that is required to be bifurcated from the Seventh Amended SLR Loan Agreement. We determined the probability of SLR exercising the Mandatory Prepayment Option due to our continuing noncompliance with the Liquidity Covenant to be remote and deemed its fair value to be immaterial as of March 31, 2024. We re-evaluate the fair value of the Mandatory Prepayment Option at the end of each reporting period.

The Seventh Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Seventh Amended SLR Loan Agreement, subject to customary restrictions.

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

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. We determined there were no critical accounting estimates included in our consolidated financial statements that involve a significant level of uncertainty as of December 31, 2023 or March 31, 2024.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Seventh Amended SLR Loan Agreement and interest rates associated with our invested cash balances. Borrowings under our Seventh Amended SLR Loan Agreement bear interest at a floating rate per annum equal to (a) the greater of (i) 1.00% or (ii) the one month Secured Overnight Financing Rate (the “SOFR Rate”), plus (b) (i) 8.30% under a PIK Interest option of 4% or 0%, or (ii) 9.30% under a PIK Interest option of 9%. At March 31, 2024, the interest rate was 14.72%. As of March 31, 2024, borrowings under our Fifth Amended SLR Loan Agreement totaled $113.8 million. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.1 million impact on our interest expense on an annual basis.

On March 31, 2024, we had cash invested in money market deposits of less than a $0.1 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances are exposed to credit loss for the amounts that exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar, the British pound sterling and the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.3% and 7.8% of consolidated net revenue for the quarters ended March 31, 2024 and 2023, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.5% and 8.3% of our total assets at March 31, 2024 and December 31, 2023, respectively. There were no material assets denominated in the Mexican peso at March 31, 2024 or December 31, 2023. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the quarter ended March 31, 2024, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue during 2024. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2023 Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2024, the Company issued SLR Investment Corp. (“SLR”) warrants to purchase an aggregate of 79,146 shares of common stock in connection with the PIK Interest option under the Company’s Loan and Security Agreement, as amended, with SLR (collectively, the “PIK Warrants”). The PIK Warrants have an exercise price of $0.96 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have an expiration date of January 2, 2034. The offer and sale of the PIK Warrants was made by the Company in reliance on an exemption from the registration requirements provided under Section 4(a)(2) of the Securities Act of 1933, as amended, and in connection therewith, relied upon representations made by SLR.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are either being filed or furnished with this Quarterly Report on Form 8-K or incorporated herein by reference:

Exhibit Number	Description

4.1	Form of Warrant to Purchase Common Stock of Vapotherm, Inc. Issued to SLR Investment Corp. as Payment in Kind Interest under Loan and Security Agreement (filed herewith)

10.1

Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 27, 2024 (File No. 001-38740) and incorporated herein by reference

10.2

Amendment No. 7 to Loan and Security Agreement, dated as of March 26, 2024, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2024 (File No. 001-38740) and incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

May 9, 2024	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

May 9, 2024	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer