Form 10-Q
period 2024-06-30
VAPOTHERM INC
filed 2024-08-12
CIK 1253176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there were 6,244,935 outstanding shares of common stock of Vapotherm, Inc.

VAPOTHERM, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

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

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this Quarterly Report on Form 10-Q is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 and in our other subsequent filings with the SEC, including this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” and the negative of these terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words and the use of future dates. The forward-looking statements in this report, other than statements regarding the proposed Merger (as defined herein), do not assume the consummation of the Merger unless specifically stated otherwise. Forward-looking statements include, but are not limited to, statements concerning:

•
our expectations regarding the structure, timing and completion of the proposed Merger; our ability to obtain any required regulatory and other approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; our ability to satisfy the conditions to closing or otherwise complete the Merger on a timely basis or at all; the occurrence of any event, change, or other circumstances that could delay or prevent completion of the proposed Merger or give rise to the termination of the Merger Agreement (as defined herein); the failure of the Merger to close for any reason; the impact the pending Merger may have on our current plans and operations, including potentially diverting management’s attention from our business; the effects of the Merger (or the announcement or pendency thereof) on our future business and financial and operating results; our ability to retain key personnel and maintain relationships with customers, manufacturers, suppliers, employees (including the risks relating to the ability to retain or hire key personnel), other business partners or governmental entities; and the risk and outcome of legal proceedings related to the Merger;
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
•
our expectations about market trends and their anticipated effect on our business and operating results; and
•
the material weakness in our internal control over financial reporting and our timeline and ability to remediate it successfully.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VAPOTHERM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,904	$9,725
Accounts receivable, net of expected credit losses of $240 and $160, respectively	8,563	10,672
Inventories, net	23,295	22,968
Prepaid expenses and other current assets	2,259	3,058
Total current assets	37,021	46,423
Property and equipment, net	23,592	23,703
Operating lease right-of-use assets	2,911	3,372
Restricted cash	1,109	1,109
Goodwill	561	565
Deferred income tax assets	56	57
Other long-term assets	2,677	2,388
Total assets	$67,927	$77,617
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,381	$5,053
Contract liabilities	1,258	1,237
Accrued expenses and other current liabilities	22,913	12,805
Current portion of loans payable, net	118,406	-
Total current liabilities	146,958	19,095
Long-term loans payable, net	-	107,059
Other long-term liabilities	2,288	6,797
Total liabilities	149,246	132,951
Commitments and contingencies (Note 8)
Stockholders’ deficit
Preferred stock ($0.001 par value) 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock ($0.001 par value) 21,875,000 shares authorized as of June 30, 2024 and December 31, 2023, 6,241,958 and 6,165,806 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	496,083	492,764
Accumulated other comprehensive (loss) income	(106)	91
Accumulated deficit	(577,302)	(548,195)
Total stockholders’ deficit	(81,319)	(55,334)
Total liabilities and stockholders’ deficit	$67,927	$77,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vapotherm, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$16,884	$16,037	$36,018	$33,768
Cost of revenue	8,601	9,177	18,078	20,696
Gross profit	8,283	6,860	17,940	13,072
Operating expenses
Research and development	3,328	3,723	6,960	7,710
Sales and marketing	6,732	8,276	13,874	17,868
General and administrative	3,768	5,019	8,240	10,789
Merger-related costs	3,723	-	3,723	-
Impairment of right-of-use assets	-	-	-	432
(Gain) loss on disposal of property and equipment	(1)	(2)	(9)	53
Total operating expenses	17,550	17,016	32,788	36,852
Loss from operations	(9,267)	(10,156)	(14,848)	(23,780)
Other (expense) income
Interest expense	(4,944)	(4,642)	(14,197)	(8,973)
Interest income	1	26	6	54
Foreign currency (loss) gain	(43)	9	(39)	(145)
Net loss before income taxes	$(14,253)	$(14,763)	$(29,078)	$(32,844)
Provision for income taxes	18	25	29	34
Net loss	$(14,271)	$(14,788)	$(29,107)	$(32,878)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(35)	(22)	(197)	113
Total other comprehensive (loss) income	$(35)	$(22)	$(197)	$113
Total comprehensive loss	$(14,306)	$(14,810)	$(29,304)	$(32,765)
Net loss per share - basic and diluted	$(2.22)	$(2.34)	$(4.52)	$(5.76)
Weighted-average number of shares used in calculating net loss per share, basic and diluted (1)	6,442,763	6,328,222	6,436,631	5,705,607

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	6,165,806	$6	$492,764	$91	$(548,195)	$(55,334)
Issuance of common stock upon exercise of options	1,339	-	1	-	-	1
Issuance of common stock upon settlement of restricted stock units	37,818	-	-	-	-	-
Issuance of common stock for services	11,386	-	20	-	-	20
Issuance of common stock warrants	-	-	16	-	-	16
Stock-based compensation expense	-	-	1,814	-	-	1,814
Foreign currency translation adjustments	-	-	-	(162)	-	(162)
Net loss	-	-	-	-	(14,836)	(14,836)
Balance at March 31, 2024	6,216,349	$6	$494,615	$(71)	$(563,031)	$(68,481)

Issuance of common stock upon settlement of restricted stock units	77	-	-	-	-	-
Issuance of common stock under the Employee Stock Purchase Plan	14,364	-	12	-	-	12
Issuance of common stock for services	11,168	-	135	-	-	135
Stock-based compensation expense	-	-	1,321	-	-	1,321
Foreign currency translation adjustments	-	-	-	(35)	-	(35)
Net loss	-	-	-	-	(14,271)	(14,271)
Balance at June 30, 2024	6,241,958	$6	$496,083	$(106)	$(577,302)	$(81,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2022	3,564,505	$4	$461,965	$(157)	$(490,002)	$(28,190)
Issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net	2,187,781	2	20,941	-	-	20,943
Issuance of common stock upon exercise of options	28	-	-	-	-	-
Issuance of common stock upon settlement of restricted stock units	21,967	-	-	-	-	-
Issuance of common stock for services	2,711	-	59	-	-	59
Issuance of common stock warrants	-	-	28	-	-	28
Stock-based compensation expense	-	-	2,761	-	-	2,761
Foreign currency translation adjustments	-	-	-	135	-	135
Net loss	-	-	-	-	(18,090)	(18,090)
Balance at March 31, 2023	5,776,992	$6	$485,754	$(22)	$(508,092)	$(22,354)

Issuance of common stock upon exercise of pre-funded warrants	324,015	-	3	-	-	3
Issuance of common stock upon settlement of restricted stock units	1,481	-	-	-	-	-
Issuance of common stock under the Employee Stock Purchase Plan	25,512	-	77	-	-	77
Issuance of common stock for services	2,938	-	58	-	-	58
Issuance of common stock warrants	-	-	43	-	-	43
Stock-based compensation expense	-	-	2,527	-	-	2,527
Foreign currency translation adjustments	-	-	-	(22)	-	(22)
Net loss	-	-	-	-	(14,788)	(14,788)
Balance at June 30, 2023	6,130,938	$6	$488,462	$(44)	$(522,880)	$(34,456)

(1) On August 18, 2023, the Company effected a 1:8 reverse stock split for each share of common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VAPOTHERM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(29,107)	$(32,878)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,290	5,405
Depreciation and amortization	2,528	2,445
Provision for credit losses	110	(2)
Provision for inventory valuation	73	283
Non-cash lease expense	461	733
Impairment of right-of-use assets	-	432
(Gain) loss on disposal of property and equipment	(9)	53
Placed units reserve	234	418
Interest paid in-kind	4,918	4,553
Non-cash interest expense	4,931	620
Amortization of discount on debt	429	368
Deferred income taxes	29	34
Changes in operating assets and liabilities:
Accounts receivable	1,986	212
Inventories	(407)	7,646
Prepaid expenses and other assets	506	(2,794)
Accounts payable	(579)	(315)
Contract liabilities	23	72
Accrued expenses and other liabilities	2,045	(3,460)
Operating lease liabilities, current and long-term	(1,288)	(1,213)
Net cash used in operating activities	(9,827)	(17,388)
Cash flows from investing activities
Purchases of property and equipment	(2,662)	(1,408)
Net cash used in investing activities	(2,662)	(1,408)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants and accompanying warrants in private placement, net of issuance costs	-	20,943
Proceeds from loans, net of discount	5,820	-
Proceeds from exercise of warrants	-	3
Proceeds from exercise of stock options	1	-
Proceeds from issuance of common stock under Employee Stock Purchase Plan	12	77
Net cash provided by financing activities	5,833	21,023
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(165)	35
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,821)	2,262
Cash, cash equivalents and restricted cash
Beginning of period	10,834	16,847
End of period	$4,013	$19,109
Supplemental disclosures of cash flow information
Interest paid during the period	$3,557	$2,720
Property and equipment purchases in accounts payable and accrued expenses	$732	$175
Issuance of common stock warrants in conjunction with long term debt	$16	$71
Issuance of common stock for services	$155	$117

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

Proposed Merger Transaction

On June 17, 2024, the Company, Veronica Holdings, LLC (“Topco”), Veronica Intermediate Holdings, LLC, a wholly owned subsidiary of Topco (“Parent”), and Veronica Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), and as a result of which the separate corporate existence of Merger Sub will cease, and the Company will continue as the surviving corporation of the Merger and as a direct, wholly owned subsidiary of Parent.

Topco, Parent and Merger Sub are newly formed entities owned by funds managed by affiliates of Perceptive Advisors, LLC, a leading health care investment firm (“Perceptive”). Concurrently with the entry into the Merger Agreement, the Company’s existing lenders, investment affiliates managed by SLR Capital Partners, LLC (collectively “SLR”), have agreed to contribute approximately $81.0 million of the Company’s term debt (including certain accrued but unpaid interest and fees) and warrants to

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

purchase Company common stock to Topco in exchange for preferred equity and common equity of Topco, and Perceptive has agreed to invest $50.0 million of new preferred equity capital into Topco, a portion of which will be used to fund the Merger and make certain closing-related payments. After completion of the Merger, SLR will retain $40.0 million of Company’s term debt.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, other than the Rollover Shares (as defined below) and certain other excluded shares pursuant to the terms of the Merger Agreement, will be automatically cancelled and converted into the right to receive an amount in cash equal to $2.18 per share of common stock, payable to the holder thereof, without interest and subject to any applicable tax withholding (the “Per Share Merger Consideration”).

In connection with and concurrently with the execution of the Merger Agreement, the Company entered into Rollover Agreements (the “Stockholder Rollover Agreements”) with Topco and certain stockholders of the Company (the “Rollover Stockholders”), pursuant to which such Rollover Stockholders agreed, among other things, and subject to the terms and conditions thereof, to contribute, transfer and assign to Topco, on the closing date of the Merger but immediately prior to the Effective Time, all or a portion of their shares of the Company’s common stock held directly by them as specified in the Stockholder Rollover Agreements (the “Rollover Shares”), in exchange for common units of Topco at a price per Topco common unit equal to $2.18. In addition, the Merger Agreement provides for a process pursuant to which additional stockholders of the Company may enter into additional Stockholder Rollover Agreements with Topco.

With respect to equity awards outstanding immediately prior to the Effective Time, they will be cashed out based on the Per Share Merger Consideration and the number of shares of the Company’s common stock underlying the award, except that stock options will be cashed out based on the intrinsic value between the Per Share Merger Consideration and the applicable exercise price, with options that have an exercise price per share of common stock that is equal to or greater than the Per Share Merger Consideration being cancelled without any payment made in connection therewith. Certain holders of equity awards may agree with Parent and Topco to use the cash consideration that would otherwise be received in respect of such awards in the Merger (or the shares that would otherwise be delivered) in respect of such awards to subscribe for equity in Topco.

Additionally, in connection with and concurrently with the execution of the Merger Agreement, certain members of Company management (the “Subscribers”) entered into subscription agreements (the “Subscription Agreements”) with Topco, pursuant to which the Subscribers agreed, among other things, and subject to the terms and conditions thereof, to purchase from Topco, a number of common units of Topco as determined pursuant the applicable Subscription Agreement, at a price per Topco common unit equal to $2.18, which number of Topco common units will, subject to the Subscribers paying the Company prior to the consummation of the Merger an amount of cash equal to the applicable taxes required to be withheld with respect to the vesting and/or settlement or exercise of the Subscriber’s Company Equity Awards, as applicable be determined by calculating (a) all of such Subscriber’s consideration payable (net of withholding taxes, except as otherwise agreed by the Subscriber) in respect of such Subscriber’s Company Equity Awards, divided by (b) a price per Topco common unit equal to $2.18.

The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) the absence of any law, order, injunction or decree issued by any governmental body of competent jurisdiction prohibiting the consummation of the Merger, (ii) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon at a stockholders’ meeting duly called and held for such purpose, (iii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (iv) compliance with the covenants and obligations under the Merger Agreement in all material respects, (v) the absence of a material adverse effect with respect to the Company and (vi) the continuing effectiveness of certain agreements to which the Company is a party. Subject to the satisfaction or waiver of the conditions to the closing of the Merger, the Company expects the closing of the transactions contemplated by the Merger Agreement to occur in the second half of 2024. After the Merger, the Company’s common stock will no longer be traded on the OTCQX tier of the OTC Markets, Inc.

Going Concern

The Company has evaluated whether or not its cash, cash equivalents and restricted cash on hand and working capital will be sufficient to sustain forecasted operating activities through August 12, 2025 (“evaluation period”), as required by Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. As of June 30, 2024, the Company had cash, cash equivalents and restricted cash of $4.0 million, negative working capital of $109.9 million and outstanding debt under the Company’s Loan and Security Agreement (the “SLR Loan Agreement”) with SLR Investment Corp., as collateral agent, and the lenders party thereto from time to time of $120.4 million. The Company is presently not in compliance

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

with its minimum liquidity covenant of $5.0 million (the “Liquidity Covenant”) and given this continuing noncompliance with the Liquidity Covenant, SLR has the right to accelerate the term loans under the SLR Loan Agreement. As of the date that these condensed consolidated financing statements are available for issuance, SLR has not declared the Company in default under the Liquidity Covenant. The Company had an accumulated deficit of $577.3 million as of June 30, 2024 and incurred a net loss of $29.1 million and generated a cash flow deficit from operations of $9.8 million, both for the six months ended June 30, 2024.

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

As referred to above, on June 17, 2024, the Company entered into the Merger Agreement. In addition, concurrently with the entry into the Merger Agreement, SLR has agreed to contribute approximately $81.0 million of the Company’s term debt (including certain accrued but unpaid interest and fees) and warrants purchase the Company’s common stock to Topco in exchange for preferred equity and common equity of Topco, and Perceptive has agreed to invest $50.0 million of new preferred equity capital into Topco, a portion of which will be used to fund the Merger and make certain closing-related payments. After completion of the Merger, SLR will retain $40.0 million of the Company’s term debt.

In connection with the Merger Agreement, on June 17, 2024, the Company concurrently entered into an Amendment No. 8 to the SLR Loan Agreement (the “Eighth Amendment”), pursuant to which, among other things, the existing senior secured term B loan facility (the “Term B Loan Facility”) thereunder was increased from $4.0 million to $9.0 million (see Note 7). Since the Merger is not yet complete, neither the Merger-related funding nor the related transactions including the foregoing amendment to the SLR Loan Agreement, are considered in the evaluation of the Company’s available resources. While the Company believes that its existing cash resources, additional borrowing capacity under the SLR Loan Agreement, anticipated cash receipts from sales of its products, and monetization of its existing inventory balances will be sufficient to meet its anticipated cash requirements through the completion of the Merger, no assurance can be provided that it will. In addition, while the Company believes its relationship with SLR is good and that SLR will continue to work with the Company to fund its working capital needs prior to the completion of the Merger and will work towards completion of the Merger, no assurance can be provided that SLR will. There is inherent uncertainty associated with the transactions as contemplated under the Merger Agreement and the agreements related thereto and the completion of such transactions is not in the Company’s complete control. If the Company is unable to complete the Merger and related transactions, it would be required to curtail operations significantly, including reducing its operating expenses which, in turn would, negatively impact the Company’s sales, or even cease operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern within the evaluation period.

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

As of June 30, 2024, the majority of the Company’s long-term assets are located in the United States. Long-term assets located outside the United States totaled $14.9 million, including $8.5 million located in Mexico, at June 30, 2024. Long-term assets located outside the United States totaled $14.9 million, including $9.9 million located in Mexico, at December 31, 2023.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, and the condensed consolidated statements of comprehensive loss, stockholders’ deficit and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations and cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Financial Instruments and Concentrations of Credit Risk

As of June 30, 2024, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt, the carrying amounts of which approximated fair value due to their short-term nature or market interest rates. All of the Company’s cash and cash equivalents are maintained at creditworthy financial institutions. At June 30, 2024, deposits exceed the amount of any insurance provided and are exposed to credit loss.

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

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid temporary investments purchased with original maturities of 90 days or less to be cash equivalents. The Company holds restricted cash and restricted cash equivalents related to certificates of deposits and collateral in relation to lease agreements. As of June 30, 2024, $0.7 million of the Company’s $4.0 million of cash, cash equivalents and restricted cash balance was located outside the United States. As of December 31, 2023, $1.9 million of the Company’s $10.8 million of cash, cash equivalents and restricted cash balance was located outside of the United States. The Company’s cash, cash equivalents and restricted cash balances are primarily held by Canadian Imperial Bank of Commerce Innovation Banking (“CIBC”) and Bank of America, N.A.

The following table presents the components of total cash, cash equivalents, and restricted cash as set forth in the Company’s condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$2,904	$9,725
Restricted cash	1,109	1,109
Total cash, cash equivalents, and restricted cash	$4,013	$10,834

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

Product Warranty

The Company provides its customers with a standard one-year warranty on its capital equipment sales. Warranty costs are accrued based on actual historical trends and estimated at the time of sale. The warranty liability is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. A roll-forward of the Company’s warranty liability from December 31, 2023 to June 30, 2024 is as follows:

Balance at December 31, 2023	$303
Change in provision for warranty obligations	(30)
Settlements	(108)
Balance at June 30, 2024	$165

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Merger-related Costs

Merger-related costs consist of legal and professional fees the Company has incurred in connection with the Merger Agreement and are expensed as incurred. The Company recorded merger-related costs of $3.7 million for each of the three and six months ended June 30, 2024. There were no merger-related costs recorded during the three or six months ended June 30, 2023.

Pursuant to the terms of the Merger Agreement, each party to the Merger Agreement will bear its own expenses in connection with the Merger Agreement and the transactions contemplated thereby, and in the event the Merger is consummated, the Company, as the surviving corporation in the Merger, will pay all costs and expenses (including reasonable fees, disbursements and expenses of legal or financial advisors or agents serving in a similar capacity) incurred by the Company, Perceptive, Topco, Parent, Merger Sub and SLR, in connection with the Merger Agreement, the SLR Loan Agreement and related agreements and the transactions contemplated thereby, in each case that are unpaid and outstanding as of the closing date of the Merger; provided, however, that subject to the terms of the SLR Loan Agreement, legal fees and expenses and financial advisor fees and expenses (other than fees in respect of any litigation brought by stockholders relating to the Merger, if any) shall not exceed $10.0 million. In the event that the Merger does not close, SLR has the right to invoice the Company for costs and expenses incurred by SLR in connection with the Merger Agreement, the SLR Loan Agreement and related agreements and the transactions contemplate thereby, in each case that are unpaid and outstanding.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying a practical expedient under ASC 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component during the three or six months ended June 30, 2024 or 2023.

The Company’s contracts with its customers generally have a duration of less than one year. Therefore, the Company has elected to apply a practical expedient and recognizes the incremental costs of obtaining contracts as an expense. These costs are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss.

Lease Revenue

The Company also enters into agreements to lease its capital equipment. For such sales, the Company accounts for revenue under ASC 842, and assesses and classifies these transactions as sales-type or operating leases based on whether the lease transfers ownership of the equipment to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term. Equipment included in arrangements including transfer of title are accounted for as sales-type leases and the Company recognizes the present value of the lease payments due over the lease term as revenue at the inception of the lease. The Company records the present value of future lease payments in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets; these amounts each totaled $0.1 million at June 30, 2024 and December 31, 2023. Equipment included in arrangements that do not include the transfer of title, nor any of the sales-type or direct financing lease criteria, are accounted for as operating leases and revenue is recognized on a straight-line basis over the term of the lease.

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

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are included in service revenue. Shipping and handling costs are included in cost of revenue. Shipping and handling activities are accounted for as activities to fulfill a contract and are accrued when the customer obtains control of the Company’s product. The total costs of shipping and handling for each of the three months ended June 30, 2024 and 2023 were $0.2 million. The total costs of shipping and handling for the six months ended June 30, 2024 and 2023 were $0.4 million and $0.5 million, respectively.

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

The Company’s major tax jurisdictions are the state of New Hampshire, the United States, United Kingdom, Germany, Mexico, Singapore, and Brazil. The provision for income taxes for each of the three and six months ended June 30, 2024 and 2023

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

totaled less than $0.1 million, and related to income earned by the Company’s foreign subsidiaries after accounting for transfer pricing adjustments.

Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income and reduce taxes, respectively. The Company has not currently completed an evaluation of ownership changes through June 30, 2024 to assess whether utilization of the Company’s net operating loss and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. To the extent an ownership change is determined to have occurred under Sections 382 and 383 of the Code, the net operating loss and tax credit carryforwards may be subject to limitation.

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

As of June 30, 2024, the Company had two items, cash equivalents and an embedded derivative, measured at fair value on a recurring basis. The Company’s cash equivalents primarily consist of money market deposits which totaled approximately less than $0.1 million at June 30, 2024 and are valued based on Level 1 of the fair value hierarchy. The Company’s embedded derivative relates to the Company’s financing arrangement (see Note 7). Its fair value is deemed to be immaterial at June 30, 2024 and is valued based on Level 3 of the fair value hierarchy. There were no transfers in or out of Level 1, 2 or 3 during the three or six months ended June 30, 2024.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

During the first quarter of 2024 and 2023, the Company issued SLR warrants to purchase 79,146 shares and 13,547 shares of common stock (the “SLR PIK Warrants”), respectively. During the second quarter of 2023, the Company issued SLR warrants to purchase 48,170 shares of common stock. There were no warrants issued to SLR during the second quarter of 2024. As of June 30, 2024, the Company owes SLR and its related entities warrants to purchase an aggregate of 386,202 shares of common stock at exercise prices ranging from $0.76 per share to $1.32 per share, with a weighted average exercise price of $0.99 per share. These warrants expire at periods ranging from February 1, 2034 through June 3, 2034. The issuance of the warrants were made pursuant to amendments to the Company’s financing arrangement (see Note 7). These equity-classified PIK Warrants were valued using the Black-Scholes pricing model, which falls within Level 3 of the fair value hierarchy.

The fair value of the warrants are estimated on the date of grant using the Black-Scholes pricing model with the following range of assumptions:

	2024	2023
Expected dividend yield	0.0%	0.0%
Risk free interest rate	4.1%-4.9%	3.9%-4.6%
Expected stock price volatility	20.8%-21.0%	20.6%-20.9%
Expected term (years)	2.5	2.5

4. Accounts Receivable

Accounts receivable consists of the following:

	June 30, 2024	December 31, 2023
United States	$6,135	$6,837
International	2,668	3,995
Total accounts receivable	8,803	10,832
Less: Allowance for expected credit losses	(240)	(160)
Accounts receivable, net of expected credit losses	$8,563	$10,672

A roll-forward of the Company’s allowance for credit losses from December 31, 2023 to June 30, 2024 is as follows:

Balance at December 31, 2023	$160
Change in provision for credit losses	110
Write-offs of uncollectible balances	(30)
Balance at June 30, 2024	$240

No individual customer accounted for 10% or more of net revenue for the three or six months ended June 30, 2024 or 2023. No individual customer accounted for 10% or more of total accounts receivable at June 30, 2024. One customer accounted for 10% of total accounts receivable as of December 31, 2023.

5. Inventories

Inventory balances, net of reserves, consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$11,959	$11,982
Finished goods	10,722	9,954
Component parts	614	1,032
Total inventories	$23,295	$22,968

The Company recorded a provision for excess and obsolete inventory of $0.1 million each for the three months ended June 30, 2024 and 2023. The Company recorded a provision for excess and obsolete inventory of $0.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

6. Accrued Expenses and Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued term loan fees	$9,079	$-
Accrued merger costs	3,018	-
Accrued bonuses	2,030	1,927
Operating lease liabilities, current portion	1,958	2,414
Accrued income, sales and other taxes	912	997
Accrued payroll and employee-related costs	675	781
Accrued interest	667	847
Accrued commissions	530	548
Accrued professional fees	522	617
Accrued inventories	503	596
Accrued vacation liability	459	494
Accrued supplier costs	450	450
Accrued freight	252	243
Product warranty reserve	165	303
Accrued rent and restoration costs	-	489
Other	1,693	2,099
Total accrued expenses and other current liabilities	$22,913	$12,805

Other long-term liabilities consist of the following:

	June 30, 2024	December 31, 2023
Operating lease liabilities	$2,285	$2,919
Accrued term loan fees	-	3,874
Other	3	4
Total other long-term liabilities	$2,288	$6,797

7. Debt

Credit Facilities

On February 18, 2022 (the “Credit Agreement Effective Date”), the Company entered into the SLR Loan Agreement with SLR which provided for a term A loan facility of $100.0 million (the “Term A Loan Facility”). The Term A Loan Facility was funded to the Company on the Credit Agreement Effective Date. In connection with this funding, the Company issued SLR warrants to purchase 13,421 shares of the Company’s common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The proceeds of the Term A Loan Facility were used to repay all indebtedness under the Company’s prior loan agreement with CIBC.

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

On March 26, 2024 (the “Seventh Amendment Effective Date”), the Company entered into an Amendment No. 7 to the SLR Loan Agreement (the “Seventh Amendment,” together with the Sixth Amended SLR Loan Agreement, the “Seventh Amended SLR Loan Agreement”) with SLR. The Seventh Amendment established a term B loan facility of $4.0 million (the “Term B Loan Facility”). Borrowings under the Term B Loan Facility were available from the Seventh Amendment Effective Date until July 26, 2024 (the “Term B Maturity Date”) and conditioned on approval by the lenders’ investment committee in its sole discretion. On the Seventh Amendment Effective Date, $2.0 million was funded to the Company. In addition, $2.0 million was funded to the Company in $1.0 million draw increments on April 26, 2024, and June 4, 2024. The Term B Loan Facility provides for interest-only payments and aggregate principal outstanding are due and payable on the Term B Maturity Date. The Company will be required to make a payment of 2.0% of the aggregate principal amount of the Term B Loan Facility funded (the “Term B Facility Exit Fee”), which is payable on the earliest to occur of (i) the Term B Maturity Date, (ii) the acceleration of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date, and (iii) the prepayment date of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date. The Term B Facility Exit Fee of less than $0.1 million is considered fully earned by SLR as of the Seventh Amendment Effective Date and has been fully accrued as of June 30, 2024 due to the Company’s continuing noncompliance with the Liquidity Covenant. In addition, the Seventh Amendment extended the Company’s option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period from March 1, 2024 through April 30, 2024 with an additional extension to include interest accruing through May 31, 2024 at the sole discretion of SLR. The PIK Interest extension is subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to equal to 9% of the PIK Interest.

On June 17, 2024 (the “Eighth Amendment Effective Date”), the Company entered into the Eighth Amendment (together with the Seventh Amended SLR Loan Agreement, the “Eighth Amended SLR Loan Agreement”) with SLR. The Eighth Amendment provided for an interim amendment to the SLR Loan Agreement to be effective between the Eighth Amendment Effective Date and the effective date of the Merger (the “Interim Loan Agreement Amendment”). The Interim Loan Agreement Amendment increased the existing senior secured Term B Loan Facility from $4.0 million to $9.0 million (the “Amended Term B Loan Facility”). On the Eighth Amendment Effective Date, $2.0 million available under the Amended Term B Loan Facility was funded to the Company. An additional $1.5 million was funded to the Company on July 23, 2024 under the Amended Term B Loan Facility. As of the date that these condensed consolidated financial statements are available for issuance, the Company has $1.5 million of available undrawn funds under the Amended Term B Loan Facility. The aggregate principal amount outstanding under the Amended Term B Loan Facility will be due and payable on the earlier of (x) the Effective Time and (y) December 31, 2024 (the “Amended Term B Loan Facility Maturity Date”), which date is subject to an automatic 60 day extension to give effect to the extension of the Outside Date (as provided for and defined in the Merger Agreement). There are no scheduled amortization payments of the principal amount of the loans outstanding under the Amended Term B Loan Facility. Borrowings under the Amended Term B Loan Facility are available from

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

the Eighth Amendment Effective Date until the Amended Term B Loan Facility Maturity Date and will be conditioned on approval by the lenders’ investment committee in its sole discretion.

Pursuant to the Interim Loan Agreement Amendment, the Eighth Amended SLR Loan Agreement provides for certain covenants requiring the lenders and agent to assist with the consummation of the Merger, including permitting certain amendments to the Eighth Amended SLR Loan Agreement and other documents contemplated in respect of the transactions contemplated by the Merger Agreement. The Interim Loan Agreement Amendment amended the interest rate applicable to the existing senior secured Term A Loan Facility to provide for a floating interest rate equal to the sum of (a) 1-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10%, plus (b) 2.30%, plus (c) 7.00% of PIK Interest. The PIK Interest is capitalized and added to the aggregate principal amount outstanding under the Term A Loan Facility.

Pursuant to the Interim Loan Agreement Amendment, loans under the Amended Term B Loan Facility bear interest at a floating rate per annum equal to the sum of (a) 0.10%, plus (b) 8.30%, plus (c) the 1-month CME Term SOFR plus a SOFR adjustment of 0.10%. At June 30, 2024, the interest rate under the Term A Loan Facility and Amended Term B Loan Facility was 14.73% and 13.73%, respectively. The Company paid interest in-kind on the Term A Loan Facility totaling $2.6 million and $2.4 million during the three months ended June 30, 2024 and 2023, respectively. The Company paid interest in-kind on the Term A Loan Facility totaling $5.1 million and $4.5 million during the six months ended June 30, 2024 and 2023, respectively. The outstanding balance under the Term A Loan Facility and Amended Term B Loan Facility was $114.4 million and $6.0 million, respectively, at June 30, 2024. The Term A Loan Facility provides for interest-only payments through February 1, 2026. Thereafter, principal payments on the Term A Loan Facility are due monthly in equal installments; provided that the Company has the option to extend the interest-only period for an additional 17 months upon achievement of a certain minimum revenue level as more fully described in the Interim Loan Agreement Amendment.

Pursuant to the Interim Loan Agreement Amendment, the Term A Loan Facility will mature on July 15, 2027 (the “Term A Maturity Date”). Loans outstanding under the Amended Term B Loan Facility and Term A Loan Facility may be prepaid in full, subject to a prepayment charge of 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Term A Maturity Date (the “Prepayment Penalty”). In addition, on the earliest to occur of (i) with respect to the Term A Loan Facility, the Term A Maturity Date and with respect to the Amended Term B Loan Facility, the Effective Time, (ii) with respect to the Term A Loan Facility, the acceleration of the Term A Loan Facility prior to the Term A Maturity Date and with respect to the Amended Term B Loan Facility, the acceleration of the Amended Term B Loan Facility prior to the Effective Time and (iii) the prepayment of any loan under the Term A Loan Facility prior to the Term A Maturity Date or the prepayment of any loan under the Amended Term B Loan Facility prior to the Effective Time, the Company will be required to make a payment of a final fee equal to the sum of (x) 7.45% of the aggregate principal amount of the loans funded under the Term A Loan Facility and (y) 2.00% of the aggregate principal amount of the loans funded under the Amended Term B Loan Facility (the “Exit Fee”) of $7.6 million. The Exit Fee is considered fully earned by SLR as of the Credit Agreement Effective Date and has been fully accrued as of June 30, 2024 as a component of accrued expenses and other current liabilities due to the Company’s continuing noncompliance with the Liquidity Covenant. In connection with the Eighth Amended SLR Loan Agreement, the Company has incurred direct financing costs related to fees and non-cash consideration paid to SLR and fees paid to third parties of $2.3 million and $1.6 million, respectively, as of June 30, 2024. The Term A Loan Facility and the Amended Term B Loan Facility are secured by a lien on substantially all of the assets, including intellectual property, of the Company.

The Eighth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Eighth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month), the Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of June 30, 2024, the Company was not in compliance with the Liquidity Covenant as its unrestricted cash balance was less than $5.0 million. As the loans outstanding under the Eighth Amended SLR Loan Agreement are considered callable at the sole discretion of SLR, the outstanding principal is presented as a current liability on the condensed consolidated balance sheet at June 30, 2024. As of June 30, 2024, the Company was in compliance with all other financial covenants under the Eighth Amended SLR Loan Agreement at June 30, 2024.

The events of default under the Eighth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) the Company’s failure to make any payments of principal or interest under the Eighth Amended SLR Loan Agreement or any other loan documents, (2) the Company’s breach or default in the performance of any covenant under the Eighth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

a material adverse effect, (4) the existence of an attachment or levy on a material portion of the Company’s funds or of the Company’s subsidiaries, (5) the Company’s insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of the Company’s indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Eighth Amended SLR Loan Agreement (the “Event of Default Option”). The Company determined the Event of Default Option to be an embedded derivative that is required to be bifurcated from the Eighth Amended SLR Loan Agreement. The Company determined the probability of SLR exercising the Event of Default Option due to the Company’s continuing noncompliance under the Liquidity Covenant to be remote and deemed its fair value to be immaterial as of June 30, 2024. The Company re-evaluates the fair value of the Event of Default Option at the end of each reporting period.

The Eighth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Eighth Amended SLR Loan Agreement, subject to customary restrictions.

The annual principal maturities of the Company’s Eighth Amended SLR Loan Agreement as of June 30, 2024 are as follows:

2024 (remaining 6 months)	$120,427
Less: Unamortized deferred financing costs	(2,021)
Loans payable, net	$118,406

The Eighth Amendment also provides for a further amendment to the SLR Loan Agreement to be effective as of the Effective Time (the “Merger Effective Date Amendment”). The repayment in full of the Amended Term B Loan Facility is a condition to the effectiveness of the Merger Effective Date Amendment. After giving effect to the contribution of $74.4 million of loans outstanding under the Term A Loan Facility to Topco pursuant to the SLR Rollover Agreement, the aggregate principal amount outstanding under the Term A Loan Facility under the Merger Effective Date Amendment will be reduced from $114.4 million to $40.0 million (the “Merger Effective Date Term A Loan Facility”). Loans under the Merger Effective Date Term A Loan Facility will bear interest at a floating rate per annum equal to the sum of (a) CME Term SOFR (with a floor of 4.50%) plus (b) 6.00%. The aggregate principal amount outstanding under the Merger Effective Date Term A Loan Facility is due and payable on the earlier of (x) the third anniversary of the Effective Time and (y) October 1, 2027 (the “Merger Effective Date Term A Loan Facility Maturity Date”). There is no scheduled amortization of the principal amounts of the loans outstanding under the Merger Effective Date Term A Loan Facility. The Merger Effective Date Amendment also provides for revised financial covenant levels applicable to the Merger Effective Date Term A Loan Facility. All other terms and conditions of the Merger Effective Date Term A Loan Facility, including the guarantees and security relating thereto are substantively identical to those provided for under the existing credit facilities under the Eighth Amended SLR Loan Agreement.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

The following table presents operating lease cost and information related to operating right-of-use and operating lease liabilities for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Operating lease cost	$1,075	$1,075
Variable lease cost	198	193
Total	$1,273	$1,268
Operating cash flow impacts:
Cash paid for amounts included in measurement of lease liabilities	$1,802	$1,556
Weighted average remaining lease term - operating leases (in years)	3.5	3.5
Weighted average discount rate - operating leases	10.4%	9.2%

As of June 30, 2024, future maturities of lease liabilities under the Company’s noncancelable operating leases are as follows:

Total Due
2024 (remaining 6 months)	$1,492
2025	1,177
2026	811
2027	525
2028	481
Thereafter	655
Total payments	5,141
Less interest	(898)
Total present value of lease payments	$4,243

Legal Matters

From time to time, the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business. The Company believes there is no litigation pending that could have, individually, or in the aggregate, a material adverse effect on the results of its operations or financial condition.

Guarantees

During the second quarter of 2022, in connection with the Company’s plan to move substantially all of its manufacturing operations from New Hampshire to Mexico, the Company entered into an agreement with TACNA Services, Inc. (“TACNA”) under which TACNA manages the Company’s manufacturing operations in Mexico. In furtherance thereof, Baja Fur, S.A. de C.V. (the “Lessee”), a subsidiary of TACNA, entered into a lease agreement (the “Lease”) with Fraccionadora Residencial Hacienda Agua Caliente, S. de R.L. de C.V. (the “Lessor”), whereby the Lessee agreed to lease property in Tijuana, México to be used as the Company’s manufacturing facility in Mexico. Under Mexican law, the Lease became a legally binding agreement on July 8, 2022. As an inducement to the Lessee and Lessor to enter into the Lease, the Company entered into an absolute unconditional corporate guaranty agreement (the “Guaranty Agreement”) pursuant to which the Company agreed to guaranty the prompt and complete payment and performance when due, whether by acceleration or otherwise, of all obligations, liabilities and covenants of the Lessee to the Lessor pursuant to the Lease, including all amounts due under the Lease. The Guaranty Agreement will terminate once all obligations of the Lessee arising under the Lease have been satisfied in full and the Lease has been terminated or fully performed. The total obligation outstanding under the Guaranty Agreement was $1.3 million as of June 30, 2024 and was recorded as an operating lease liability in these condensed consolidated financial statements.

Other Commitments

As of June 30, 2024, the Company has non-cancellable purchase commitments for inventories, capital equipment and services as follows:

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

Total Due
2024 (remaining 6 months)	$11,243
2025	3,163
$14,406

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

There were no restructuring expenses recorded during the three or six months ended June 30, 2024 or six months ended June 30, 2023. All amounts related to the April 2022 and the August 2022 Restructuring were fully paid in 2023.

The following table summarizes the classification of restructuring expense, including related impairment of right-of-use assets, in the condensed consolidated statements of comprehensive loss during the three months ended March 31, 2023:

Cost of revenue	$56
Impairment of long-lived and intangible assets	432
Total restructuring expense	$488

10. Warrants

The table below sets forth the Company’s warrant activity for the six months ended June 30, 2024:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	3,193,710	$8.36
Warrants issued	79,146	0.96
Warrants cancelled	(1,606)	112.00
Outstanding at June 30, 2024	3,271,250	$8.13

The Company’s outstanding warrants at June 30, 2024 have exercise prices ranging from $0.008 per share to $112.00 per share and expire at periods ranging from July 29, 2025 through February 10, 2053.

In connection with its PIK Interest option, during the six months ended June 30, 2024, the Company has issued SLR the PIK Warrants to purchase an aggregate of 79,146 shares of common stock. The PIK Warrants have an exercise price of $0.96 per share, were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and have an expiration date of January 2, 2034. As of June 30, 2024, the Company owes SLR and its related entities warrants to purchase an aggregate of 386,202

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

shares of common stock at exercise prices ranging from $0.76 per share to $1.32 per share, with a weighted average exercise price of $0.99 per share. These warrants expire at periods ranging from February 1, 2034 through June 3, 2034.

11. Revenue

Disaggregated Revenue

The following table shows the Company’s net revenue disaggregated into categories the Company considers meaningful:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024			2024
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$1,974	$417	$2,391	$4,210	$1,034	$5,244
Disposable	9,920	2,522	12,442	21,141	5,397	26,538
Subtotal product revenue	11,894	2,939	14,833	25,351	6,431	31,782
Lease revenue
Capital equipment	61	85	146	189	168	357
Other	419	105	524	806	201	1,007
Service and other revenue	949	432	1,381	2,061	811	2,872
Total net revenue	$13,323	$3,561	$16,884	$28,407	$7,611	$36,018

	Three Months Ended June 30,			Six Months Ended June 30,
	2023			2023
	US	International	Total	US	International	Total
Net revenue by:
Product revenue
Capital equipment	$2,518	$602	$3,120	$5,016	$1,412	$6,428
Disposable	7,878	3,049	10,927	17,226	6,118	23,344
Subtotal product revenue	10,396	3,651	14,047	22,242	7,530	29,772
Lease revenue
Capital equipment	35	81	116	73	173	246
Other	305	105	410	660	213	873
Service and other revenue	1,111	353	1,464	2,131	746	2,877
Total net revenue	$11,847	$4,190	$16,037	$25,106	$8,662	$33,768

United States and International net revenue is based on the customer location to which the product is shipped. No individual foreign country represents more than 10% of the Company’s aggregated revenue during the six months ended June 30, 2024 or 2023.

Contract Balances from Contracts with Customers

Contract liabilities consist of deferred revenue and other contract liabilities associated with rebates and fees payable to GPOs, IDNs and distributor partners. Deferred revenues are included in contract liabilities in the accompanying condensed consolidated balance sheets. The following table presents changes in contract liabilities during the six months ended June 30, 2024:

	Deferred Revenue	Other Contract Liabilities
Balance at December 31, 2023	$1,041	$196
Additions	725	177
Subtractions	(685)	(196)
Balance at June 30, 2024	$1,081	$177

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

12. Stock-Based Compensation

On February 27, 2024, the exercise price of all outstanding options to purchase shares of the Company’s common stock, other than options held by non-employee Board members, was reduced to $0.915 per share (the “Option Repricing”). No other terms of the options were modified. The Option Repricing includes vested and unvested options granted under the Vapotherm, Inc. Amended and Restated 2018 Equity Incentive Plan (as amended and restated, the “2018 Equity Plan”) and the Vapotherm, Inc. Amended and Restated 2015 Stock Incentive Plan and the Vapotherm, Inc. Amended and Restated 2005 Stock Incentive Plan. The 2018 Plan also was amended to increase the number of shares of common stock that may be issued in satisfaction of awards under the 2018 Plan by an additional 410,000 shares and was revised to reflect the effect of the Company’s 1-for-8 reverse stock split effected on August 18, 2023 (such plan as amended, the “Amended 2018 Equity Plan”). The Option Repricing resulted in the recognition of additional compensation expense of $0.1 million during the six months ended June 30, 2024.

As of June 30, 2024, 137,851 shares of common stock were available for issuance under the Amended 2018 Equity Plan, assuming actual performance under outstanding performance stock units. To date, stock options, performance awards, restricted stock awards, restricted stock units and performance stock units have been granted under the Amended 2018 Equity Plan.

Stock-based compensation expense was allocated based on the employees’ and non-employees’ functions as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$33	$51	$78	$98
Research and development	429	556	937	1,152
Sales and marketing	551	986	1,313	2,100
General and administrative	443	992	962	2,055
Total	$1,456	$2,585	$3,290	$5,405

Stock Options

There were no options granted under the Amended 2018 Equity Plan during the six months ended June 30, 2024. The Company granted options to purchase an aggregate of 106,071 shares of common stock at exercise prices ranging from $9.68 to $21.60 per share, with a weighted average exercise price of $21.20 per share, during the six months ended June 30, 2023. The weighted average fair value of stock options granted during the six months ended June 30, 2023 was $17.44 per share.

The weighted average assumptions used in the Black-Scholes options pricing model for the six months ended June 30, 2023 are as follows:

Expected dividend yield	0.0%
Risk free interest rate	3.9%
Expected stock price volatility	103.8%
Expected term (years)	6.1

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	682,832	$12.43
Granted	74,962	1.07
Vested	(59,876)	58.26
Canceled	(1,816)	35.27
Unvested at June 30, 2024	696,102	$7.21

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

A summary of performance stock units activity for the six months ended June 30, 2024 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2023	20,491	$161.53
Vested	(573)	15.84
Unvested at June 30, 2024	19,918	$165.68

Employee Stock Purchase Plan

As of June 30, 2024, 143,465 shares of common stock remained available for issuance under the ESPP. In connection with and pursuant to the terms of the Merger Agreement, the Company caused the offering period under the ESPP that ended on June 30, 2024 to be the final offering period under the ESPP.

The ESPP provided for successive discrete offering periods of approximately six months or as determined by the plan administrator. The offering periods begin on each January 1st and July 1st or the first trading day thereafter.

The ESPP permitted eligible employees to elect to purchase shares of common stock through fixed whole percentage contributions from eligible compensation during each offering period, not to exceed 10% of the eligible compensation a participant receives during an offering period and not to accrue at a rate which exceeds $25,000 of the fair value of the stock (determined on the grant date(s)) for each calendar year. A participant could purchase the lower of (a) a number of shares of common stock determined by dividing such participant’s accumulated payroll deductions on the exercise date by the option price, (b) 625 shares, or (c) such other lesser maximum number of shares as shall have been established by the plan administrator.

Amounts deducted and accumulated by the participant were used to purchase shares of common stock at the end of each offering period. The purchase price of the shares was 85% of the lower of the fair value of common stock on the first trading day of each offering period or on the purchase date. Participants were permitted to end their participation during an offering period up to ten days in advance of the exercise date and will be paid their accumulated contributions that have not been used to purchase shares of common stock. Participation ends automatically upon termination of employment.

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

VAPOTHERM, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share amounts)

13. Net Loss Per Share

As of June 30, 2024 and 2023, the remaining outstanding pre-funded warrants to purchase 226,298 shares of common stock that were issued in connection with the February 2023 Private Placement were included in the basic and diluted net loss per share calculation.

The Company excluded the following potential shares of common stock, based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Warrants to purchase common stock	3,044,952	2,815,375
Unvested restricted stock units and performance stock units	716,020	172,776
Options to purchase common stock	408,021	475,812
	4,168,993	3,463,963

14. Related Party Transactions

The Company recorded sales of $0.2 million and $0.3 million during of the three months ended June 30, 2024 and 2023, respectively, and sales of $0.4 million and $1.4 million during the six months ended June 30, 2024 and 2023, respectively, to an entity in which a member of the Company’s board of directors holds a management position. There was a credit of $0.1 million and $0.3 million due to this entity at June 30, 2024 and December 31, 2023, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the “Risk Factors” section of our 2023 Form 10-K filed with the SEC on February 22, 2024 and in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. We use certain non-GAAP financial measures that we believe are important for purposes of comparison to prior periods. This information is also used by our management to measure the profitability of our ongoing operations and analyze our business performance and trends.

Proposed Merger Transaction

On June 17, 2024, Vapotherm, Veronica Holdings, LLC (“Topco”), Veronica Intermediate Holdings, LLC, a wholly owned subsidiary of Topco (“Parent”), and Veronica Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Vapotherm (the “Merger”), and as a result of which the separate corporate existence of Merger Sub will cease, and Vapotherm will continue as the surviving corporation of the Merger and as a direct, wholly owned subsidiary of Parent.

Topco, Parent and Merger Sub are newly formed entities owned by funds managed by affiliates of Perceptive Advisors, LLC, a leading health care investment firm (“Perceptive”). Concurrently with the entry into the Merger Agreement, our existing lenders, investment affiliates managed by SLR Capital Partners, LLC (collectively “SLR”), have agreed to contribute approximately $81.0 million of the Company’s term debt (including certain accrued but unpaid interest and fees) and warrants to purchase shares of our common stock to Topco in exchange for preferred equity and common equity of Topco, and Perceptive has agreed to invest $50.0 million of new preferred equity capital into Topco, a portion of which will be used to fund the Merger and make certain closing-related payments. After completion of the Merger, SLR will retain $40.0 million of our term debt.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time, other than the Rollover Shares (as defined below) and certain other excluded shares pursuant to the terms of the Merger Agreement, will be automatically cancelled and converted into the right to receive an amount in cash equal to $2.18 per share of common stock, payable to the holder thereof, without interest and subject to any applicable tax withholding (the “Per Share Merger Consideration”).

In connection with and concurrently with the execution of the Merger Agreement, we entered into Rollover Agreements (the “Stockholder Rollover Agreements”) with Topco and certain or our stockholders (the “Rollover Stockholders”), pursuant to which such Rollover Stockholders agreed, among other things, and subject to the terms and conditions thereof, to contribute, transfer and assign to Topco, on the closing date of the Merger but immediately prior to the Effective Time, all or a portion of their shares of our common stock held directly by them as specified in the Stockholder Rollover Agreements (the “Rollover Shares”), in exchange for common units of Topco at a price per Topco common unit equal to $2.18. In addition, the Merger Agreement provides for a process pursuant to which additional of our stockholders may enter into additional Stockholder Rollover Agreements with Topco.

With respect to equity awards outstanding immediately prior to the Effective Time, they will be cashed out based on the Per Share Merger Consideration and the number of our shares of common stock underlying the award, except that stock options will be cashed out based on the intrinsic value between the Per Share Merger Consideration and the applicable exercise price, with options that have an exercise price per share of common stock that is equal to or greater than the Per Share Merger Consideration being cancelled without any payment made in connection therewith. Certain holders of equity awards may agree with Parent and Topco to use the cash consideration that would otherwise be received in respect of such awards in the Merger (or the shares that would otherwise be delivered) in respect of such awards to subscribe for equity in Topco.

Additionally, in connection with and concurrently with the execution of the Merger Agreement, certain members of Company management (the “Subscribers”) entered into subscription agreements (the “Subscription Agreements”) with Topco, pursuant to which the Subscribers agreed, among other things, and subject to the terms and conditions thereof, to purchase from Topco, a number of common units of Topco as determined pursuant the applicable Subscription Agreement, at a price per Topco common unit equal to $2.18, which number of Topco common units will, subject to the Subscribers paying the Company prior to the consummation of the Merger an amount of cash equal to the applicable taxes required to be withheld with respect to the vesting and/or settlement or exercise of the Subscriber’s Company Equity Awards, as applicable be determined by calculating (a) all of such

Subscriber’s consideration payable (net of withholding taxes, except as otherwise agreed by the Subscriber) in respect of such Subscriber’s Company Equity Awards, divided by (b) a price per Topco common unit equal to $2.18.

The closing of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (i) the absence of any law, order, injunction or decree issued by any governmental body of competent jurisdiction prohibiting the consummation of the Merger, (ii) the approval of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our Common Stock entitled to vote thereon at a stockholders’ meeting duly called and held for such purpose, (iii) the accuracy of the representations and warranties contained in the Merger Agreement (subject to specified materiality qualifiers), (iv) compliance with the covenants and obligations under the Merger Agreement in all material respects, (v) the absence of a material adverse effect with respect to the Company and (vi) the continuing effectiveness of certain agreements to which we are party. Subject to the satisfaction or waiver of the conditions to the closing of the Merger, we expect the closing of the transactions contemplated by the Merger Agreement to occur in the second half of 2024. After the Merger, our common stock will no longer be traded on the OTCQX tier of the OTC Markets, Inc.

In connection with the execution of the Merger Agreement, on June 17, 2024, we concurrently entered into, among other agreements, an Amendment No. 8 to the SLR Loan Agreement (the “Eighth Amendment”), pursuant to which, among other things, the existing senior secured term B loan facility (the “Term B Loan Facility”) thereunder was increased from $4.0 million to $9.0 million. While we believe that our existing cash resources, additional borrowing capacity under the SLR Loan Agreement, anticipated cash receipts from sales of our products, and monetization of our existing inventory balances will be sufficient to meet our anticipated cash requirements through the completion of the Merger, no assurance can be provided that it will. In addition, while we believe our relationship with SLR is good and that SLR will continue to work with us to fund our working capital needs prior to the completion of the Merger and work to complete the Merger, no assurance can be provided that SLR will.

Business Overview

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

High Velocity Therapy is an advanced form of high flow therapy that is differentiated due to its ability to deliver breathing gases, including oxygen, at a high velocity, for the treatment of spontaneously breathing patients suffering from respiratory distress, including Type 1 hypoxic respiratory distress, like that experienced by patients with pneumonia or COVID-19, or Type 2 hypercapnic respiratory distress, like that experienced by patients with COPD. Our HVT 2.0 and Precision Flow systems (together, “High Velocity Therapy systems”), which use High Velocity Therapy technology, are clinically validated alternatives to, and address many limitations of, the current standard of care for the treatment of respiratory distress in a hospital setting. Our next generation High Velocity Therapy system, known as HVT 2.0, received initial 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) in 2021, transitioned to full market release in August 2022, and received clearance for expanded respiratory distress indications in December 2022. The HVT 2.0 platform is cleared for therapy in multiple settings of care, although it is presently being marketed primarily for hospital use. As of June 30, 2024, more than 4.5 million patients have been treated with our High Velocity Therapy systems, and we have a global installed base of over 37,900 units, an increase of 1.8% compared to June 30, 2023.

We sell our High Velocity Therapy systems to hospitals through a direct sales organization in the United States and select international markets and through distributors in other select international markets. In late 2020, we launched our OAM in select international markets, which can be used with most versions of our Precision Flow system and OAM capability has been built into the HVT 2.0 for future use. The OAM helps clinicians maintain a patient’s SpO2 within a target SpO2 range over a greater period of time while requiring significantly fewer manual adjustments to the equipment. Maintenance of the prescribed oxygen saturation range may reduce the health risks associated with dosing too much, or too little, oxygen, particularly in neonates where these risks include visual or developmental impairment or death. Our OAM is sold through a direct sales organization in select international markets and through distributors in other select international markets. We are no longer seeking FDA approval to market the Precision Flow version of the OAM in the United States, but will instead focus future efforts on the HVT 2.0 version of the OAM for the United States market. We are actively developing our home based device at our Technology Center in Singapore which uses our High Velocity Therapy technology. In addition, we employ field-based clinical managers who focus on medical education and training in the effective use of our products and help facilitate increased adoption and utilization. We focus on physicians, respiratory therapists and nurses who work in acute hospital settings, including the emergency departments and adult, pediatric and neonatal intensive care units. Our relationship with these clinicians is particularly important, as it enables our products to follow patients through the care continuum. As of June 30, 2024, we have sold our High Velocity Therapy systems to over 2,500 hospitals across the United States, and in over 50 countries outside of the United States. Although presently our revenues are derived principally from sales of High Velocity Therapy systems and sales of the single-use disposable vapor transfer cartridges these systems require, we also derive revenues from ancillary products and services related to our High Velocity Therapy systems.

In early 2022, there was a significant slowdown in demand for our products that was driven primarily by a decrease in patient acuity from COVID-19 infections as COVID-19 variants transitioned from a lower respiratory disease to an upper respiratory disease. Due to inherent uncertainty in predicting future revenues and certain variable costs, we announced in connection with the release of our first quarter 2022 financial results, our long-term “path to profitability” initiatives. As part of this strategy, we moved substantially all of our manufacturing operations from New Hampshire to Mexico. In the last half of 2022, we established a Technology Center in Singapore to bring most research and development projects in-house, including development of our home based device, to help reduce the cost of external design firms and access local government grant funding and took meaningful steps towards right sizing our commercial organization, including exiting our Vapotherm Access call center business and making reductions to our field teams in the United States and internationally. As a result of this strategy, our net cash used in operating activities decreased to $9.8 million for the first six months of 2024, down from $17.4 million for the first six months of 2023. Concurrently, our revenues increased to $16.9 million and $36.0 million for the second quarter and first six months of 2024, respectively, from $16.0 million and $33.8 million for the second quarter and first six months of 2023, respectively. These increases were primarily as a result of a 13.9% and 13.7% increase in disposables revenue for the second quarter and first six months of 2024, respectively, partially offset by a 23.4% and 18.4% decrease in capital equipment revenue for the second quarter and first six months of 2024, respectively. For the three months ended June 30, 2024 and 2023, we incurred net losses of $14.3 million and $14.8 million, respectively. For the six months ended June 30, 2024 and 2023, we incurred net losses of $29.1 million and $32.9 million, respectively.

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

We continued to execute on our strategy to grow existing customer accounts through education of our customers on the full capabilities of our technology to help patients through all four care areas of the hospital that we serve today, regardless of whether patients are hypoxic, hypercapnic, or otherwise suffering respiratory distress. Net revenue increased $0.8 million, or 5.3%, to $16.9 million for the three months ended June 30, 2024 compared to $16.0 million for the three months ended June 30, 2023. Net revenue increased $2.3 million, or 6.7%, to $36.0 million for the six months ended June 30, 2024 compared to $33.8 million for the six months ended June 30, 2023.

Revenue from single-use disposables represented approximately 73.7% of our net revenue for the three months ended June 30, 2024 and increased 13.9% over the three months ended June 30, 2023. Revenue from single-use disposables represented approximately 73.7% of our net revenue for the six months ended June 30, 2024 and increased 13.7% over the six months ended June 30, 2023. We believe our business strategy will allow us to return our disposables utilization, or turn, rates to their pre-COVID-19 historical levels over time as we go deeper and wider in our largest accounts. The turn rate is the average number of disposables purchased per month per capital unit from a customer account. We continue to focus on our long-term product roadmap, under which we plan to introduce additional high growth products to our respiratory care offerings, which we expect to drive higher average selling prices as we introduce new higher-value products and services. In March 2024, we unveiled our Access365 home ventilation solution at the annual MEDTRADE conference in Dallas, Texas. Access365 is designed to provide optimal treatment at home, especially for COPD patients, by combining the known benefits of nocturnal NIV with the comfort of high velocity therapy for daytime use. The device is designed to reduce hospital readmissions, improve patient quality of life, and reduce healthcare equipment costs for late-stage hypercapnic COPD patients. In addition to ventilation-assured pressure support and volume control/assist ventilation modes and Vapotherm's proven high velocity therapy, the ventilator incorporates a built-in medical grade humidifier and integrated Bluetooth pulse oximetry and spirometry. The Access365 home ventilation solution also includes cloud connectivity to enable remote data retrieval and system upgrades and a patient engagement platform designed to break the cycle of symptom exacerbation and readmission through early identification of worsening symptoms allowing more rapid clinical intervention. This proprietary algorithm resulted in up to a 41% reduction in late-stage COPD hospital readmissions. We anticipate receiving FDA clearance for Access365 in 2025.

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

To retain and incentivize our key contributors and employees while preserving cash resources and without incurring stock dilution from significant additional equity issuances, our Board of Directors on February 26, 2024 approved a stock option repricing, effective February 27, 2024, resulting in the exercise price of all outstanding options to purchase shares of our common stock, other than options held by non-employee Board members, being reduced to $0.915 per share, the closing price of our common stock on February 27, 2024, which resulted in the recognition of additional compensation expense of $0.1 million during the three months ended March 31, 2024.

Based on our recurring losses, current financial forecasts and our continuing noncompliance with the minimum liquidity covenant of $5.0 million (the “Liquidity Covenant”), we believe our existing cash resources and borrowing capacity under our loan agreement, anticipated cash receipts from sales of our products and monetization of our existing inventory balances will not be sufficient to meet our anticipated cash requirements during the next 12 months, which raises substantial doubt about our ability to continue as a going concern. Given our continuing noncompliance with the Liquidity Covenant, SLR has the right to accelerate the term loans under our loan agreement. As of the date this Quarterly Report on Form 10-Q is filed, our lender has not declared us in default under the Liquidity Covenant.

Concurrently with the entry into the Merger Agreement, SLR has agreed to contribute approximately $81.0 million of the Company’s term debt (including certain accrued but unpaid interest and fees) and warrants to purchase our common stock to Topco in exchange for preferred equity and common equity of Topco, and Perceptive has agreed to invest $50.0 million of new preferred equity capital into Topco, a portion of which will be used to fund the Merger and make certain closing-related payments. After completion of the Merger, SLR will retain $40.0 million of our term debt. In connection with the execution of the Merger Agreement, on June 17, 2024, we concurrently entered into the Eighth Amendment, pursuant to which, among other things, the Term B Loan Facility thereunder was increased from $4.0 million to $9.0 million. While we believe that our existing cash resources, additional borrowing capacity under the SLR Loan Agreement, anticipated cash receipts from sales of our products, and monetization of our existing inventory balances will be sufficient to meet our anticipated cash requirements through the completion of the Merger, no assurance can be provided that it will. In addition, while we believe our relationship with SLR is good and that SLR will continue to work with us to fund our working capital needs prior to the completion of the Merger and will work towards completion of the Merger, no assurance can be provided that SLR will. There is inherent uncertainty associated with the transactions as contemplated under the Merger Agreement and the agreements related thereto and the completion of such transactions is not in our complete control. If we are unable to complete the Merger and related transactions, we would be required to curtail operations significantly, including reducing our operating expenses which, in turn would, negatively impact our sales, or even cease operations. As a result, substantial doubt exists about our ability to continue as a going concern within the evaluation period.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net revenue	$16,884	$16,037	$36,018	$33,768
Cost of revenue	8,601	9,177	18,078	20,696
Gross profit	8,283	6,860	17,940	13,072
Operating expenses
Research and development	3,328	3,723	6,960	7,710
Sales and marketing	6,732	8,276	13,874	17,868
General and administrative	3,768	5,019	8,240	10,789
Merger-related costs	3,723	-	3,723	-
Impairment of right-of-use assets	-	-	-	432
(Gain) loss on disposal of property and equipment	(1)	(2)	(9)	53
Total operating expenses	17,550	17,016	32,788	36,852
Loss from operations	(9,267)	(10,156)	(14,848)	(23,780)
Other expense, net	(4,986)	(4,607)	(14,230)	(9,064)
Net loss before income taxes	(14,253)	(14,763)	(29,078)	(32,844)
Provision for income taxes	18	25	29	34
Net loss	$(14,271)	$(14,788)	$(29,107)	$(32,878)

Revenue

	Three Months Ended June 30,
	2024		2023		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$2,391	14.2%	$3,120	19.5%	$(729)	(23.4)%
Disposables	12,442	73.7%	10,927	68.1%	1,515	13.9%
Subtotal product revenue	14,833	87.9%	14,047	87.6%	786	5.6%
Lease revenue
Capital equipment	$146	0.9%	$116	0.7%	$30	25.9%
Other	524	3.1%	410	2.6%	114	27.8%
Service and other revenue	1,381	8.1%	1,464	9.1%	(83)	(5.7)%
Total net revenue	$16,884	100.0%	$16,037	100.0%	$847	5.3%

Net revenue increased $0.8 million, or 5.3%, to $16.9 million for the second quarter of 2024 compared to $16.0 million for the second quarter of 2023. The increase in net revenue was primarily attributable to an increase of $1.5 million in disposables revenue, partially offset by a decrease of $0.7 million in capital equipment revenue. Disposables revenue increased 13.9% in the second quarter of 2024 primarily due to an increase in the number of disposables sold and higher average selling prices in the United States. Capital equipment revenue decreased 23.4% in the second quarter of 2024 due to a decrease in the volume of sales of capital equipment.

Net revenue information by geography is summarized as follows:

	Three Months Ended June 30,
	2024		2023		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$13,323	78.9%	$11,847	73.9%	$1,476	12.5%
International	3,561	21.1%	4,190	26.1%	(629)	(15.0)%
Total net revenue	$16,884	100.0%	$16,037	100.0%	$847	5.3%

Net revenue generated in the United States increased $1.5 million, or 12.5%, to $13.3 million for the second quarter of 2024, compared to $11.8 million for the second quarter of 2023. Net revenue generated in our International markets decreased $0.6 million, or 15.0%, to $3.6 million for the second quarter of 2024, compared to $4.2 million for the second quarter of 2023. The increase in net revenue in the United States was primarily the result of an increase in the number of disposables sold over the prior year period and higher average selling prices. The decrease in net revenue in our International markets was primarily due to a decrease in the number of disposables and capital equipment sold over the prior year period.

	Six Months Ended June 30,
	2024		2023		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
Product revenue:
Capital equipment	$5,244	14.6%	$6,428	19.0%	$(1,184)	(18.4)%
Disposables	26,538	73.7%	23,344	69.1%	3,194	13.7%
Subtotal product revenue	31,782	88.3%	29,772	88.1%	2,010	6.8%
Lease revenue
Capital equipment	357	1.0%	246	0.7%	111	45.1%
Other	1,007	2.8%	873	2.6%	134	15.3%
Service and other revenue	2,872	7.9%	2,877	8.6%	(5)	(0.2)%
Total net revenue	$36,018	100.0%	$33,768	100.0%	$2,250	6.7%

Net revenue increased $2.3 million, or 6.7%, to $36.0 million for the first six months of 2024 compared to $33.8 million for the first six months of 2023. The increase in net revenue was primarily attributable to an increase of $3.2 million in disposables revenue, partially offset by a decrease of $1.2 million in capital equipment revenue. Disposables revenue increased 13.7% in the first six months of 2024 primarily due to an increase in the number of disposables sold in the United States and higher average selling prices. Capital equipment revenue decreased 18.4% in the first six months of 2024 due to a decrease in the volume of sales of capital equipment.

	Six Months Ended June 30,
	2024		2023		Change
	(in thousands, except percentages)
	Amount	% of Revenue	Amount	% of Revenue	$	%
United States	$28,407	78.9%	$25,106	74.3%	$3,301	13.1%
International	7,611	21.1%	8,662	25.7%	(1,051)	(12.1)%
Total net revenue	$36,018	100.0%	$33,768	100.0%	$2,250	6.7%

Net revenue generated in the United States increased $3.3 million, or 13.1%, to $28.4 million for the first six months of 2024, compared to $25.1 million for the first six months of 2023. Net revenue generated in our International markets decreased $1.1 million, or 12.1%, to $7.6 million for the first six months of 2024, compared to $8.7 million for the first six months of 2023. The increase in net revenue in the United States was primarily the result of an increase in the number of disposables sold over the prior year period and higher average selling prices. The decrease in net revenue in our International markets was primarily due to a decrease in the number of disposables and capital equipment sold over the prior year period and a higher mix of Precision Flow systems sold, which carry lower average selling prices than the HVT 2.0 system.

Cost of Revenue and Gross Profit

Cost of revenue decreased $0.6 million, or 6.3%, to $8.6 million in the second quarter of 2024 compared to $9.2 million in the second quarter of 2023. Gross profit as a percent of revenue increased to 49.1% in the second quarter of 2024 compared to 42.8% in the second quarter of 2023.

Cost of revenue decreased $2.6 million, or 12.6%, to $18.1 million in the first six months of 2024 compared to $20.7 million in the first six months of 2023. Gross profit as a percent of revenue increased to 49.8% in the first six months of 2024 compared to 38.7% in the first six months of 2023.

The decreases in cost of revenue and increase in gross profit for both comparison periods was primarily due to an increase in net revenue and improved efficiency of our facility in Mexico resulting in lower production costs.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 10.6%, to $3.3 million in the second quarter of 2024 compared to $3.7 million in the second quarter of 2023. As a percentage of revenue, research and development expenses decreased to 19.7% in the second quarter of 2024 compared to 23.2% in the second quarter of 2023.

Research and development expenses decreased $0.8 million, or 9.7%, to $7.0 million in the first six months of 2024 compared to $7.7 million in the first six months of 2023. As a percentage of revenue, research and development expenses decreased to 19.3% in the first six months of 2024 compared to 22.8% in the first six months of 2023.

The decreases in research and development expenses and as a percentage of net revenue for both comparison periods were primarily due to cost reductions from our path-to-profitability initiatives consisting of decreased employee-related expenses and stock-based compensation, partially offset by increased development costs related to our Access365 home ventilation solution. The decreases were also due to the capitalization of certain software development costs that did not qualify for capitalization in the prior year periods. The decreases in research and development expenses as a percentage of revenue for both comparison periods were also due to increases in net revenue during the current year periods as compared to the same respective periods in 2023.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.5 million, or 18.7%, to $6.7 million in the second quarter of 2024 compared to $8.3 million in the second quarter of 2023. As a percentage of revenue, sales and marketing expenses decreased to 39.9% in the second quarter of 2024 compared to 51.6% in the second quarter of 2023.

Sales and marketing expenses decreased $4.0 million, or 22.4%, to $13.9 million in the first six months of 2024 compared to $17.9 million in the first six months of 2023. As a percentage of revenue, sales and marketing expenses decreased to 38.5% in the first six months of 2024 compared to 52.9% in the first six months of 2023.

The decreases in sales and marketing expenses and as a percentage of net revenue for both comparison periods were primarily due to cost reductions from our path-to-profitability initiatives consisting of decreased employee-related expenses, stock-based compensation, third-party consulting costs, and travel expenses. These decreases for the six month comparisons were also due to a decrease in national sales meeting expenses. The decreases in sales and marketing expenses as a percentage of revenue for both comparison periods were also due to increases in net revenue during the current year periods compared to the same respective periods in 2023.

General and Administrative Expenses

General and administrative expenses decreased $1.3 million, or 24.9%, to $3.8 million in the second quarter of 2024 compared to $5.0 million in the second quarter of 2023. As a percentage of revenue, general and administrative expenses decreased to 22.3% in the second quarter of 2024 compared to 31.3% in the second quarter of 2023.

General and administrative expenses decreased $2.5 million, or 23.6%, to $8.2 million in the first six months of 2024 compared to $10.8 million in the first six months of 2023. As a percentage of revenue, general and administrative expenses decreased to 22.9% in the first six months of 2024 compared to 32.0% in the first six months of 2023.

The decreases in general and administrative expenses and as a percentage of net revenue for both comparison periods were primarily due to cost reductions from our path-to-profitability initiatives consisting of decreased stock-based compensation, employee-related expenses, non-cash lease expense, and consulting and legal expenses. The decreases in general and administrative expenses as a percentage of revenue for both comparison periods were also due to the increase in net revenue during the current year periods as compared to the same respective periods in 2023.

Merger-Related Costs

Merger-related costs consist of legal and professional fees we have incurred in connection with the Merger Agreement and are expensed as incurred. We recorded merger-related costs of $3.7 million for each of the three and six months ended June 30, 2024. There were no merger-related costs recorded during the three or six months ended June 30, 2023.

Impairment of Right-of-Use Assets

There were no impairments of right-of-use assets during the second quarter of 2024, first six months of 2024, or second quarter of 2023. Impairment of right-of-use assets totaled $0.4 million during the first six months of 2023 and related to the write down of operating lease right-of-use assets no longer deemed to be recoverable.

Gain (Loss) on Disposal of Property and Equipment

We recorded a gain on disposal of certain property and equipment of less than $0.1 million during each of the second quarter and first six months of 2024. We recorded a gain on disposal of certain property and equipment of less than $0.1 million during the second quarter of 2023 and recorded a loss on disposal of certain property and equipment of $0.1 million during the first six months of 2023.

Other Expense, Net

Other expense, net increased $0.4 million, or 8.2%, to $5.0 million in the second quarter of 2024 compared to $4.6 million in the second quarter of 2023. Other expense, net increased $5.2 million, or 57.0%, to $14.2 million in the first six months of 2024 compared to $9.1 million in the first six months of 2023. The increase in other expense, net for both comparison periods was primarily due to higher average interest rates on higher average outstanding borrowings in the current year period compared to the prior year period. The increase during the first six months of 2024 is also attributable to an increase in non-cash interest expense from an accrual of the exit fee related to our current noncompliance with the Liquidity Covenant.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2024 and 2023 each totaled less than $0.1 million and for the first six months of 2024 and 2023 each totaled less than $0.1 million and, in each case, related to income earned by our foreign subsidiaries after accounting for transfer pricing adjustments.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and restricted cash of $4.0 million, negative working capital of $109.9 million and an accumulated deficit of $577.3 million. Our primary sources of capital to date have been from sales of our equity securities, sales of our High Velocity Therapy systems and their associated disposables and amounts borrowed under credit facilities. Since inception, we have raised a total of $393.9 million in net proceeds from sales of our equity securities.

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

Based on our recurring losses, current financial forecasts and our continuing noncompliance with the Liquidity Covenant, we believe our existing cash resources and borrowing capacity under our SLR Loan Agreement, anticipated cash receipts from sales of our products and monetization of our existing inventory balances will not be sufficient to meet our anticipated cash requirements during the next 12 months, which raises substantial doubt about our ability to continue as a going concern. Given our continuing noncompliance with the Liquidity Covenant, SLR has the right to accelerate the term loans under our loan agreement. As of the date this Quarterly Report on Form 10-Q is filed, our lender has not declared us in default under the Liquidity Covenant.

As referred to above, on June 17, 2024, we entered into the Merger Agreement and concurrently with our entry into the Merger Agreement, SLR agreed to contribute approximately $81.0 million of the Company’s term debt (including certain accrued but unpaid interest and fees) and warrants to purchase our common stock to Topco in exchange for preferred equity and common equity of Topco, and Perceptive agreed to invest $50.0 million of new preferred equity capital into Topco, a portion of which will be used to fund the Merger and make certain closing-related payments. After completion of the Merger, SLR will retain $40.0 million of Vapotherm term debt. In connection with the Merger Agreement, on June 17, 2024, we concurrently entered into the Eight Amendment, which, among other things, the Term B Loan Facility thereunder was increased from $4.0 million to $9.0 million.

While we believe that our existing cash resources, additional borrowing capacity under the SLR Loan Agreement, continued support from SLR, anticipated cash receipts from sales of our products, and monetization of our existing inventory balances will be sufficient to meet our anticipated cash requirements through the completion of the Merger, no assurance can be provided that it will. In addition, while we believe our relationship with SLR is good and that SLR will continue to work with us to fund our working capital needs prior to the completion of the Merger and will work towards completion of the Merger, no assurance can be provided that SLR will. There is inherent uncertainty associated with transactions as contemplated under the Merger Agreement and the agreements related thereto and the completion of such transactions is not in our complete control. If we are unable to complete the Merger and related transactions, we would be required to curtail operations significantly, including reducing our operating expenses which, in turn would, negatively impact our sales, or even cease operations. As a result, substantial doubt exists about our ability to continue as a going concern within the evaluation period within one year after the date that this Quarterly Report on Form 10-Q is filed. See Note 1 “Description of Business” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Pursuant to the terms of the Merger Agreement, each party to the Merger Agreement will bear its own expenses in connection with the Merger Agreement and the transactions contemplated thereby, and in the event the Merger is consummated, the Company, as the surviving corporation in the Merger, will pay all costs and expenses (including reasonable fees, disbursements and expenses of legal or financial advisors or agents serving in a similar capacity) incurred by us, Perceptive, Topco, Parent, Merger Sub and SLR, in connection with the Merger Agreement, the SLR Loan Agreement and related agreements and the transactions contemplated thereby, in each case that are unpaid and outstanding as of the closing date of the Merger, provided, however, that subject to the terms of the SLR Loan Agreement, legal fees and expenses and financial advisor fees and expenses (other than fees in respect of any litigation brought by stockholders relating to the Merger, if any) shall not exceed $10.0 million. In the event that the Merger does not close, SLR has the right to invoice us for costs and expenses incurred by SLR in connection with the Merger Agreement, the SLR Loan Agreement and related agreements and the transactions contemplate thereby, in each case that are unpaid and outstanding.

Cash Flows

The following table presents a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,827)	$(17,388)
Investing activities	(2,662)	(1,408)
Financing activities	5,833	21,023
Effect of exchange rate on cash, cash equivalents and restricted cash	(165)	35
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,821)	$2,262

Operating Activities

The net cash used in operating activities was $9.8 million in the first six months of 2024 and consisted primarily of a net loss of $29.1 million, partially offset by non-cash charges of $17.0 million and a decrease in net operating assets of $2.3 million. Non-cash charges for the first six months of 2024 consisted primarily of non-cash interest expense, interest paid in-kind, stock-based compensation expense, depreciation and amortization expense, and non-cash lease expenses.

The net cash used in operating activities was $17.4 million in the first six months of 2023 and consisted primarily of a net loss of $32.9 million, partially offset by non-cash charges of $15.3 million and a decrease in net operating assets of $0.2 million. Non-cash charges for the first six months of 2023 consisted primarily of stock-based compensation expense, interest paid in-kind, depreciation and amortization expense, non-cash lease expenses and impairment of right-of-use assets.

Investing Activities

Net cash used in investing activities for the first six months of 2024 and 2023 consisted of purchases of property and equipment of $2.7 million and $1.4 million, respectively.

Financing Activities

Net cash provided by financing activities was $5.8 million in the first six months of 2024 and consisted of net proceeds under our credit facility.

Net cash used in financing activities was $21.0 million in the first six months of 2023 and primarily consisted of net proceeds from the issuance of securities in the February 2023 private placement.

Credit Facilities

On February 18, 2022 (the “Credit Agreement Effective Date”), we entered into the SLR Loan Agreement with SLR which provided for a term A loan facility of $100.0 million (the “Term A Loan Facility”). The Term A Loan Facility was funded to us on the Credit Agreement Effective Date. In connection with this funding, we issued SLR warrants to purchase 13,421 shares of our common stock at an exercise price of $111.76 per share, which were fully vested upon issuance, are exercisable at the option of the holder, in whole or in part, and expire in February 2032. The proceeds of the Term A Loan Facility were used to repay all indebtedness under our prior loan agreement with CIBC.

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

On March 26, 2024 (the “Seventh Amendment Effective Date”), we entered into an Amendment No. 7 to the SLR Loan Agreement (the “Seventh Amendment,” together with the Sixth Amended SLR Loan Agreement, the “Seventh Amended SLR Loan Agreement”) with SLR. The Seventh Amendment established a term B loan facility of $4.0 million (the “Term B Loan Facility”). Borrowings under the Term B Loan Facility were available from the Seventh Amendment Effective Date until July 26, 2024 (the “Term B Maturity Date”) and conditioned on approval by the lenders’ investment committee in its sole discretion. On the Seventh Amendment Effective Date, $2.0 million was funded to us. In addition, $2.0 million was funded to us in $1.0 million draw increments on April 26, 2024, and June 4, 2024. The Term B Loan Facility provides for interest-only payments and aggregate principal outstanding are due and payable on the Term B Maturity Date. We will be required to make a payment of 2.0% of the aggregate principal amount of the Term B Loan Facility funded (the “Term B Facility Exit Fee”), which is payable on the earliest to occur of (i) the Term B Maturity Date, (ii) the acceleration of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date, and (iii) the prepayment date of the Seventh Amended SLR Loan Agreement prior to the Term B Maturity Date. The Term B Facility Exit Fee of less than $0.1 million is considered fully earned by SLR as of the Seventh Amendment Effective Date and has been fully accrued as of June 30, 2024 due to our continuing noncompliance with the Liquidity Covenant. In addition, the Seventh Amendment extended our option to pay up to 9% of interest in-kind (rather than solely in cash) for interest accruing for the period from March 1, 2024 through April 30, 2024 with an additional extension to include interest accruing through May 31, 2024 at the sole discretion of SLR. The PIK Interest extension is subject to payment of a fee equal to 10% of the PIK Interest, and the issuance of additional warrants to equal to 9% of the PIK Interest.

On June 17, 2024 (the “Eighth Amendment Effective Date”), we entered into the Eighth Amendment (together with the Seventh Amended SLR Loan Agreement, the “Eighth Amended SLR Loan Agreement”) with SLR. The Eighth Amendment provided for an interim amendment to the SLR Loan Agreement to be effective between the Eighth Amendment Effective Date and the effective date of the Merger (the “Interim Loan Agreement Amendment”). The Interim Loan Agreement Amendment increased the existing senior secured Term B Loan Facility from $4.0 million to $9.0 million (the “Amended Term B Loan Facility”). On the Eighth Amendment Effective Date, $2.0 million available under the Amended Term B Loan Facility was funded to us. An additional $1.5 million was funded to us on July 23, 2024 under the Amended Term B Loan Facility. As of the date that this Quarterly Report on Form 10-Q is filed, we have $1.5 million of available undrawn funds under the Amended Term B Loan Facility. The aggregate principal amount outstanding under the Amended Term B Loan Facility will be due and payable on the earlier of (x) the Effective Time and (y) December 31, 2024 (the “Amended Term B Loan Facility Maturity Date”), which date is subject to an automatic 60 day extension to give effect to the extension of the Outside Date (as provided for and defined in the Merger Agreement). There are no scheduled amortization payments of the principal amount of the loans outstanding under the Amended Term B Loan Facility. Borrowings under the Amended Term B Loan Facility are available from the Eighth Amendment Effective Date until the Amended Term B Loan Facility Maturity Date and will be conditioned on approval by the lenders’ investment committee in its sole discretion.

Pursuant to the Interim Loan Agreement Amendment, the Eighth Amended SLR Loan Agreement provides for certain covenants requiring the lenders and agent to assist with the consummation of the Merger, including permitting certain amendments to the Eighth Amended SLR Loan Agreement and other documents contemplated in respect of the transactions contemplated by the Merger Agreement. The Interim Loan Agreement Amendment amended the interest rate applicable to the existing senior secured Term A Loan Facility to provide for a floating interest rate equal to the sum of (a) 1-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10%, plus (b) 2.30%, plus (c) 7.00% of PIK Interest. The PIK Interest is capitalized and added to the aggregate principal amount outstanding under the Term A Loan Facility.

Pursuant to the Interim Loan Agreement Amendment, loans under the Amended Term B Loan Facility bear interest at a floating rate per annum equal to the sum of (a) 0.10%, plus (b) 8.30%, plus (c) the 1-month CME Term SOFR plus a SOFR adjustment of 0.10%. At June 30, 2024, the interest rate under the Term A Loan Facility and Amended Term B Loan Facility was 14.73% and 13.73%, respectively. We paid interest in-kind on the Term A Loan Facility totaling $2.6 million and $2.4 million during the three months ended June 30, 2024 and 2023, respectively. We paid interest in-kind on the Term A Loan Facility totaling $5.1 million and $4.5 million during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the outstanding balance under the Term A Loan Facility and Amended Term B Loan Facility was $114.4 million and $6.0 million, respectively. The Term A Loan Facility provides for interest-only payments through February 1, 2026. Thereafter, principal payments on the Term A Loan Facility are due monthly in equal installments; provided that we have the option to extend the interest-only period for an additional 17 months upon achievement of a certain minimum revenue level as more fully described in the Interim Loan Agreement Amendment.

Pursuant to the Interim Loan Agreement Amendment, the Term A Loan Facility will mature on July 15, 2027 (the “Term A Maturity Date”). Loans outstanding under the Amended Term B Loan Facility and Term A Loan Facility may be prepaid in full, subject to a prepayment charge of 1.0%, if such prepayment occurs after February 18, 2024 but on or prior to the Term A Maturity Date (the “Prepayment Penalty”). In addition, on the earliest to occur of (i) with respect to the Term A Loan Facility, the Term A

Maturity Date and with respect to the Amended Term B Loan Facility, the Effective Time, (ii) with respect to the Term A Loan Facility, the acceleration of the Term A Loan Facility prior to the Term A Maturity Date and with respect to the Amended Term B Loan Facility, the acceleration of the Amended Term B Loan Facility prior to the Effective Time and (iii) the prepayment of any loan under the Term A Loan Facility prior to the Term A Maturity Date or the prepayment of any loan under the Amended Term B Loan Facility prior to the Effective Time, we will be required to make a payment of a final fee equal to the sum of (x) 7.45% of the aggregate principal amount of the loans funded under the Term A Loan Facility and (y) 2.00% of the aggregate principal amount of the loans funded under the Amended Term B Loan Facility (the “Exit Fee”) of $7.6 million. The Exit Fee is considered fully earned by SLR as of the Credit Agreement Effective Date and has been fully accrued as of June 30, 2024 as a component of accrued expenses and other current liabilities due to our continuing noncompliance with the Liquidity Covenant. In connection with the Eighth Amended SLR Loan Agreement, we have incurred direct financing costs related to fees and non-cash consideration paid to SLR and fees paid to third parties of $2.3 million and $1.6 million, respectively, as of June 30, 2024. The Term A Loan Facility and the Amended Term B Loan Facility are secured by a lien on substantially all of the assets, including our intellectual property.

The Eighth Amended SLR Loan Agreement contains customary covenants and representations, including, without limitation, a minimum revenue covenant equal to a percentage of each month’s forecasted net product revenue as defined in the Eighth Amended SLR Loan Agreement (tested on a trailing six month basis at the end of each fiscal month), the Liquidity Covenant, and other financial covenants, reporting obligations, and limitations on dispositions, changes in business or ownership, mergers or acquisitions, indebtedness, encumbrances, distributions and investments, transactions with affiliates and capital expenditures. As of June 30, 2024, we were not in compliance with the Liquidity Covenant as our unrestricted cash balance was less than $5.0 million. As the loans outstanding under the Eighth Amended SLR Loan Agreement are considered callable at the sole discretion of SLR, the outstanding principal is presented as a current liability on the condensed consolidated balance sheet at June 30, 2024 on this Quarterly Report on Form 10-Q. As of June 30, 2024, we were in compliance with all other financial covenants under the Eighth Amended SLR Loan Agreement at June 30, 2024.

The events of default under the Eighth Amended SLR Loan Agreement include, without limitation, and subject to customary grace periods, (1) our failure to make any payments of principal or interest under the Eighth Amended SLR Loan Agreement or any other loan documents, (2) our breach or default in the performance of any covenant under the Eighth Amended SLR Loan Agreement, (3) the occurrence of a material adverse effect or an event that is reasonably likely to result in a material adverse effect, (4) the existence of an attachment or levy on a material portion of our funds or of our subsidiaries, (5) our insolvency or bankruptcy, or (6) the occurrence of certain material defaults with respect to any other of our indebtedness in excess of $500,000. If an event of default occurs, SLR is entitled to take enforcement action, including an incremental 5% interest rate increase or acceleration of amounts due under the Eighth Amended SLR Loan Agreement (the “Event of Default Option”). We determined the Event of Default Option to be an embedded derivative that is required to be bifurcated from the Eighth Amended SLR Loan Agreement. We determined the probability of SLR exercising the Event of Default Option due to our continuing noncompliance with the Liquidity Covenant to be remote and deemed its fair value to be immaterial as of June 30, 2024. We re-evaluate the fair value of the Event of Default Option at the end of each reporting period.

The Eighth Amended SLR Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. SLR has indemnification rights and the right to assign the Eighth Amended SLR Loan Agreement, subject to customary restrictions.

The Eighth Amendment also provides for a further amendment to the SLR Loan Agreement to be effective as of the Effective Time (the “Merger Effective Date Amendment”). The repayment in full of the Amended Term B Loan Facility is a condition to the effectiveness of the Merger Effective Date Amendment. After giving effect to the contribution of $74.4 million of loans outstanding under the Term A Loan Facility to Topco pursuant to the SLR Rollover Agreement, the aggregate principal amount outstanding under the Term A Loan Facility under the Merger Effective Date Amendment will be reduced from $114.4 million to $40.0 million (the “Merger Effective Date Term A Loan Facility”). Loans under the Merger Effective Date Term A Loan Facility will bear interest at a floating rate per annum equal to the sum of (a) CME Term SOFR (with a floor of 4.50%) plus (b) 6.00%. The aggregate principal amount outstanding under the Merger Effective Date Term A Loan Facility is due and payable on the earlier of (x) the third anniversary of the Effective Time and (y) October 1, 2027 (the “Merger Effective Date Term A Loan Facility Maturity Date”). There is no scheduled amortization of the principal amounts of the loans outstanding under the Merger Effective Date Term A Loan Facility. The Merger Effective Date Amendment also provides for revised financial covenant levels applicable to the Merger Effective Date Term A Loan Facility. All other terms and conditions of the Merger Effective Date Term A Loan Facility, including the guarantees and security relating thereto are substantively identical to those provided for under the existing credit facilities under the Eighth Amended SLR Loan Agreement.

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

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. We determined there were no critical accounting estimates included in our consolidated financial statements that involve a significant level of uncertainty as of December 31, 2023 or June 30, 2024.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate risk arises primarily from variable interest rates applicable to borrowings under our Eighth Amended SLR Loan Agreement and interest rates associated with our invested cash balances. Pursuant to our Eighth Amended SLR Loan Agreement, advances under the Term A Loan Facility bear interest at a floating rate per annum equal to (a) 1-month Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10%, plus (b) 2.30%, plus (c) 7.00% of PIK Interest. Advances under the Amended Term B Loan Facility bear interest at a floating rate per annum equal to the sum of (a) 0.10%, plus (b) 8.30%, plus (c) the 1-month CME Term SOFR plus 0.10%. At June 30, 2024, the interest rate under the Term A Loan Facility and Amended Term B Loan Facility was 14.73% and 13.73%, respectively. At June 30, 2024, borrowings under our Term A Loan Facility and Amended Term B Loan Facility was $114.4 million and $6.0 million, respectively. Based on our outstanding borrowings and the SOFR Rate, a 100 basis point increase in the annual interest rate on our outstanding borrowings would have a $1.2 million impact on our interest expense on an annual basis.

On June 30, 2024, we had cash invested in money market deposits of less than a $0.1 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Certain of our cash and cash equivalents balances are exposed to credit loss for the amounts that exceed FDIC insured limits. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Based on our current level of cash investments, an increase or decrease of 10 basis points in interest rates would have less than a $0.1 million impact to our interest income on an annual basis.

Foreign Currency Risk

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. In addition, we engage in other foreign operations that transact in currencies other than the U.S. dollar. Our principal exchange rate risk is between the U.S. dollar, the British pound sterling and the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Adjustments resulting from the translation of the financial statements of our non-U.S. subsidiaries’ foreign operations into U.S. dollars are excluded from the determination of net loss and are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit. Income and expense items are translated at the average foreign currency exchange rates for the period. Transaction gains and losses resulting from currency fluctuations related to our other foreign operations are included in the determination of our net loss. As a result, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to the British pound sterling and the Mexican peso, and to a lesser extent, the euro, and the Singapore dollar. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.6% and 7.3% of consolidated net revenue for the three months ended June 30, 2024 and 2023, respectively. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.6% of consolidated net revenue for the six months ended June 30, 2024 and 2023, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.7% and 8.3% of our total assets at June 30, 2024 and December 31, 2023, respectively. There were no material assets denominated in the Mexican peso at June 30, 2024 or December 31, 2023. Given the immateriality of net revenues and assets denominated in currencies other than the U.S. dollar, a 10% fluctuation in exchange rates would have an immaterial impact to our consolidated net revenues and consolidated total assets. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Inflation Risk

Many of the commodities used in the production and transportation of our products are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of purchase orders and pricing agreements. During the three and six months ended June 30, 2024, we continued to experience inflationary pressures on transportation and commodities costs, which we expect to continue during 2024. A number of external factors, including adverse weather conditions, supply chain disruptions (including raw material shortages) and labor shortages, have impacted and may continue to impact transportation and commodities costs. When prices increase, we may or may not pass on such increases to our customers without suffering reduced volume, revenue, margins and operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting disclosed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the preparation of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2024, management identified a material weakness in our internal control over financial reporting.

We did not maintain effective internal control over the evaluation and accounting of certain complex and non-routine transactions. Specifically, management did not adequately review and analyze accounting for the Company’s transaction fees related to the proposed Merger in a timely manner and recognized the transaction fees as deferred financing costs rather than acquisition costs, resulting in an overstatement of deferred offering costs and understatement of merger-related expenses during the quarter. Management has now corrected this misstatement and recorded the transaction fees as merger-related expenses in the Company’s condensed consolidated financial statements for the period ended June 30, 2024.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2024 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described above, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness identified above, the Company has made changes to its internal control over financial reporting, such as implementing specific review procedures, including the enhanced involvement of outside independent consulting services to review the accounting entries pertaining to the proposed Merger.

The Company’s enhanced procedures will be in place during the third quarter of 2024. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2024.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on February 22, 2024:

The Merger Agreement, the pendency of the Merger or our failure to complete, and delays in completing, the Merger could materially and adversely affect our business, results of operations, financial condition and our stock price.

On June 17, 2024, we entered into the Merger Agreement with Topco, Parent and Merger Sub, pursuant to which, if all of the conditions to closing are satisfied or waived, Merger Sub will merge with and into Vapotherm, and as a result of which the separate corporate existence of Merger Sub will cease, and Vapotherm will continue as the surviving corporation of the Merger and as a direct, wholly owned subsidiary of Parent. The consummation of the Merger is subject to a number of customary closing conditions, as further described below, a number of which are not within our control. Failure to satisfy the conditions to the Merger could prevent, delay or otherwise materially and adversely affect the completion of the Merger. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied or waived, and, if all required approvals are obtained and the closing conditions are satisfied or waived, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger, which may take longer than we expect. We also cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, or if the Merger is not completed, and we are subject to a number of risks, including the following:

•
the pending Merger could adversely affect our ability to retain and attract employees and maintain and establish relationships with existing and potential new customers and business partners;
•
we will be required to pay certain significant costs relating to the Merger, as further described below, regardless of whether the Merger is consummated, such as, for example, legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•
we are unable to solicit other acquisition proposals during the pendency of the Merger, as further described below;
•
until the earlier of the Effective Time and the valid termination of the Merger Agreement pursuant to its terms, we are subject to certain restrictions on our business activities, as further described below, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us;
•
we may be required to pay a termination fee of $1,000,000 to Parent if the Merger Agreement is terminated under certain circumstances; and
•
we may commit time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger, as further described below.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current price of our common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, we would not realize any or all of the potential benefits of the Merger; investor confidence could decline; stockholder litigation could be brought against us, our directors, and officers; relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted; we may be unable to attract or retain key personnel; our employees could be distracted; and their productivity may decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares of common stock were quoted prior to the failure of the proposed Merger. If the Merger is not consummated, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be quoted on OTCQX and registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we will be required to continue to file periodic reports with the SEC.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the price of, or projections relating to, our common stock;
•
the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

The proposed Merger is subject to the satisfaction of various closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including (i) no law, order, injunction or decree will have been issued, enacted, entered, promulgated or enforced (and still be in effect) by any governmental body and is in effect that prohibits, enjoins, restricts, prevents or makes illegal the consummation of the transactions contemplated by the Merger Agreement; (ii) the Company will have received the Requisite Stockholder Approval (as defined in the Merger Agreement); (iii) the accuracy of the representations and warranties of the Company, Parent and Merger Sub in the Merger Agreement, subject to certain materiality qualifiers; (iv) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement; (v) the delivery by the Company to Parent of a customary closing certificate of the Company; (vi) the delivery by Parent to the Company of a customary closing certificate of Parent; (vii) the compliance in all material respects by the Company, Parent and Merger Sub of their respective covenants and obligations of the Merger Agreement required to be performed and complied with by the Company, Parent and Merger Sub, respectively, at or prior to the closing; and (viii) the financing agreements with SLR having not been revoked or terminated by the Company or any of its subsidiaries.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on our existing and prospective employees, customers, suppliers, manufacturers, and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, a substantial amount of our management’s and employees’ attention will be directed toward the completion of the Merger and thus be diverted from our day-to-day operations. Uncertainties about our future could also cause customers, manufacturers, suppliers, employees, and other business partners who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

Until the earlier of the Effective Time and the valid termination of the Merger Agreement pursuant to its terms, we are generally required to conduct our business in the ordinary course and we are restricted from taking certain actions without Parent’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from engaging in certain kinds of material transactions, issuing securities, or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition during the pendency of the Merger. Furthermore, these adverse effects could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory authorities. If there is any delay in the consummation of the Merger, these costs could increase significantly.

We and our directors and officers may be subject to additional securities class action and derivative lawsuits and other legal or regulatory proceedings relating to the Merger, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Regardless of whether or not the claims have any merit, defending against these claims can result in substantial costs and divert management time and resources. In addition, as of July 30, 2024, the Company had received two letters from purported Company shareholders, which claim that the Company’s preliminary proxy statement filed with the SEC in connection with the Merger contained incomplete statements regarding the Merger, and which demanded that the Company issue corrective disclosures. The Company believes that it has complied fully with its disclosure obligations with respect to the Merger and that the ostensible claims stated in the demand letters are meritless. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operation and financial condition. While we will evaluate and defend against any such lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

Provisions of the Merger Agreement may deter alternative business combinations and potential alternative purchasers and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances.

The Merger Agreement prohibits us from, among other things, soliciting, initiating, knowingly encouraging or knowingly facilitating the submission of Acquisition Proposals, as such term is defined in the Merger Agreement, or participating or engaging in discussions or negotiations with parties (other than SLR and Perceptive) with respect to Acquisition Proposals or any inquiry, offer or proposal that would reasonably be expected to lead to an Acquisition Proposal, any of which might result in greater value to our stockholders than the Merger. The Merger Agreement also provides for the payment by us to Parent of a termination fee of $1.0 million if the Merger Agreement is terminated in certain circumstances. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to pay the termination fee may also discourage a third party from pursuing an Acquisition Proposal. If the Merger Agreement is terminated and we determine to seek another business combination, we cannot assure our stockholders or other securities holders that we will be able to negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurrence of any fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.

We have identified a material weakness in our internal control over financial reporting, and cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

During the preparation of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2024, management identified a material weakness in our internal control over financial reporting. We did not maintain effective internal control over the evaluation and accounting of certain complex and non-routine transactions. Specifically, management did not adequately review and analyze accounting for our transaction fees related to the proposed Merger in a timely manner, and recognized the transaction fees as deferred financing costs rather than acquisition costs, resulting in an overstatement of deferred offering costs and understatement of merger-related expenses during the quarter. Management has now corrected this misstatement and recorded the transaction fees as merger-related expenses in our condensed consolidated financial statements for the period ended June 30, 2024.

While we have taken steps to remediate the material weakness, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are either being filed or furnished with this Quarterly Report on Form 8-K or incorporated herein by reference:

Exhibit Number	Description

2.1*

Agreement and Plan of Merger, dated as of June 17, 2024, among Veronica Holdings, LLC, Veronica Intermediate Holdings, LLC, Veronica Merger Sub, Inc., and Vapotherm, Inc. (previously filed as Exhibit 2.1 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

4.1

Form of Warrant to Purchase Common Stock of Vapotherm, Inc. Issued to SLR Investment Corp. as Payment in Kind Interest under Loan and Security Agreement (previously filed as Exhibit 4.1 to Vapotherm, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (File No. 001-38740) and incorporated herein by reference)

4.2

Omnibus Warrant Amendment Agreement, dated as of June 17, 2024, among Vapotherm, Inc. and each of the Holders party thereto (previously filed as Exhibit 4.1 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

10.1

Form of Stockholder Rollover Agreement (Company Insider) among Veronica Holdings, LLC, Vapotherm, Inc. and Each Stockholder Party Thereto (previously filed as Exhibit 10.1 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

10.2

Form of Stockholder Rollover Agreement (Non-Company Insider) among Veronica Holdings, LLC, Vapotherm, Inc. and Each Stockholder Party Thereto (previously filed as Exhibit 10.2 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

10.3

Form of SLR Rollover Agreement among Veronica Holdings, LLC, Veronica Intermediate Holdings, LLC and Each Party Thereto (previously filed as Exhibit 10.3 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

10.4

Form of Voting and Support Agreement (Non-Company Insider), dated as of June 17, 2024, between Veronica Intermediate Holdings, LLC and Each Party Thereto (previously filed as Exhibit 10.4 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

10.5

Form of Subscription Agreement between Veronica Holdings, LLC and Each Subscriber Party Thereto (previously filed as Exhibit 10.5 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

10.6

Side Letter, dated as of June 17, 2024, between Vapotherm, Inc. and Joseph Army (previously filed as Exhibit 99.4 to Joseph Army’s Schedule 13D/A filed with the SEC on June 18, 2024 and incorporated herein by reference)

10.7

Amendment No. 8 to Loan and Security Agreement, dated as of June 17, 2024, among Vapotherm, Inc., SLR Investment Corp., as Collateral Agent, and the Lenders Party Thereto (previously filed as Exhibit 10.6 to Vapotherm, Inc.’s Current Report on Form 8-K filed on June 20, 2024 (File No. 001-38740) and incorporated herein by reference)

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

______________________

* Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAPOTHERM, INC.

August 12, 2024	By:	/s/ Joseph Army
Joseph Army
President and Chief Executive Officer

August 12, 2024	By:	/s/ John Landry
John Landry
Senior Vice President and Chief Financial Officer